Form 10-Q/A
period 1995-07-31
BIOSYNERGY INC
filed 1995-10-30
CIK 715812

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10Q/A

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 1995

                               OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________ to ____________

                 Commission File Number 0-12459

                        Biosynergy, Inc.
 -----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

          Illinois                          36-2880990
-----------------------------         ---------------------------
(State or other jurisdiction of       (I.R.S. Employer incorporation or
 organization)                         Identification No.)

 1940 East Devon Avenue, Elk Grove Village,  Illinois    60007
-----------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)

 Registrant's telephone number, including area code:  (708) 956-0471

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filingrequirements for the past 90 days.

  Yes     X      No
       -------       -------

  Number of shares outstanding of common stock as of the close of the period covered by this report:  13,806,511

  Page 1 of the 7 pages contained in the sequential numbering system.

                       PART II - OTHER INFORMATION
                       ---------------------------

      Item 6.  Exhibits and Reports on Form 8K.
               --------------------------------

               (a)  The  following   exhibits  are  filed  as   a  part  of
  this report:

                    (3)   Articles of Incorporation and By-laws (i)

                    (10)  Material Contracts

               (a) Deferred Compensation  Option Agreement, dated
  January 31, 1990, between the Company and Fred K. Suzuki(ii)

               (b) Stock Option Agreement, dated August 1, 1993, between the Company and Fred K. Suzuki (iii)

               (c) Promissory Note dated March 2, 1993, in the amount of $12,100 payable to Fred K. Suzuki. (iii)

               (d) Promissory Note dated July 1, 1993, in the amount of $7,587.75 payable to Fred K. Suzuki. (iii)

                   (15) Letter dated September 8, 1995, regarding interim financial information. (iv)

                   (27) Financial Data Schedule, attached hereto as
  Exhibit 27.

                (b) No Current Reports on Form 8K were filed during the period covered by this Report.

  -----------------------
  [FN]
           (i) Incorporated by reference to a RegistrationStatement filed on Form S-18 with the Securities and ExchangeCommission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30,
  1986 filed  with the Securities and Exchange Commission.

           (ii)  Incorporated  by  reference  to  the Company's
  Annual Report on Form 10K for fiscal year ending April 30, 1990 filed with the Securities and Exchange Commission.

           (iv)  This  exhibit is   included in  Form 10Q  for the
  three month period ending July 31, 1995 as a part of the Financial Statements, and is incorporated by reference herein.

                               SIGNATURES
                               ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Biosynergy, Inc.


   Date  _____________________        /s/ FRED K. SUZUKI /s/
                                      ------------------------------
                                      Fred K. Suzuki
                                      President, Chairman of the
                                      Board, Chief Accounting
                                      Officer and Treasurer


   Date ______________________        /s/ LAUANE C. ADDIS /s/
                                      -----------------------------
                                      Lauane C. Addis
                                      Secretary, Corporate Counsel
                                      and Director

                            EXHIBIT INDEX
                            -------------


                                                            Page Number
                                                            Pursuant to
                                                            Sequential
   Exhibit                                                  Numbering
   Number            Exhibit                                System
   ---------         -------                                -------------
      27             Financial Data Schedule                E-1