Form 10-Q
period 1995-10-31
BIOSYNERGY INC
filed 1995-12-15
CIK 715812

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1995


                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from  -------------- to ---------------

                         Commission File Number 0-12459

                                  Biosynergy, Inc.
    -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Illinois                         36-2880990
      --------------------------------    --------------------------
       (State or other jurisdiction of      (I.R.S. Employer
       incorporation or organization)       Identification No.)

        1940 East Devon Avenue, Elk Grove Village, Illinois    60007
      -----------------------------------------------------------------
        (Address  of principal executive offices)            (Zip Code)

  Registrant's telephone Number, including area code:   (708) 956-0471

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes     X    No
      -------     -------

  Number of shares outstanding of common stock as of the close of the period covered by this report:  13,806,511

  Page 1 of the 16 pages contained in the sequential numbering system.

                     PART 1 - FINANCIAL INFORMATION


   Item 1.  FINANCIAL STATEMENTS




   Board of Directors and Shareholders
   Biosynergy, Inc.
   Elk Grove Village, Illinois

   The accompanying Balance Sheet of BIOSYNERGY,  INC. as at
   October 31, 1995 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the six month periods ended October 31, 1995 and 1994 were not audited; however, the financial statements for the six month periods ending October 31, 1995 and 1994 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

   The financial statements for the fiscal year ended April 30, 1995, were not audited due to the Company's lack of available cash to pay for such audit; however, the financial statements for the fiscal year ending April 30, 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.



                             BIOSYNERGY, INC.


   December 12, 1995



                             BIOSYNERGY, INC.
                              BALANCE SHEET

                                      October  31, 1995  April 30,1995
                                          Unaudited        Unaudited
                                          ---------        ---------

                                ASSETS
CURRENT ASSETS
  Cash                                      7,841             4,520
  Accounts Receivable, Trade,
    Net of Allowance for Uncollectible
    Accounts of $500 at October 31,
    1995 and April 30, 1995                65,684            58,152
  Inventories (Notes 1 and 4)              51,144            44,947
  Prepaid Expenses                          2,717             4,133
                                         ----------       -----------
  Total Current Assets                    127,386           111,752
                                         ----------       -----------
  DUE FROM AFFILIATES (Note 3)            260,741           250,006
                                         ----------       -----------
  PROPERTY AND EQUIPMENT
    Equipment                             154,036           154,036
    Leasehold Improvements                 12,216            12,216
                                         ----------       -----------
                                          166,252           166,252
    Less: Accumulated Depreciation and
     Amortization                       ( 161,308)         (159,919)
                                         ----------       -----------
                                            4,944             6,333
 OTHER ASSETS
  Patents, Net of Accumulated
   Amortization (Note 1)                   32,041            34,725
  Deposits                                  5,494             6,504
  Investment in Affiliated Company (Note 3)   0                 0
                                         ----------        ----------
                                           37,535            41,229
                                          430,606           409,320
                                         ----------        ----------
                                         ----------        ----------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                         76,710           66,863
  Notes Payable - Officer                   9,038           16,288
  Accrued Executive Compensation          100,267           97,768
  Other Accrued Compensation                1,102            5,567
  Accrued Payroll Taxes (Includes
   Penalties of $2,739 at October
   31, 1995 and $8,444 at April 30, 1995)   2,739           26,758
  Deferred Rent                               924            2,774
  Other Accrued Expenses                    7,719            6,027
     Total Current Liabilities            198,499          222,045
                                         --------          ----------

COMMITMENTS AND CONTINGENCIES (Note 8)        -                -
                                         --------          ----------

SHAREHOLDERS' EQUITY (Notes 5 and 6)
 Common Stock, No Par Value; 20,000,000
 Shares Authorized, Issued:  13,806,511
 Shares at October 31, 1995 and at
 April 30, 1995                           632,663          632,663
                                         --------          ---------
 Additional paid-in capital                   100              100
 Accumulated Deficit since July 31, 1985
 in connection with Quasi-Reorganization (400,656)        (445,488)
                                         ---------         ---------
                                          232,107          187,275
                                          430,606          409,320
                                         ---------         ---------
                                         ---------         ---------

  The accompanying notes are an integral part of the financial statements.

                            BIOSYNERGY, INC.

                        STATEMENT OF OPERATIONS

                               UNAUDITED

                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                 OCTOBER 31,             OCTOBER 31,
                             -------------------     ------------------
                               1995       1994           1995    1994
                             ---------  --------     ---------  -------
REVENUES
 Sales                        120,813    115,976       236,686   210,573
 Interest Income                  -          -              54        41
 Computer Rentals and
 Services                         150        150            300      300
 Other Income                   1,008      1,192          1,869    1,953
                             ---------  ---------     ---------   -------
                              121,971    117,318        238,909  212,867
                             ---------  ---------     ---------   -------

COST AND EXPENSES
 Cost of Sales and Other
 Operating Charges             42,044     39,001         80,319   84,511
 Research and Development       7,878      6,556         15,328   13,218
 Marketing                     11,052      8,668         22,034   17,343
 General and Administrative    39,645     40,097         74,993   79,865
 Interest Expense                 722      2,162          1,403    2,704
                             ---------  ----------     --------   -------
                              101,341     96,484        194,077  197,641
                             ---------  ----------     ---------  -------
NET INCOME  (LOSS)             20,630     20,834         44,832   15,226
                             ---------  ----------     ---------  -------
                             ---------  ----------     ---------  -------

NET INCOME (LOSS) PER
 COMMON SHARE  (Note 7)          .001       .001           .003     .001
                             ---------  ----------     ----------  --------
                             ---------  ----------     ----------  --------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note 7) 13,806,511  13,806,511    13,806,511   13,806,511
                            ----------  -----------    ----------  ----------
                            ----------  -----------    ----------  ----------

  The accompanying notes  are an integral part of the financial statements.

                              BIOSYNERGY, INC.

                     STATEMENT OF SHAREHOLDERS' EQUITY

                     SIX MONTHS ENDED OCTOBER 31, 1995

                                 Unaudited

                                             Additional
                       Common Stock            Paid-in
                    Shares       Amount        Capital     Deficit    Total
                 ----------     ---------     ----------   --------   ------

Balance, May 1,  13,806,511     632,663         100        (445,488)  187,275
 1995

Net Profit (Loss)      -           -              -          44,832    44,832

Sale of                -           -              -             -         -
 Common Stock    ----------     ---------     ----------   --------   -------

Balance, October
   31, 1995      13,806,511      632,663        100        (400,656)  232,107


 The accompanying  notes are  an integral part  of the  financial statements.

                                BIOSYNERGY, INC.

                            STATEMENTS OF CASH FLOWS

                                   Unaudited

                                                  SIX MONTHS ENDED OCTOBER 31,
                                                      1995           1994
                                                 ----------------------------
OPERATING ACTIVITIES:
 Net Income (Loss)
 Adjustments to Reconcile Net Cash Used for         44,832         15,226
  Operating Activities:
 Depreciation and Amortization                       4,073          4,626
  Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable      (  7,532)      (  1,386)
  (Increase) Decrease in Inventories              (  6,197)         3,393
  (Increase) Decrease in Prepaid  Expenses           1,417          1,422
   Increase (Decrease) in Accounts Payable
    and Accrued Expenses                          ( 16,296)         7,484
                                                  ---------       ---------
  Net Cash Provided (Used) by Operating
   Activities                                       20,297         30,765
                                                  ---------       ---------
INVESTING ACTIVITIES:
  (Increase)  Decrease in Due From Affiliate     ( 10,735)       ( 12,839)
                                                  ---------       ---------
  (Increase) Decrease in Deposits                   1,009             -
                                                  ---------       ---------
  Net Cash Provided (Used) by Investing
   Activities                                    (  9,726)       ( 12,839)
                                                  ---------       ---------
FINANCING ACTIVITIES:
   Proceeds from Borrowing (Repayments)          (   7,250)      (  5,350)
                                                  ---------       ---------
   Net Cash Provided (Used) by Financing
    Activities                                    (  7,250)      (  5,350)
                                                  ---------       ---------
   Increase (Decrease) in Cash and Cash
    Equivalents                                      3,321         12,576
                                                  ---------       ---------
   Cash and Cash Equivalents at Beginning
    of Period                                        4,520          6,174
                                                  ---------       ---------
   Cash and  Cash Equivalents at End of Period       7,841         18,750
                                                  ---------       ---------
                                                  ---------       ---------


 The accompanying  notes are an  integral part of  the financial statements.

                               BIOSYNERGY, INC.
                        NOTES TO FINANCIAL STATEMENTS

     1.  Summary of Significant Accounting Policies:

     Inventories-Inventories are valued at the lower of cost or market using the FIFO (first-in, first-out) method.

     Equipment and Leasehold Improvements-Equipment and Leasehold improvements are stated at cost. Depreciation and amortization are computed primarily on the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease.

     Research and Development, and Patents-Research and development expenditures are charged to operations as incurred. The cost of obtaining patents, primarily legal fees, are capitalized and amortized over seventeen years on the straight-line method.

     2.  Company Organization and Description:

     The Company was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals.

     3.  Related Party Transactions:

     The Company and its affiliates are related through common stock ownership as follows as of October 31, 1995:

                      S T O C K   O F   A F F I L I A T E S
                      -------------------------------------
                                               F.K. Suzuki
                     Stevia      Biosynergy   International   Medlab
                     Company         Inc.           Inc.       Inc.
                     --------     ----------  --------------   --------

Stock Owner
------------
Stevia Company, Inc.    -            13.8%           -             -
Biosynergy, Inc.       .4%             -             -             -
F.K. Suzuki
International, Inc.  55.8%           18.8%           -           100.0%
Fred K. Suzuki,         -              -           35.6%           -
Officer and Director
  Lauane C. Addis,     .1%             .1%         32.7%           -
Officer and Director
  James F. Schembri,   -             12.9%           -             -
Director


     Upon the completion of the Company's public offering on July 7, 1983, the Company issued 2,000,000 shares of its no par value common stock in exchange for 1,058,181 shares of common stock of Stevia Company, Inc. The common stock of Stevia Company, Inc. had no book value at the time of the

                                BIOSYNERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

   exchange and, as a consequence, the Company recorded the exchange at zero dollar value. The Company owned 130,403 shares of Stevia Company, Inc. Common Stock at October 31, 1995. Although the Common Stock of Stevia Company, Inc. can be traded in the over-the-counter market, there is no established public trading market for such common stock due to limited and sporadic trades. Stevia Company, Inc. Common Stock had an estimated market price of less than $.01 as of October 31, 1995.
   Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such charges. Such intercompany charges, together with funds advanced in prior years, have resulted in the following balances due from Stevia Company, Inc.:

                          October 31, 1995 - $248,333
                            April 30, 1995 - $237,597

   At April 30, 1995 and October 31, 1995, the financial condition of Stevia Company, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

   The following balances were due from F.K. Suzuki International, Inc.
   at the dates indicated based on the allocation of common expenses offset by advances received from time to time:

                          October 31, 1995 - $12,409
                            April 30, 1995 - $12,409

   At April 30, 1995 and October 31, 1995, the financial condition of F.K. Suzuki International, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

   As of October 31, 1995 and April 30, 1995, the Company had two outstanding loans due to Fred K. Suzuki, President of the Company. See
   Note 9.  See also Note 5.

   4.  Inventories:

   Components of inventories are as follows:

                             BIOSYNERGY, INC.
                      NOTES TO FINANCIAL STATEMENTS

                              April 30, 1995     October 31, 1995
                              --------------     ----------------
Raw Materials                 $   29,395          $    34,498
Work-in process                   12,136               12,793
Finished Goods                     3,416                3,853
                              ---------------    ----------------
                              $  44,947            $   51,144
                              ---------------    ----------------
                              ---------------    ----------------


     5.    Common Stock:

     As of October 31, 1995, under an employee stock incentive
     plan adopted in 1983, stock options and stock appreciation rights for 131,500 shares of stock were granted to four advisors, directors, officers, consultants, and/or employees of the Company. The exercise price is $.05 per share. The Company reserved 350,000 shares of its common stock for this plan. Under the plan, stock options may be granted with respect to shares subject to expired stock options.
     As permitted in the plan, the directors of the Company extended the termination date (last date to grant options) of the plan from May 19,
     1986 to December 31, 1989.   No further action has been taken to extend
     the term of the plan.

     Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share.

     The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of the conversion. The option may be exercised until Mr. Suzuki is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of Mr. Suzuki agreeing to defer his salary when the Company was not financially able to pay salaries on a regular basis. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. An aggregate of 1,223,915 shares of the Company's common stock were subject to Mr. Suzuki's option at October 31, 1995.

     On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option
     price of $0.025 per share.   This Stock Option Agreement was granted
     to Mr. Suzuki in consideration of his loaning money to the company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of October 31, 1995, no portion of this Option has been exercised.

     The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market for such common stock due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

                                BIOSYNERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS


     6.   Quasi-Reorganization:

     On July 31, 1985, the Company effected a Quasi-Reorganization which resulted in the elimination of $1,976,417 of accumulated deficit at the date of reorganization and a decrease of $1,976,417 in the amount of common stock outstanding.

      7.   Income (Loss) Per Share:

      Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits. Fully diluted earnings per share, assuming exercise of outstanding options, is not presented since exercise of the options would be anti-dilutive.

      8.   Lease Commitments:

      During 1991, the Company entered into a lease agreement for its
 current facilities which expires January 31, 1996.   The base rent under
 the lease, of which 15% is allocated to Stevia Company, Inc., for each fiscal year is as follows:

                        Year ending April 30          Total Base Rent
                        ---------------------      --------------------
                              1992                       $53,466
                              1993                       $57,889
                              1994                       $59,061
                              1995                       $62,574
                              1996 (to January 31, 1996) $46,931

     Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. The lease can be extended for an additional five year term. At this time, the Company is negotiating a new five year lease for its current facilities.

      9.   Notes Payable:

       Notes payable consists of the following:

        .      $12,100 unsecured note payable to Mr. Suzuki.  The note bears interest at 11.5%, and is due on demand. The balance of this note at April 30, 1995 was $8,700 and $1,450.00 at October 31, 1995.

         .     $7,587.75 unsecured note payable to Mr. Suzuki.  This
  note bears interest at 10%, and is due on demand. The balance of this note at April 30, 1995 and October 31, 1995 was $7,587.75. This note represents an advance to the Company for expenses incurred, including legal fees, for the settlement of a lawsuit. The expenses of this lawsuit were equally divided between the Company, Mr. Suzuki, Stevia Company, Inc. and F.K. Suzuki International, Inc., affiliates of the Company.

                              BIOSYNERGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

     10.   Income Taxes:

          At April 30, 1995, net operating loss carryforwards were available and expire, if not used, as follows:

                         Year Ending       Net Operating
                          April 30,            Losses
                       --------------     ---------------
                          1998            $   376,087
                          1999                677,671
                          2000                455,166
                          2001                449,142
                          2002                132,470
                          2003                 85,822
                          2004                 41,176
                          2006                    160
                          2007                 28,253
                       --------------     -------------
                                          $ 2,245,947

      The Company adopted Statement of Financial Accounting Standards
 (SFAS) No. 109, "Accounting for Income Taxes" for the fiscal year ending April 30, 1994 as required by SFAS No. 109. The effect, if any, of adopting Statement No. 109 on pre-tax income from continuing operations is not material. The company has elected not to retroactively adopt the provisions allowed in SFAS No. 109; however, all provisions of the document have been applied since the beginning of fiscal year 1994.

      11.    Major Customers:

      Shipments to one customer accounted for approximately 30.52% of sales during the six month period ending October 31, 1995. The outstanding receivable from this customer was $22,637.45 at October 31, 1995.

      12.  New Products:

      The Company has introduced the HemoTemp II Activator.  The
 Activator will provide users of HemoTemp II Blood Bag Temperature Indicators an accurate and reliable source of heat that is ideal for activation of that product.

      13.   Management's Plans:

      In view of the fact the Company has incurred substantial losses in prior years, management of the Company recognizes the Company's ability to continue as a going concern is subject to maintaining or increasing sales and the ability of the Company to obtain financing, when needed. To this extent, management has endeavored to introduce the Company's products to new markets and expand its marketing efforts in the traditional medical market. Management also intends to continue pursuing financing opportunities, including selling its common stock to private investors, if necessary.

   Item 2.    MANAGEMENT  ANALYSIS OF  FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

  SALES/REVENUES
  --------------

  For the three month period ending October 31, 1995 ("2nd Quarter"), the net sales increased 4.17% or $4,837, and increased 12.4% or $26,113 during the six month period ending October 31, 1995, as compared to net sales for
  the comparative periods ending in 1994.   This increase in sales is the
  result of increased sales of a variety of the Company's products rather
  than any single product.   As of October 31, 1995 the Company had no
  product back orders.

  In addition to the above, the Company realized $300 of income as a result of leasing a portion of its computer time to Stevia
  Company, Inc., an affiliate, and $1,869 of miscellaneous income and $54 of interest income for the six month period ending October 31, 1995.

  INCOME/LOSS
  -----------

  The Company realized a net profit of $20,630 during the 2nd Quarter as compared to a net profit of $20,834 for the comparative quarter of the
  prior year.   The Company also realized a net profit of $44,832 for the
  six month period ending October 31, 1995, as compared to a profit of $15,226 during the same period in 1994. The increase in income is a
  result of improved sales without any material change in expenses.   There
  can be no assurance that the Company's sales will improve or stay at their present level on which the profitability of the Company is dependent.

  As  of April  30, 1995,  the Company  has incurred net operating
  losses  aggregating $2,245,947.   As  a  result of net operating loss
  carryovers, no  income taxes  were due for  Fiscal 1995 and will
  unlikely  be due  for  Fiscal 1996.   See "FINANCIAL STATEMENTS" for
  the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 10 of the "FINANCIAL STATEMENTS."

  EXPENSES
  --------
                                  GENERAL
                                  -------

  The operating  expenses incurred by the Company during the 2nd
  Quarter increased overall by 5% or $4,857, and decreased by 1.8% or $3,564 for the six month period ending October 31, 1995.
  These fluctuations were not material to the operations of the Company nor indicative of any unusual trends. An explanation of each catagory of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

                 COST OF SALES AND OTHER OPERATING CHARGES
                 -----------------------------------------

      The cost of sales and other operating charges during the 2nd Quarter increased by $3,043, and decreased by $4,192 during the six month period ending October 31, 1995 as compared to the same periods ending in 1994. As a percentage of sales, the cost of sales and other operating charges were 34.8% during the 2nd Quarter and 33.63% for the same quarter ending in 1994, and
 33.93% during the  six month period ending  October 31, 1995
 compared to 40.13%  in 1994.   The overall decrease in cost of
 sales and operating charges for the six month period ending October 31, 1995, as a percentage of sales, was due primarily to
 an  increase  in   sales  on  a   unit  basis  with a corresponding
 improved production efficiency.

                          RESEARCH AND DEVELOPMENT
                          ------------------------

 Research and Development costs increased by $1,322 or 20.16% during the 2nd quarter, as compared to the same quarter in 1994. These costs also increased by $2,110 or 15.96% during the six month period ending October 31, 1995 as compared to the same period in 1994. This increase was not material to the operations of the Company. The Company intends to direct future research and development to the improvement of its current product line and to those new products, the development of which has already commenced, or those products which are natural expansions of the current
 product line.   The Company may  also increase its research and development activities to fulfill research and development contracts for the development of products for customers, which will be offset by research revenues.

                                 MARKETING
                                 ---------

 Marketing costs for the 2nd Quarter increased by $2,384 or 27.5%, as compared to the quarter ending October 31, 1994, and increased $4,691 or 27.04% during the six month period ending October 31, 1995 as compared
 to the same  period in 1994.   This increase is a result of increased
 marketing activity such as advertising, trade shows, direct mailings, and an increase in commissioned sales. As financial resources become available, the Company intends to further expand its marketing budget.

                          GENERAL AND ADMINISTRATIVE
                          --------------------------

 General and administrative costs did not materially change during the 2nd quarter and decreased by $4,872, or 6.1%, during the six month period ending October 31, 1995, as compared to the same period ending in 1994. This was primarily due to a decrease in
 salaries  and   associated employee  expenses as the result of the
 Company's bookkeeper resigning in May, 1995.

ASSETS/LIABILITIES
------------------

                                  GENERAL
                                  -------

 Since April 30, 1995, the Company's assets and liabilities have not materially changed.

                            DUE FROM AFFILIATES
                            -------------------

 The Company was owed $248,333 by Stevia  Company, Inc. ("Stevia"), an affiliate, and $12,409 by F.K. Suzuki International, Inc.  ("FKSI"), an
 affiliate, at October  31,  1995.   These affiliates owed $237,597 and
 $12,409 at April 30, 1995, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include certain rent, salaries for common employees, insurance and employee benefits, and legal fees. Beginning May 1, 1994, a greater portion of these common expenses were allocated to the Company to reflect the decreasing activity of Stevia Company, Inc. and the increased activity of the Company. These expenses are reviewed from time to time to determine if reallocation is appropriate. See "Financial Statements." These expenses are incurred in the ordinary
 course of business.   As a result of the increase in amounts due from
 affiliates, the Company has reduced its own liquid resources. The Company intends to reverse this trend by restricting the dollar volume of advances and common expense charges to Stevia and FSKI until these affiliates are in a position to reimburse the Company.

 CURRENT ASSETS/CURRENT LIABILITY RATIO
 --------------------------------------

 The ratio of current assets to current liabilities, .64 to 1, has
 improved compared to .50  to  1 at April 30, 1995.   In view of the
 Company's  operating expenses, there is a risk that the Company's
 current  asset/current  liability   ratio  may  not  be adequate for the
 Company's current or future operating needs unless the Company's sales remain at the present level or improve.

 WORKING CAPITAL/LIQUIDITY
 -------------------------

 During the six month period ending October 31, 1995, the Company experienced an increase in working capital of $34,281. This is due to the increase in profit of the Company during the six month
 period  ending  October  31, 1995   and a corresponding decrease in
 liabilities.

 In  view  of the  fact  that the Company has  incurred substantial losses in prior years and has a working capital deficit, Management of the Company recognizes the Company's ability to continue as a going concern is subject to maintaining and improving sales, profitable operations, collection of accounts receivable, and the ability of the Company to obtain capital, when needed, of which there is no assurance.  The Company intends
 to  continue expanding  its  marketing efforts in  the medical market and new markets. Finally, Management intends to continue financing opportunities, including selling its common stock to private investors,
 if necessary.   The Company does not have a working line of credit, and
 there can be no assurance, nor is it anticipated, that the Company will be able to obtain a working line of credit on acceptable terms.
 Irrespective of the Company's deficit in working capital, the Company has not been refused goods or services from any of its vendors.

 Since the Company does not have an operating line of credit, the Company's President, Fred K. Suzuki, has made loans to the Company during the past two fiscal years for working capital purposes.
 See Footnote 9 of the "Financial Statements". There can be no assurance such loans will be available in the future or on terms acceptable to the Company.

 Except for its operating working capital needs, the Company has no material contingencies for which it must provide.

                          PART II - OTHER INFORMATION
                          ----------------------------

 Item 6.  Exhibits and Reports on Form 8K.

      (a) The following exhibits are filed as a part of this report:

          (3)   Articles of Incorporation and By-laws (i)

         (10)  Material Contracts

               (a)  Deferred  Compensation Option Agreement,  dated
                    January  31,  1990,  between the  Company  and  Fred K.
                    Suzuki (ii)

               (b) Stock Option Agreement, dated August 1, 1993, between the Company and Fred K. Suzuki (iii)

               (c) Promissory Note dated March 2, 1993, in the amount of $12,100 payable to Fred K. Suzuki. (iii)

               (d) Promissory Note dated July 1, 1993, in the amount of $7,587.75 payable to Fred K. Suzuki. (iii)

        (15)   Letter dated   December 8,  1995, regarding interim financial
               information. (iv)

        (27) Financial Data Schedule, attached hereto as an Exhibit.

    (b)    No Current Reports on Form 8K  were filed during
           the period  covered by this Report.
[FN]
 ---------------------
     (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission,
 1933  Act  Registration  Number  2-38015C,  under  the Securities Act
 of 1933,  as  amended, and Incorporated by   reference, with regard
 to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.

    (ii) Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1990 filed with the Securities and Exchange Commission.

   (iii) Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1994 filed with the Securities and Exchange Commission.

    (iv) This exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

 Biosynergy, Inc.


 Date  December 12, 1995              ____________________________________
       -----------------              Fred K. Suzuki, President, Chairman
                                      of the Board, Chief Accounting
                                      Officer and Treasurer


 Date  December 12, 1995              ____________________________________
       -----------------              Lauane C. Addis, Secretary, Corporate
                                      Counsel and Director

                                SIGNATURES

     Pursuant  to   the  requirements  of the Securities Exchange Act of
 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Biosynergy, Inc.

 Date   December 12, 1995                   /s/  FRED K. SUZUKI /s/
        -----------------                   ----------------------------
                                             Fred K. Suzuki, President,
                                             Chairman of the Board, Chief
                                             Accounting Officer and Treasurer


 Date December 12,  1995                    /s/  LAUANE C. ADDIS /s/
      -----------------                     ----------------------------
                                            Lauane C. Addis, Secretary,
                                            Corporate Counsel and Director

   -----------------------------------------------------------------
   -----------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10Q


             Annual  Report  Pursuant  to  Section 13  or  15(d)

                                  of

               THE SECURITIES AND EXCHANGE ACT OF 1934

                For the period ending October 31, 1995
                   Commission File Number:  0-12459


                            BIOSYNERGY, INC.

    -----------------------------------------------------------------
          (Exact  name of  registrant  as specified in charter)

                        1940 East Devon Avenue
                       Elk Grove Village, IL 60007
                            (708) 593-0226
            (Address and telephone number of registrant's

       principal executive office on a principal place of business)


                     -------------------------------
                                EXHIBITS



     -----------------------------------------------------------------

     -----------------------------------------------------------------

                             EXHIBIT INDEX
                             -------------


                                                        Page Number
                                                        Pursuant to
                                                        Sequential
      Exhibit                                           Numbering
      Number             Exhibit                        System
      ----------         ----------                     ---------------
      27                 Financial Data Schedule        E-1

[TYPE]    EX-27
[ARTICLE] 5

[LEGEND]

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FINANCIAL STATEMENTS OF THE REGISTRANT FOR THE SIX MONTH PERIOD ENDING OCTOBER 31, 1995 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]

[PERIOD-TYPE]                   3-MOS                   6-MOS
[FISCAL-YEAR-END]                          APR-30-1996           APR-30-1996
[PERIOD-END]                               OCT-31-1995           OCT-31-1995
[CASH]                                           7,841                 7,841
[SECURITIES]                                         0                     0
[RECEIVABLES]                                   65,084                65,684
[ALLOWANCES]                                       500                   500
[INVENTORY]                                     51,144                51,144
[CURRENT-ASSETS]                               127,386               127,386
[PP&E]                                         166,252               166,252
[DEPRECIATION]                               (161,308)              (161,308)
[TOTAL-ASSETS]                                 430,606               430,606
[CURRENT-LIABILITIES]                          198,499               198,499
[BONDS]                                              0                     0
[COMMON]                                       632,663               632,663
[PREFERRED-MANDATORY]                                0                     0
[PREFERRED]                                          0                     0
[OTHER-SE]                                   (400,656)              (400,656)
[TOTAL-LIABILITY-AND-EQUITY]                   430,606               430,606
[SALES]                                        120,813               236,686
[TOTAL-REVENUES]                               121,971               238,909
[CGS]                                           42,044                80,319
[TOTAL-COSTS]                                   42,044                80,319
[OTHER-EXPENSES]                                18,930                37,362
[LOSS-PROVISION]                                     0                     0
[INTEREST-EXPENSE]                                 722                 1,403
[INCOME-PRETAX]                                 20,630                44,832
[INCOME-TAX]                                         0                     0
[INCOME-CONTINUING]                                  0                     0
[DISCONTINUED]                                       0                     0
[EXTRAORDINARY]                                      0                     0
[CHANGES]                                            0                     0
[NET-INCOME]                                    20,630                44,832
[EPS-PRIMARY]                                     .001                  .003
[EPS-DILUTED]                                     .001                  .003