Form 10-Q/A
period 1995-10-31
BIOSYNERGY INC
filed 1996-02-01
CIK 715812

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

                       Commission File Number 0-12459

                               Biosynergy, Inc.
  -----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


         Illinois                          36-2880990
 -------------------------------     --------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification
  incorporation or organization)      Number)


    1940 East Devon Avenue, Elk Grove Village,  Illinois    60007
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

  ----------------------
  [FN]

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

               (iii) Incorporated by reference to Form 10K for Fiscal Year ending April 30, 1994 filed with the Securities and Exchange Commission.

               (iv) This Exhibit is included in Form 10Q for the six month period ending October 31, 1995 as a part of the Financial Statements, and is incorporated by reference herein.

                                      SIGNATURES
                                      ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Biosynergy, Inc.


  Date  _____________________        /s/ FRED K. SUZUKI /s/
                                     -------------------------------
                                     Fred K. Suzuki, President,
                                     Chairman of the Board, Chief
                                     Accounting Officer and Treasurer

  Date ______________________        /s/ LAUANE C. ADDIS  /s/
                                     -------------------------------
                                     Lauane C. Addis, Secretary,
                                     Corporate Counsel and Director

                             EXHIBIT INDEX
                             -------------

                                                           Pursuant to
                                                           Sequential
          Page                                             Numbering
          Number         Exhibit                           System
          ---------      -------                           -------------
           27            Financial Data Schedule             E-1