Form 10-Q
period 1996-01-31
BIOSYNERGY INC
filed 1996-03-19
CIK 715812

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10Q

                   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended January 31, 1996

                                           OR

                  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         _______________    _______________

                          Commission File Number 0-12459
                                  Biosynergy, Inc.
          _________________________________________________________________
               (Exact name of registrant as specified in its charter)

                     Illinois                         36-2880990
          __________________________________ ______________________________
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)          Identification No.)

             1940 East Devon Avenue, Elk Grove Village, Illinois    60007
          _________________________________________________________________
          (Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code: (847) 956-0471

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X    No
               _______    ______

               Number of shares outstanding of common stock as of the close of the period covered by this report: 13,806,511

          Page 1 of the 20 pages contained in the sequential numbering system.

                           PART 1 - FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

          Board of Directors and Shareholders
          Biosynergy, Inc.
          Elk Grove Village, Illinois

               The accompanying  Balance Sheet  of BIOSYNERGY,  INC. as  at
          January 31, 1996 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the nine month periods ended January 31, 1996 and 1995 were not audited; however, the financial statements for the nine month periods ending January 31, 1996 and 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

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



                                  BIOSYNERGY, INC.


          March 14, 1996


                                 BIOSYNERGY, INC.
                                  BALANCE SHEET
                                     ASSETS

<CAPTION)

                                             January 31, 1996   April 30,1995
                                                 Unaudited        Unaudited
                                             ________________   _____________

     CURRENT ASSETS
       Cash                                           9,993         4,520
       Accounts Receivable, Trade, Net of
        Allowance for Uncollectible Accounts
         of $500 at January 31, 1996 and
         April 30, 1995                              63,621        58,152
       Inventories (Notes 1 and 4)                   48,117        44,947
       Prepaid Expenses                               4,358         4,133
                                                 __________    ___________
                Total Current Assets                126,089       111,752
                                                 __________    ___________

     DUE FROM AFFILIATES (Note 3)                   266,357       250,006
                                                 __________    ___________

     PROPERTY AND EQUIPMENT
        Equipment                                   154,036       154,036
        Leasehold Improvements                       12,216        12,216
                                                 __________    ___________
                                                    166,252       166,252
       Less: Accumulated Depreciation and
              Amortization                        ( 161,999)    ( 159,919)
                                                 __________    ___________
                                                      4,253         6,333
     OTHER ASSETS
      Patents, Net of Accumulated
       Amortization (Note 1)                         30,978        34,725
      Deposits                                        5,262         6,504
     Investment in Affiliated Company (Note 3)           -             -
                                                 __________    ___________
                                                     36,240        41,229
                                                    432,939       409,320
                                                 __________    ___________

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                                 69,286         66,863
    Notes Payable - Officer                           4,500         16,288
    Accrued Executive Compensation                  100,012         97,768
    Other Accrued Compensation                        4,407          5,567
    Accrued Payroll Taxes (Includes Penalties of
      $0 at January 31, 1996 and $8,444 at
      April 30, 1995)                                    -          26,758
    Deferred Rent                                        -           2,774
    Other Accrued Expenses                            4,418          6,027
    Total Current Liabilities                       182,623        222,045
                                                  _________       ________

  COMMITMENTS AND CONTINGENCIES (Note  8)                 -              -
                                                  _________       ________

  SHAREHOLDERS' EQUITY (Notes 5 and 6)
   Common Stock, No Par Value; 20,000,000 Shares
    Authorized, Issued:  13,806,511 Shares
    at January 31, 1996 and at April 30, 1995       632,663       632,663
                                                   ________      ________
  Additional paid-in capital                            100           100
  Accumulated Deficit since July 31, 1985 in
    connection with Quasi-Reorganization           (382,447)     (445,488)
                                                   ---------     ---------
                                                    250,316        187,275
                                                    432,939        409,320
                                                   _________     _________
                                                   ---------     ---------

     The accompanying notes are an integral part of the financial statements.




                                    BIOSYNERGY, INC.

                                 STATEMENT OF OPERATIONS

                                        UNAUDITED


                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                   JANUARY 31,               JANUARY 31,
                            ________________________   _____________________
                                 1996        1995          1996        1995
                            ___________ ____________   ___________ _________
  REVENUES
   Sales                       113,905    116,261         350,591    326,835
   Interest Income                -          -                 54         41

   Computer Rentals and
      Services                     150        150             450        450
   Other Income                    751      1,784           2,621       3737
                             ___________ ___________   ___________ _________
                               114,806    118,195         353,716    331,063
                             ___________ ___________   ___________ _________

 COST AND EXPENSES
   Cost of Sales and Other
     Operating Charges         43,159     45,161         123,479    129,672
   Research and Development     6,366      6,607          21,694     19,825
  Marketing                    12,754      9,400          34,788     26,743
   General and Administrative  34,318     40,861         108,677    120,727
   Interest Expense               634      1,556           2,037      4,260
                             ___________ __________   ___________ __________
                               96,597     103,585         290,675   301,227
                             ___________ ___________   ___________ _________

 NET INCOME (LOSS)             18,209      14,610          63,041    29,836
                             ___________ ___________   ___________ _________
                             ----------- -----------   ----------- ---------

 NET INCOME (LOSS) PER
   COMMON SHARE (Note 7)         .001        .001            .004      .002
                             ___________ ___________   ___________ _________

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
    (Note 7)                 13,806,511   13,806,511   13,806,511  13,806,511
                             ----------- -----------   ----------- ----------
                             ----------- -----------   ----------- ----------


     The accompanying notes are an integral part of the financial statements.


                                  BIOSYNERGY, INC.

                         STATEMENT OF SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED JANUARY 31, 1996

                                    Unaudited

                                              Additional
                           Common Stock        Paid-in
                         Shares       Amount    Capital   Deficit    Total
                      _____________ _________  __________ __________ ________

   BALANCE
    MAY 1, 1995        13,806,511   632,663     100        (445,488) 187,275

   NET PROFIT (LOSS)        -           -         -          63,041   63,041

   SALE OF COMMON STOCK     -           -         -             -        -
                      ____________ __________  _________ __________ _________
   BALANCE
    JANUARY 31, 1996   13,806,511    632,663    100        (382,447) 250,316

     The accompanying notes are an integral part of the financial statements.


                                 BIOSYNERGY, INC.

                             STATEMENTS OF CASH FLOWS

                                    Unaudited

                                            NINE MONTHS ENDED JANUARY 31,
                                                  1996           1995
                                             ___________________________

OPERATING ACTIVITIES:
  Net Income (Loss)                                63,041         29,836
  Adjustments to Reconcile Net Cash Used for
   Operating Activities:
  Depreciation and Amortization                     5,826          6,977
  Changes in Operating Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable     (5,469)       (12,265)
    (Increase) Decrease in Inventories             (3,170)         9,473
  (Increase) Decrease in Prepaid Expenses            (225)        (1,564)
  Increase (Decrease) in Accounts Payable
    and Accrued Expenses                          (27,633)        (8,748)
                                                 _________      __________
  Net Cash Provided (Used) by Operating
    Activities                                     32,370         23,709
                                                 _________      __________

INVESTING ACTIVITIES:
  (Increase) Decrease in Due From Affiliate      ( 16,351)       (11,775)
  (Increase) Decrease in Equipment                    -           (1,049)
  (Increase) Decrease in Deposits                   1,242            -
                                                 _________      __________
  Net Cash Provided (Used) by Investing
    Activities                                    (15,109)       (12,824)
                                                 _________      __________

FINANCING ACTIVITIES:
   Proceeds from Borrowing (Repayments)           (11,788)        (6,214)
                                                __________      __________
   Net Cash Provided (Used) by Financing
    Activities                                    (11,788)        (6,214)
                                                __________      ___________

   Increase (Decrease) in Cash and Cash
    Equivalents                                     5,473          4,671
                                                __________      __________

   Cash and Cash Equivalents at Beginning
    of Period                                       4,520          6,174
                                                __________      __________

   Cash and Cash Equivalents at End of Period       9,993         10,845
                                                __________      __________
                                                ----------      ----------

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

          3.  Related Party Transactions:

              The Company and its affiliates are related through common stock ownership as follows as of January 31, 1996:

                          S T O C K   O F   A F F I L I A T E S
                          _____________________________________

                                                    F.K. Suzuki
                           Stevia      Biosynergy   International     Medlab
 Stock Owner               Company         Inc.           Inc.          Inc.
 ___________               ________    __________   _____________    _______
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

                             BIOSYNERGY, INC.

                     NOTES TO FINANCIAL STATEMENTS


          had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value. The Company owned 130,403 shares of Stevia Company, Inc. Common Stock at January 31, 1996. Although the Common Stock of Stevia Company, Inc. can be traded in the over-the-counter market, there is no established public trading market for such common stock due to limited and sporadic trades. Stevia Company, Inc. Common Stock had an estimated market price of less than $.01 as of January 31, 1996.

               Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such charges. Such intercompany charges, together with funds advanced in prior years, have resulted in the following balances due from Stevia Company, Inc.:

                              January 31, 1996 - $253,737
                               April 30, 1995 - $237,597

               At April 30, 1995 and January 31, 1996, the financial condition of Stevia Company, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

               The following balances were due from F.K. Suzuki International, Inc. at the dates indicated based on the allocation of common expenses offset by advances received from time to time:

                              January 31, 1996 - $12,620
                              April 30, 1995 - $12,409

               At April 30, 1995 and January 31, 1996, the financial condition of F.K. Suzuki International, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

               As of January 31, 1996 and April 30, 1995, the Company had certain outstanding loans due to Fred K. Suzuki, President of the Company. See Note 9.

              See also Note 5.

          4.  Inventories:

              Components of inventories are as follows:

                              BIOSYNERGY, INC.
                        NOTES TO FINANCIAL STATEMENTS

                                        April 30, 1995     January 31, 1996
                                        ______________     ________________

                  Raw Materials           $  29,395           $   29,912
                  Work-in process            12,136               15,073
                  Finished Goods              3,416                3,132
                                        _______________    ________________
                                          $  44,947           $   48,117
                                        _______________    ________________
                                        ---------------    ----------------

          5.    Common Stock:

               As of January 31, 1996, under an employee stock incentive plan adopted in 1983, stock options and stock appreciation rights for 131,500 shares of stock were granted to four advisors, directors, officers, consultants, and/or employees of the Company. The exercise price is $.05 per share. The Company reserved 350,000 shares of its common stock for this plan. Under the plan, stock options may be granted with respect to shares subject to expired stock options. As permitted in the plan, the directors of the Company extended the termination date (last date to grant options) of the plan from May 19, 1986 to December 31, 1989. No further action has been taken to extend the term of the plan.

               Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share. The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of the conversion. The option may be exercised until Mr. Suzuki is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of Mr. Suzuki agreeing to defer his salary when the Company was not financially able to pay salaries on a regular basis. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. An aggregate of 1,245,333 shares of the Company's common stock were subject to Mr. Suzuki's option at January 31, 1996.

               On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of January 31, 1996, no portion of this Option has been exercised.

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

          8.   Lease Commitments:

               The lease agreement for the Company's current facilities expired January 31, 1996. The base rent under the lease, of which 15% is allocated to Stevia Company, Inc., for each fiscal year was as follows:

                    Year ending April 30          Total Base Rent
                    ____________________          ____________________

                      1992                             $53,466
                      1993                             $57,889
                      1994                             $59,061
                      1995                             $62,574
                      1996 (to January 31, 1996)       $46,931

               The Company entered into a new lease for its current facilities effective February 1, 1996. The annual rent for the first year of the new lease is $60,500, 15% of which is allocated to Stevia Company, Inc.

               Also included in the lease agreements are escalation clauses for the lessor's increases in property taxes and other operating expenses.

          9.   Notes Payable:

               Notes payable consists of the following:

                . $12,100 unsecured note payable to Mr. Suzuki. The note bears interest at 11.5%, and is due on demand. The balance of this note at April 30, 1995 was $8,700 and was fully paid on December 8, 1995.

                . $7,587.75 unsecured note payable to Mr. Suzuki. This note bears interest at 10%, and is due on demand. The balance of this note at April 30, 1995 and January 31, 1996 was $7,587.75 and $4,500, respectively. This note represents an advance to the
              Company for expenses incurred, including legal fees, for the

                              BIOSYNERGY, INC.

                        NOTES TO FINANCIAL STATEMENTS

     settlement of a lawsuit. The expenses of this lawsuit were equally divided between the Company, Mr. Suzuki, Stevia Company, Inc. and F.K. Suzuki International, Inc., affiliates of the Company.

     10.   Income Taxes:

          At April 30, 1995, net operating loss carryforwards were available and expire, if not used, as follows:

                           Year Ending       Net Operating
                           April 30,              Losses
                         _____________     _______________
                               1998            $   374,111
                               1999                677,671
                               2000                455,166
                               2001                449,142
                               2002                132,470
                               2003                 85,822
                               2004                 41,176
                               2006                    160
                               2007                 28,253
                          ______________     _____________
                                               $ 2,243,971

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

  11.  Major Customers:

       Shipments to one customer accounted  for approximately 28.2%  of sales
  during the  nine month  period ending  January 31,  1996.   The outstanding
  receivable from this customer was $21,807.20 at January 31, 1996.

  12.  New Products:

       The Company introduced the HemoTemp  II  Activator last quarter.  The
  Activator  will  provide  users  of HemoTemp   II  Blood  Bags  Temperature
  Indicators an accurate and reliable source of heat that is ideal for activation of that product.

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

  Item 2.   MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

  SALES/REVENUES
  --------------

  For the three month period ending January 31, 1996 ("3rd Quarter"), the net sales decreased 2.03% or $2,356, and increased 7.27% or $26,756 during the nine month period ending January 31, 1996, as compared to net sales for the comparative periods ending in 1995. This overall increase in sales is the result of increased sales of a variety of the Company's products rather than any single product. The decrease in net sales for the 3rd Quarter is not indictive of any downward trend. As of January 31, 1996, the Company had no product back orders.

  In addition to the above, the Company realized $450 of income as a result of leasing a portion of its computer time to Stevia Company, Inc., an affiliate, and $2,621 of miscellaneous income and $54 of interest income for the nine month period ending January 31, 1996.

  INCOME/LOSS
  -----------

  The Company realized a net profit of $18,209 during the 3rd Quarter as compared to a net profit of $14,610 for the comparative quarter in the prior year. The Company also realized a net profit of $63,041 for the nine month period ending January 31, 1996, as compared to a net profit of $29,836 during the same period in 1995. The increase in income is a result of a decrease in expenses and an increase in sales for the nine month period ending January 31, 1996. There can be no assurance that the Company's sales will improve or stay at their present level on which the profitability of the Company is dependent.

  As of April 30, 1995, the Company has incurred net operating losses aggregating $2,243,971. As a result of net operating loss carryovers, no income taxes were due for Fiscal 1995 and will unlikely be due for Fiscal 1996. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 10 of the "FINANCIAL STATEMENTS."

  EXPENSES
  --------

                                       GENERAL
                                       -------

  The operating expenses incurred by the Company during the 3rd Quarter decreased overall by 6.74% or $6,988, and decreased by 3.5% or $10,552 for the nine month period ending January 31, 1996. These fluctuations were not overall material to the operations of the Company or indicative of any unusual trends. An explanation of each catagory of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

                      COST OF SALES AND OTHER OPERATING CHARGES
                      _________________________________________

  The cost of sales and other operating charges during the 3rd Quarter decreased by $2,002, and decreased by $6,193 during the nine month period ending January 31, 1996 as compared to the same periods ending in 1995. As a percentage of sales, the cost of sales and other operating charges were 37.89% during the 3rd Quarter and 38.84% for the same quarter ending in 1995, and 35.22% during the nine month period ending January 31, 1996 compared to 39.67% in 1995. The overall decrease in cost of sales and operating charges for the nine month period ending January 31, 1996, as a percentage of sales, was due primarily to an increase in sales on a unit basis with a corresponding improved production efficiency.

                               RESEARCH AND DEVELOPMENT
                               ________________________

  Research and Development costs decreased by $241 or 3.65% during the 3rd Quarter, as compared to the same quarter in 1995. These costs increased by $1,869 or 9.43% during the nine month period ending January 31, 1996 as compared to the same period in 1995. These cost changes were not material to the operations of the Company and do not reflect changes in the
  Company's development policies. The Company intends to direct future research and development to the improvement of its current product line and to those new products, the development of which has already commenced, or those products which are natural expansions of the current product line. The Company may also increase its research and development activities to fulfill research and development contracts for the development of products for customers, which will be offset by research revenues.

                                     MARKETING
                                     ---------
  Marketing costs for the 3rd Quarter increased by $3,354 or 35.68%, as compared to the Quarter ending January 31, 1995, and increased $8,045 or 30.08% during the nine month period ending January 31, 1996 as compared to the same period in 1995. This increase is a result of increased marketing activity such as advertising, trade shows, direct mailings, and an increase in commissioned sales. As financial resources become available, the Company intends to further expand its marketing budget.

                              GENERAL AND ADMINISTRATIVE
                              --------------------------

  General and administrative costs decreased by $6,543 or 16.01% during the 3rd Quarter and decreased by $12,050 or 9.98% during the nine month period ending January 31, 1996, as compared to the same period ending in 1995. This was primarily due to a decrease in salaries and associated employee expenses as the result of the Company's bookkeeper resigning in May, 1995.

  ASSETS/LIABILITIES
  ------------------

                                       GENERAL
                                       -------

  Since April 30, 1995, the Company's assets and liabilities have not materially changed.

                            DUE FROM AFFILIATES
                            -------------------

  The Company was owed $253,737 by Stevia Company, Inc. ("Stevia"), an affiliate, and $12,620 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 1996. These affiliates owed $237,597 and $12,409 at April 30, 1995, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include certain rent, salaries for common employees, insurance and employee benefits, and legal fees. Beginning May 1, 1994, a greater portion of these common expenses were allocated to the Company to reflect the decreasing activity of Stevia Company, Inc. and the increased activity of the Company. These expenses are reviewed from time to time to determine if reallocation is appropriate. See "Financial Statements." These expenses are incurred in the ordinary course of business. As a result of the increase in amounts due from affiliates, the Company has reduced its own liquid resources. The Company intends to reverse this trend by restricting the advances and common expense charges to Stevia and FSKI until these affiliates are in a position to reimburse the Company.

  CURRENT ASSETS/CURRENT LIABILITY RATIO
  --------------------------------------

  The ratio of current assets to current liabilities, .69 to 1, has improved compared to .50 to 1 at April 30, 1995. In view of the Company's operating expenses, there is a risk that the Company's current asset/current liability ratio may not be adequate for the Company's current or future operating needs unless the Company's sales remain at the present level or improve.

  WORKING CAPITAL/LIQUIDITY
  -------------------------

  During the nine month period ending January 31, 1996, the Company experienced an increase in working capital of $53,759. This is due to the increase in profit of the Company during the nine month period ending January 31, 1996 and the use of the cash flow from operations to reduce liabilities.

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

                       PART II - OTHER INFORMATION
                       ___________________________

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

        (15) Letter dated March 14, 1996, regarding interim financial information. (iv)

        (27) Financial Data Schedule, attached hereto as an Exhibit.

  (b) No Current Reports on Form 8K were filed during the period covered by this Report.

[FN]
_______________________

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

     Biosynergy, Inc.


     Date  March 15, 1996        ____________________________________
                                 Fred K. Suzuki, President, Chairman of
                                 the Board, Chief Accounting Officer
                                 and Treasurer


     Date  March 15, 1996        ____________________________________
                                 Lauane C. Addis
                                 Secretary, Corporate Counsel
                                 and Director

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Biosynergy, Inc.


     Date  March 15, 1996                 /s/ FRED K. SUZUKI /s/
                                          ______________________________
                                          Fred K. Suzuki
                                          President, Chairman of the
                                          Board, Chief Accounting
                                          Officer and Treasurer


     Date March 15, 1996                  /s/ LAUANE C. ADDIS /s/
                                          _____________________________
                                          Lauane C. Addis, Secretary,
                                          Corporate Counsel and
                                          Director

 ___________________________________________________________________________
 ___________________________________________________________________________


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10Q

                Annual Report Pursuant to Section 13 or 15(d)

                                    of

                  THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the period ending January 31, 1996
                     Commission File Number:  0-12459

                              BIOSYNERGY, INC.
     _____________________________________________________________________
             (Exact name of registrant as specified in charter)

                          1940 East Devon Avenue
                       Elk Grove Village, IL 60007
                             (708) 593-0226

             (Address and telephone number of registrant's principal executive office on a principal place of business)

                   _________________________________

                                EXHIBITS
 ___________________________________________________________________________
 ___________________________________________________________________________

                              EXHIBIT INDEX
                              _____________


                                                       Page Number
                                                       Pursuant to
                                                       Sequential
     Exhibit                                           Numbering
     Number           Exhibit                          System
     __________       __________                       _______________

     27               Financial Data Schedule          E-1