Form 10-K
period 1996-04-30
BIOSYNERGY INC
filed 1996-08-14
CIK 715812

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                          For the fiscal year ended 4/30/96
                                                    _______

                                          OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from             to
                                              ___________    __________

                          Commission file number 0-12459

                                  Biosynergy, Inc.
        __________________________________________________________________
                (Exact name of registrant as specified in its charter)

            Illinois                                   36-2880990
     __________________________________________________________________
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     1940 East Devon Avenue, Elk Grove Village, Illinois     60007
     ___________________________________________________________________
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code: (847) 956-0471

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                Name of each exchange on which
                                        registrant
          NONE                                      NONE
     ____________________________        ____________________________

     Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, No Par Value
     ___________________________________________________________________
                               (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X     No
          _______     _______

     Page One of 47 pages contained in the sequential number system.   The
     Exhibit Index may be found on page E-1 of the sequential numbering system.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant on April 30, 1996 was approximately $75,126.

  The number of shares of common stock outstanding on April 30, 1995 was 13,806,511.

  No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 14.


                                    Part I
                                    ______

  Item 1. Description of Business

  General Development of Business.

  Biosynergy, Inc. (the "Company") was incorporated as an Illinois corpora-tion on February 9, 1976. The Company was formed primarily for the purpose of developing, manufacturing, and marketing products utilizing cholesteric liquid crystals. The Company presently manufactures and markets disposable medical, laboratory and industrial thermometric and thermographic choles-teric liquid crystal devices.

  Although the Company did not enter into any agreements materially affecting its operations during Fiscal 1996, the Company experienced a small increase in sales with a greater increase in profit. The Company realized a profit of $92,197 for the fiscal year ending April 30, 1996. This is an increase as compared to fiscal 1995 during which the Company realized a profit of $47,824 and as compared to fiscal 1994 in which the Company realized a profit of $24,513. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Effective March 31, 1996, the Company renewed its contract with the American Association of Blood Banks ("AABB") Group Purchasing Program for a period of two years. Under this Contract, AABB Member Institutions receive discount pricing for the Company's HemoTempR II BMD and a HemoTempRII Activator. See "Narative Description-Thermographic and Thermometric devices and Accessories" and "Marketing and Distribution".

  The Company continued to introduce its products directly to industrial customers during Fiscal 1996. Although the Company did not make any material sales to customers in the industrial markets, the Company submit-ted various proposals to potential customers and presented the Company's time/temperature technology to several pharmaceutical and medical compa-nies. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets. Except as stated above, there were no other signifi-cant contracts or developments with regard to the Company's business during the past fiscal year.

  Financial Information About Industry Segments
  _____________________________________________

  The Company generated revenues from sales of twelve medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 1994, 1995 and 1996. For a description of these products, see "Narrative Description of Business" below.

  Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 1996, 1995 and 1994.

                                           Fiscal Year Ending
                                             April 30, 1996
                                      _____________________________
     Medical and                                       Percentage
     Laboratory                          Sales of       of Total
     Products                            Product          Sales
     _________________________         ______________  _____________
     HemoTempR II BMD                  $365,243.30         80.3%
     TempTrendR TI                       34,174.90          7.6%
     TempTrendR II TTD                   18,422.50          4.1%
     HemoTempR BMD                       13,329.00          2.9%
     LabTempR 20 ST                       7,884.50          1.7%
     HemoTempR II Activator               6,423.00          1.4%
     LabTempR 40 ST                       4,587.00          1.0%
     Vena-VueR VAD                        2,000.00          0.4%
     Miscellaneous (1)                    1,487.45          0.3%
     StaFreezR FTI                        1,232.00          0.3%
                                       ______________  _____________
                                       $454,783.65(3)     100.0%

                                           Fiscal Year Ending
                                             April 30, 1995
                                       ______________________________
     Medical and                                       Percentage
     Laboratory                          Sales of       of Total
     Products                            Product          Sales
     _________________________         ______________  _____________
     HemoTempR II BMD                  $354,572.32         80.0%
     TempTrendR TI                       30,733.00          6.9%
     HemoTempR BMD                       18,266.00          4.1%
     TempTrendR II TTD                   18,165.00          4.1%
     LabTempR 20 ST                       6,870.50          1.5%
     LabTempR 40 ST                       6,815.50          1.5%
     Vena-VueR VAD                        5,110.00          1.2%
     StaFreezR FTI                        2,087.00           .5%
     Miscellaneous (1)                      717.50           .2%
                                       ______________  _____________
                                       $443,337.32(3)     100.0%

                                           Fiscal Year Ending
                                             April 30, 1994
                                      _____________________________
     Medical and                                       Percentage
     Laboratory                          Sales of       of Total
     Products                            Product          Sales
     _________________________         ______________  _____________
     HemoTempR II BMD                  $259,173.60         64.2%
     TempTrendR TI                       96,533.00         23.9%
     TempTrendR II TTD                   18,880.50          4.7%
     HemoTempR BMD                       10,846.00          2.7%
     LabTempR 20 ST                       8,995.50          2.2%
     LabTempR 40 ST                       3,697.00           .9%
     Vena-VueR VAD                        3,320.00           .8%
     StaFreezR FTI                        2,326.00           .6%
     Miscellaneous (1)(2)                   191.00           -
                                       ______________  _____________
                                       $403,962.60(3)     100.0%
  _______________
  [FN]
  (1) Includes sales of LabTempR 60, TempTrendR Peds, Tempa.SlideTM and special order thermometric and thermographic consumer and laboratory products.

  (2) Represents less than .1% of total sales.

  (3) Includes discounts and returns.

  See "Information About Foreign and Domestic Operations and Export Sales". See also "Selected Financial Data" and "Financial Statements and Supplemen-tary Data" for the operating profit and loss and identifiable assets related to the Company's operations in its industry segment.

  Narrative Description of Business.

  As described in "General Development of Business", the Company is presently engaged in the business of developing, manufacturing, and marketing disposable thermometric and thermographic temperature indicators for the medical and laboratory and industrial markets. Further information about this business segment and proposed products of the Company are described below.

  Thermographic and Thermometric Devices and Accessories.

  During the fiscal year ending April 30, 1996 the Company manufactured and marketed various medical, laboratory and consumer devices. These products were sold to hospitals, clinical end-users, laboratories and product dealers.

  1. The HemoTempR Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimal-ly, at 1-6o C., and not allowed to exceed 10o C. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTempR BMD monitors the core temperature of a blood bag from 1-12o C., and replaces the impractical mercury susceptible to breakage. HemoTempR BMD once attached to the blood bag is usable throughout the life of the blood.

  2. HemoTempR II BMD (patented 1989) is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded 10-11o C. HemoTempR II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 4o C. After being activated, the irreversible indicator remains blue colored for 72 hours unless the blood is warmed to a temperature of 10-11o C. or above, in which case the indicator loses its blue color. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9o C. HemoTempR II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

  3. HemoTempR II Activator, introduced during Fiscal 1995, is an electron-ic, portable block model heater developed to provide a reliable source of heat necessary to activate the Company's HemoTempR II BMD. The HemoTempR II Activator has a thermostatic control to permit precise setting and continuous control of temperatures in the range for activation of the Company's HemoTempR II BMD. This device is intended by the Company to be used with HemoTempR II BMD as a system for blood monitoring. This device is the only product sold by the Company during Fiscal 1996 which is not manufactured by the Company.

  4. TempTrendR Temperature Indicator ("TI") is primarily used to monitor the temperature of urine specimens collected for drug testing to detect fraudulent urine specimens. Most common forms of drug testing require a urine specimen. However, the test is valid only if a legitimate urine specimen is collected which has not been altered by the subject to mask a
  drug abuse  problem.   In order to  eliminate altered or fraudulent  urine
  specimens in tests on federal employees, federal government guidelines require that urine temperature be measured within four minutes of sample collection, and that the temperature be 90.5-98.9o F. Temperature measurements taken with TempTrendR TI are simply a matter of observing the color illuminated number and recording the temperature. TempTrendR TI also provides a non-invasive method of monitoring the actual surface temperature trends of any body surface where temperature measurement is important, such as near joints in rheumatoid arthritis and to assess blood circulation.

  5. TempTrendR II Temperature Trend Device ("TTD") is a second generation temperature trend device which is correlated to internal body temperature and provides a non-invasive, readily visible means of monitoring changes in body temperature. TempTrendR II TTD will reflect oral temperatures such as those taken by glass thermometers. TempTrendR II TTD is used intraopera-tively to warn of developing hyper or hypothermic conditions. The indicator is also excellent for monitoring a patient's temperature during any type of transfusion procedure.

  6. TempTrendR Peds Temperature Trend Device ("PEDS") is a temperature trend device designed to measure the axillary (arm pit)temperature of children at a glance. The indicator easily applies to the axillary skin surface. Within seconds, by simply lifting the child's arm, the tempera-ture can be read on the indicator. In many situations, axillary tempera-ture measurement is preferred in children since it is less traumatic, is more easily measured than oral or rectal temperatures, and the thermometer may be left in the arm pit for periodic temperature monitoring.

  7. LabTempR 20, LabTempR 40 and LabTempR 60 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTempR 20 STI indicates temperatures between 0-21o C., LabTempR 40 STI monitors temperatures between 19-21 and 24-41o C., while LabTempR 60 STI measures temperatures between 40-60o C. These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

  8. Tempa.SlideTM Temperature Indicator ("SLTI") is amicroscope glass slide temperature indicator. The SLTI helps the viewer read the optimum temperature of a slide by indicating in large visible colors when the desired slide temperature is reached. Tempa.SlideTM can be mounted on a glass microscope slide and can be used continuously for over one year. These thermometers are suitable for temperature monitoring of glass slides during antibody/antigen tests when an optimum temperature of the cells and protein must be maintained for accurate test results.

  9. StaFreezR Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20o C. Once the frozen product exceeds -20o C., the liquid crystal film will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

  10. The Vena-VueR Vein Assessment Device ("VAD") is designed to locate good veins by assessing blood flow, and to assess vein depth, and size. It is used primarily to minimize complications and reduce discomfort for geriatric patients, obese patients, diabetic patients, burn patients, drug addicts with sclerosed veins, shock patients with collapsed veins and long-term hospitalized or cancer chemotherapy patients with severely damaged and traumatized veins. However, Vena-VueR VAD is also useful in helping to select the most patent and least traumatized veins for the purpose of any venipuncture. Three efficacy medical publications have been written about Vena-VueR VAD.

  11. Specialty products include devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the tradename FoodGardeTM Time/Temperature Indicators
  and liquid crystal  thermometers  for general  purpose  thermometry.   The
  Company anticipates continued manufacturing of these and additional specialty products in the future.

  The Company is also developing other devices.  These include:

  1. The Company has indefinitely delayed the development of the TempTrendR II Irreversible TTD. TempTrendR II Irreversible TTD is a monitor specifi-cally designed to indicate a history of fever level temperatures. This irreversible indicator is intended to indicate if a patient's temperature has reached 102o F. to 106o F. during a period of several hours.

  2. The Company intends to market new irreversible time/ temperature indicators which will be used as shipping labels, and in other forms, for the frozen food packaging industry (under the tradename FoodGardeTM), the pharmaceutical industry, and for other industries requiring careful monitoring of refrigerated or frozen materials. The devices will have irreversible color changes at various temperatures determined to be critical by the end-user. Therefore, a purchaser, whether an individual consumer or a merchant, will be able to instantaneously determine the temperature history of the material. Although the liquid crystal formula-tions are substantially completed, the Company is uncertain at this time when these products will be sold.

  3. During the past few years, the Company has become aware that a need exists for a simple, inexpensive indicator to determine if sensitive materials have been subjected to freezing temperatures. The Company is continuing its investigation of the feasibility of such an indicator.

  4. The Company has recently become aware that a need exists for products to augment its current product line, such as the HemoTempR II Activator. The Company is investigating the feasibility of additional products to systematize the use of its thermometric and thermographic liquid crystal devices as well as alternative technologies to supplement its current product line. The results of such investigations are not predictable at this time.

  Manufacturing. Except for the HemoTempR II Activator, the Company manufac-tures all of its products. The HemoTempR II Activator is manufactured exclusively for the Company by an unrelated company on an as need basis. Raw materials for the Company's other products are purchased on an as needed basis, and assembly of the products is performed at the Company's production facility. Some chemical converting and coating, plus die cutting, which are capital intensive, are done by outside manufacturers on an as needed basis. All outside manufacturing is done to specifications set by the Company. There are, however, no commitments or firm agreements for such outside manufacturers to provide services for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

  The Company has twenty years of experience working with various liquid crystal formulations and application methods. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" (GMP) for medical devices.

  Marketing and Distribution. The Company has traditionally targeted the medical markets. While novel products, such as the Company's products, enjoy the advantage of no initial competition, they also initially lack a demonstrated market and acceptance by medical personnel. Furthermore, cost savings programs and awareness have slowed down the introduction of new products, particularly in the medical market. As a result, the time required to achieve acceptance of the Company's medical products is significantly increased, in Management's opinion.

  Because of these conditions, the Company has been forced to rely heavily on its own marketing and distribution efforts in the medical market, rather than the use of the traditional medical product distributors, for a large portion of its sales. Nevertheless, the Company's primary distributor in the United States, Curtain Matheson Scientific, Inc. ("CMS"), and the Company's other product distributors have increased their sales of the Company's products throughout the United States during the past few years. During Fiscal 1996, CMS accounted for 29.7% of the Company's sales. Although it is difficult to predict the ultimate success of CMS and other distributors in selling the Company's products, management believes this trend will continue.

  Effective March 31, 1996, the Company renewed its contract with the American Association of Blood Banks ("AABB") Group Purchasing Program for two-years. This amendment allows approximately 2,500 AABB Member Institu-tions throughout the United States to purchase HemoTempR II blood bag temperature indicators and HemoTempR II Activator at a discount. The Company is required to pay a commission of 2% of all sales under this contract to the AABB.

  The Company continues to negotiate with various medical and laboratory product companies for the distribution of its products under private labels and to introduce its products in the industrial, pharmaceutical and laboratory markets, the success of which cannot be assured. See "Thermo-metric and Thermographic Devices."

  At the present time, two employees are engaged on a part-time basis in marketing the Company's products. Since Fiscal 1994, the Company has also used the services of an in-house sales representative to do telemarketing on a commission only basis. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives, and is therefore aggres-sively seeking distributors for its products throughout the world. The effect these independent dealers will have on revenues has not yet been determined.

  The Company is unaware of its current market share for its medical and laboratory products, although the Company is currently collecting data to be used in marketing studies in the future.

  Sources and Availability of Raw Materials. In general, the Company believes its sources and availability of raw materials to be satisfactory. Presently, there are a limited number of domestic manufacturers of liquid crystal chemicals. Although it is expected that these domestic manufactur-ers will continue to supply the raw liquid crystals needed for the produc-tion of the Company's products, which cannot be assured, if industrial quantities of raw liquid crystals are unavailable from domestic sources, the Company will need to import these materials from foreign suppliers, or, as an alternative, manufacture such materials itself.

  Patents and Trademarks. The Company has been granted or assigned five United States and four foreign patents relating to liquid crystal technolo-gy. These patents generally relate to liquid crystals or liquid crystal dispersion processes. Specifically, these patents pertain to the venipunc-ture method utilized by the Company's vein assessment device products (No. 4,175,543, expiration date November 27, 1996), the film application of those products (No. 4,161,557, expiration date July 17, 1996), the material and die composition of those products (No. 4,015,591, expired April 5, 1994), a liquid crystal film laminate (No. 4,015,591, expired April 5,
  1994), a liquid crystal film laminate (No. 4,310,577, expiration date July 17, 1996), and a cholesteric liquid crystal formulations and temperature monitoring means (No. 4,859,360, expiration date August 22, 2006).

  The Company has received registered trademark protection on all product names to date, excepting Tempa.SlideTM, FoodGardeTM and LaproVueTM. The Company has retained, however, all the rights to the Temp.SlideTM, FoodGardeTM and LaproVueTM common law trademark. Additional trademark registrations will be applied for as needed.

  Although patent and trademark protection is important, the Company believes that no material adverse effects to the Company's operations will result in the event that additional patents and/or trademarks are not obtained, or, if attained, such patents and/or trademarks are held to be invalid. Certain processes and chemical formulas will be maintained only as trade secrets. Management feels that it will be difficult for potential competi-tion to analyze or reproduce the secret processes and formulas without substantial expenditures of capital and resources.

  Seasonal Aspect of Business.  The business of the Company is not seasonal.

  Working Capital Items. The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required, as is customary in the medical and laboratory markets, to carry inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company's current assets.

  The Company presently grants payment terms to customers and dealers of 30 days. The Company will not accept returns of products from its dealers except for exchange, but does guarantee the quality of its products to the end user.

  As of April 30, 1996, the Company had $117,172 of current assets available. Of this amount, $47,894 was inventory and $56,750 was net trade receiv-ables. Management of the Company believes that it has sufficient working capital to continue operation for the fiscal year ending April 30, 1997 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it will be neces-sary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Major Customers. CMS, the Company's primary independent product distribu-tor, was directly responsible for 10% or more of the Company's net sales during the fiscal year ending April 30, 1996. At April 30, 1996, CMS owed the Company $19,442. Management believes the loss of this customer would materially reduce the revenues of the Company until the Company could retain the services of another major product distributor.

  Backlogs. The Company did not have any material backlog of orders as of April 30, 1996.

  Government Contracts. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government entity.

  Competition. The Company has no known commercial competitors of its disposable vein assessment device or blood monitoring devices using liquid crystal technology. Because of the Company's patent position, employment agreements with former employees, and processing trade secrets, it does not anticipate competition in these areas in the near future. In the area of laboratory temperature monitoring, there are no other competitors who market an infinitely thin liquid crystal temperature indicator. In the area of a frozen food or drink safety indicator, there is no competition known to the Company that utilizes liquid crystal technology. The Company believes that the frozen food industry presently uses primarily physical and organoleptic evaluation (e.g., evaluation of softness, texture, aroma, taste and the like), as well as mercury thermometers to monitor freshness. Labels containing wax encapsulated dyes with specific low melting points and capillary action products produced by 3M under the tradename MonitorMarkR and polymer/monomer indicators from Lifeline are also avail-able.

  The Company's HEMOTEMPR II BMD (blood bag temperature monitor) competes in the medical market against Safe-T-Vue (MonoTech) and MonitorMark (3M). Management of the Company believes that the MonoTech and 3M products are technically inferior to HEMOTEMPR II BMD in that they provide only an irreversible monitor with nothing to warn the user that blood is approach-ing an unsafe temperature. In addition, the MonoTech product must be refrigerated prior to use, and, because of their design, both products can readily be dislodged from the blood bag. There is no known commercial competitors of the Company's HemoTempR II Activator.

  The Company's TempTrendR II and TempTrendR Peds compete in the medical market against Temp-A-Strip (Johnson & Johnson), Stick-Temp (Trademark Sales) and Temp-A-Dot (PyMaH Corp). Stick-Temp is distributed on a limited basis and there is little information available concerning it. Management of the Company believes that the Johnson & Johnson product is less techni-cally advanced than the Company's TempTrendR TTD and is primarily distrib-uted in the Consumer market. Temp-A-Dot is a wax impregnated strip of paper inserted into the mouth to monitor core temperature. Although it is reported to cost less than TempTrendR II thermometers, it has the disadvan-tage of single reading, invasive methodology and cannot be used to monitor temperature trends. None of the competitors have a thermometer designed specifically for axillary temperature monitoring like the Company's TempTrendR Peds. Recently, a few private label indicators have been introduced to the market. These are manufactured by Dijinni Industries, PyMaH Corporation, Hallcrest Products and American Thermometer, who compete with the Company in the consumer market for forehead temperature indicators and in the drug testing market for urine thermometers.

  Other companies, such as Eurand American, are only involved in the manufac-ture of liquid crystal raw materials and do not directly compete with the Company for sale of medical, industrial or consumer products. Mercury and electronic thermometers are used in several competitive applications. They are generally more costly, non-disposable or not usable in most applica-tions where liquid crystal thermometry and temperature indicators are utilized.

  Research and Development. During Fiscal 1996, 1995 and 1994, the Company spent $27,995, $27,179 and $23,850, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

  The Company is conducting research and development of products, which are discussed under "Thermographic and Thermometric Devices." In this regard, the Company may require financing to complete the development of these products. The success of the Company in obtaining financing for research and development will largely determine whether the Company will continue the research and development for such products or expand its research and development to other products.

  Government Regulations. The Company does not currently plan to market diagnostic or therapeutic products which are subject to stringent United States Food and Drug Administration (FDA) review and pre-market approval in the near future. Present commercial products of the Company are classified by the FDA as Class I or Class II. These are subject only to general regulations requiring that manufacturers adhere to certain guidelines to provide reasonable assurance of utility, safety, and effectiveness. These guidelines include labeling requirements, registration with the FDA as a manufacturer, listing of devices in commercial distribution with the FDA, notification to FDA of devices proposed to be marketed, conformance to specified current good manufacturing practices in the manufacture of the devices, conformance to certain record-keeping requirements, and, in the case of Class II devices, conformance to certain performance standards. At the present time, the Company believes that it is in compliance with regulations set forth by the FDA.

  Information About Foreign and Domestic Operations and Export Sales. The Company had export sales of $16,956 during the last fiscal year, and export sales of $13,115 and $5,884 during the fiscal years ending in 1995 and 1994, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

  The Company does not rely on any foreign operations other than its dealers and marketing representatives in their respective marketing areas. See "Marketing and Distribution." It is anticipated export sales will continue to be important to the Company although not material to operating revenues or income of the Company. Foreign sales are contingent upon, among other factors, foreign trade regulations, value of the United States Dollar and, where required, government approval of the Company's products.

  Environmental Protection Expenditures. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 1997.

  Employees. The Company presently has five full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), two Vice Presidents and a manufacturing/packaging employee. The Company also employs a secretary/receptionist. Certain employees of the Company provide limited services, primarily bookkeeping and clerical, for Stevia Company, Inc., an affiliate of the Company, on an "as needed" basis, which is not expected to be a material portion of their time.

  Item 2. Properties

  The Company's production facilities, research facilities, and administra-tive offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party. The Company sub-leases 1,560 square feet to Stevia Company, Inc., an affiliate. The lease for these facilities expires on January 31, 2001. See footnote 9 of the "Financial Statements."

  A majority of the Company's Elk Grove Village facility is currently in use; however, Management believes this facility is adequate for its needs in the foreseeable future. Located at the Company's facility is equipment utilized for research, development, and manufacturing of the Company's products.

  Item 3. Legal Proceedings

  There is no material litigation threatened or pending against the Company or any of its properties.

  Item 4. Submission of Matters to a Vote of Security Holders.

  None

                                 PART II

  Item 5. Market for Registrant's Common Stock  and Related

  Shareholder Matters.

  Market Information. Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock. These quotations do not necessarily reflect actual transactions nor represent the actual value or trading price of the Company's common stock. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission. Trading and pricing information for fiscal 1995 and 1996 was not available to the Company, although the management of the Company does not believe there were sufficient trades to establish a market for its common stock.

  Holders. As of April 30, 1996, there were approximately 860 shareholders of record of the Company's common stock.

  Dividends.   The Company  has never  declared  any dividends  and does  not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

 Item 6. Selected Financial Data

                                       Fiscal Years Ending
                                      ______________________
                         1996      1995      1994      1993      1992
                        _______   ______    ________  ________  ________
     Operating Revenues $454,784  $443,337  $403,963  $362,536  $229,571
     Other Revenues        5,677     6,863     4,445     5,701     5,265
     Net Income/(Loss)    92,197    47,824    24,513    17,691  ( 34,953)
       after Taxes
     Net Income/(Loss)     .0066     .0035      .002      .001  (  .003)
     per Share After
      Taxes
     Total Assets        428,331   409,320   395,722   354,836  310,417
     Long Term Debt          -        -         -         -         -
     Stockholder Equity/
      (Deficit)          279,472   187,275   139,451   114,938   91,247

     Item  7.  Management's Discussion and Analysis of Financial

     Condition and Results of Operations

     Net  Sales.   Net  sales for  the fiscal  year ending  April 30,  1996
     were $11,447, or 2.58%, higher than the previous fiscal year, and $50,831, or 12.58, higher than the fiscal year ending in 1994. The increase in sales during Fiscal 1996 was due to the growing acceptance of the Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $106.71, or 3.01%, in sales of its HemoTempR II product in Fiscal 1996 as compared to Fiscal 1995, and an increase of $95,399, or 36.81%, in Fiscal 1995 as compared to Fiscal 1994. The Company also had an increase in the sales of its TempTrendR indicators in Fiscal 1996 of $3,442 or 11.20% as compared
     to Fiscal  1995.    However, sales  of  TemptrendR indicators decreased
     approximately 68.16% due to the loss of one of its major customers Timberline, Inc., during the 3rd Quarter of Fiscal 1994.

     Other  Revenues.   During  Fiscal  1996,  the  Company realized  $5,677
     of miscellaneous income. This income was primarily for leasing a portion of its computer time to Stevia Company, Inc., an affiliate, sub-leasing a portion of the Company's storage space to a non-affiliate, contract printing for a non-affiliate and interest
     income.   The  Company  also realized $12,780  in extraordinary income due to the write-off  of certain accounts payable.

     Costs and Expenses.   Costs and expenses  for the fiscal year  ending
     April 30, 1996 decreased by $21,333 compared to the fiscal year ending in 1995, and decreased by $2,851 as compared to the fiscal year ending in 1994. The decrease in costs and expenses for Fiscal 1996 was generally related to reduced general and administrative cost and interest expense. The decrease in general and administrative expenses is due to the resignation of the Company's bookkeeper in May, 1995 and the related reduction in employee costs. The bookkeeping duties are now shared by the Company's Vice President - Administration and Vice President/Manufacturing/Manager of Financial and Product Development at no additional cost to the Company.

     The decrease in General and Administrative expenses is also due to recharacterization of certain expenses to marketing as a result of increased marketing activities, which did not result in an overall decrease in operating expenses. Generally, with the exception of the decrease in General and Administrative employee salary and related expenses, the overhead expenses of the Company have remained constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to those of the last fiscal year.

  Cost of Sales. As a percentage of net sales, the cost of sales was 35.81% for the fiscal year ending April 30, 1996, 39.98% for the fiscal year ending in 1995 and 40.70% for the fiscal year ending in 1994. The Company expects that the cost of sales as a percentage of net sales will remain below 50% over the next fiscal year in the absence of a material decrease in sales.

  Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 1996 by $816, or 3.0%, as compared to the fiscal year ending in 1995, and increased by $4,145, or 17.38%, as compared to the fiscal year ending in 1994. For the past several  years,  the  Company's research  and  development  activities were limited to improvement of the current product line and development of products which were natural extensions thereof. Recently, however, the Company has noted there appears to be a need for other products and accessories complimentary to its current product line. These products would also help systematize the use of the Company's current products. As an example, the Company developed the HemoTempR II Activator. See "Narra-tive Description of Business - Thermographic and Thermometric Devices and Accessories." Although the Company intends to continue to improve its current product line, the Company is also investigating the possibility of developing other products using technologies other than liquid crystal technology to augment its current product line. Although it is not anticipated that the development of such products will materially increase the Company's research and development expenses, there is insufficient information available to determine the extent the Company will be required to allocate its resources to develop these products. In addition, the Company will continue to develop products pursuant to contracts with unrelated entities. The increase in research and development costs as a result of such development contracts will be directly related to the revenues derived therefrom.

  Marketing Expenses. The Company's marketing expenses were $45,685 in 1996 and $35,854 in 1995, as compared to $21,844 for the fiscal year ending in 1994. The Company increased its marketing activities during Fiscal 1994 and 1995, and continued this trend in Fiscal 1996. Certain general and administrative expenses, primarily employee costs, have been reallocated to the Marketing Department to reflect the increasing marketing activities. Subject to availability of resources, the Company intends to further expand its marketing activities, although it is not anticipated that the marketing expenses for Fiscal 1997 will materially increase.

  General and Administrative Expenses. The Company's general and administra-tive costs decreased by $13,951 as compared to the 1995 fiscal year, and decreased by $25,051 as compared to the fiscal year ending in 1994. The primary reason for the decrease is due to the resignation of the Company's bookkeeper in May, 1995 and the resulting decrease in employee expenses. See "Cost and Expenses" above. Finally, the Company has reallocated a portion of its general and administrative expenses to marketing (see "Marketing Expenses" above) resulting in a decrease in general and adminis-trative expenses for 1995 and 1996. Management of the Company has general-ly stabilized general and administrative expenses over the past three years. Except for extraordinary items, it is unlikely general and adminis-trative expenses will materially change in the near future.

  Net  Income/Loss.   The Company  experienced a  net income  of $92,197, an
  improvement of $44,373 over Fiscal 1995, and an improvement of $67,684 over Fiscal 1994. The increase in net income is primarily due to an increase in net sales, extraordinary income items, and reduced expenses. See "Net Sales", "Other Revenues", and "Costs and Expenses" above. Management realizes that the profitability of the Company depends upon achieving and maintaining sales of the Company's products. To this extent, the Company has continued its efforts to improve sales. However, there can be no assurance the Company will be able to continue to increase or maintain the current level of net sales, on which the profitability of the Company is contingent.

  As of April 30, 1996, the Company had net operating loss carryovers aggregating $2,151,330. Therefore, no income taxes are due for Fiscal 1995. See "Financial Statements," for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 10 to the Financial Statements for the year ending April 30, 1995. See "Financial Statements."

  Assets.   Since  April 30,  1995, the  Company's assets  have  increased by $19,011. This is primarily due to increases in amounts Due From Affiliates (see below). Other changes in specific assets do not reflect changes outside the ordinary course of business.

  The Company was owned $258,360 by Stevia Company, Inc. ("Stevia"), an affiliate, and $12,660 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 1996. These affiliates owed $237,595 and $12,409 at April 30, 1995, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include certain rent, salaries for common employees, insurance and employee benefits, and legal fees. See "Financial State-ments." These expenses are incurred in the ordinary course of business. As a result of the increase in amounts due from affiliates, the Company has reduced its owns liquid resources. Although management believes it is cost effective to share common expenses with its affiliates, the Company has reduced the amount of advances and common expenses charged to Stevia and FKSI until these affiliates are in a position to reimburse the Company.

  Collectibility of the amounts due from the affiliates cannot be assured without the liquidation of all or a portion of their assets, and thus such receivables have been classified as non-current assets.

  Liabilities.   The Company's overall  liabilities have decreased by $73,186
  since  April 30, 1995.   This is primarily  due to improved  cash flow from
  operations.  See also "Assets" and "Liquidity and Capital Resources."

  Current Assets/Liabilities Ration. The ratio of current assets to current liabilities, .79 to 1, has increased from .50 to 1 at April 30, 1995. Although the Company realized income in Fiscal 1996, the Company used $21,014 of its cash to pay expenses incurred by the Company on behalf of Stevia and

  FKSI, which were not reimbursed. Thus, the Company's current assets were converted to long-term receivables thereby reducing its current assets/liabilities ratio. In order to continue to improve the current asset/liability ratio, the Company's operations must remain profitable and the Company must curtail the use of its current assets for the benefit of Stevia and FKSI. Although Management of the Company believes this is possible, there is a risk the Company's current asset/liability ratio may not be adequate for the Company's future needs.

  Liquidity and Capital Resources. During the fiscal year ending April 30, 1996, the Company had an increase in net working capital of $78,606. The increase in net working capital is primarily due to improved cash flow from operations which was used to retire company debt.

  In view of the fact that the Company has incurred substantial losses in prior years, Management of the Company recognizes the Company's ability to continue as a going concern is subject to maintaining and improving sales, the collection of accounts receivable and the ability of the company to raise money, when needed, of which there is no assurance. To this end, Management is attempting to introduce the Company's products in markets not previously recognized as viable markets. Finally, Management intends to continue to seek financing opportunities. Although the Company intends to seek out financing, there can be no assurance the Company will be able to find any additional financing or a working line of credit on acceptable terms. Irrespective of the Company's working capital deficit, the Company has not been refused goods or services from any of its vendors.

  Since the Company does not have an operating line of credit, the Company's President, Fred K. Suzuki, has made loans to the Company in the past for working capital purposes. See "Certain Relationships and Related Party Transactions." There can be no assurance such loans will be available in the future or on terms acceptable to the Company.

  Due to the limited availability of cash to the Company during the fiscal years ending April 30, 1994, 1995 and 1996 and the inability of the company to borrow the funds required, the Company chose not to have its financial statements audited. The cost of such an audit would be approximately $15,000 per year.

  During Fiscal 1994, the employees of the Company agreed to defer a portion of their compensation to improve the Company's cash flow available for other operating expenses. As of April 30, 1996, only Fred K. Suzuki, President, was continuing to defer compensation under this plan, and all previously deferred compensation under this plan was paid except for a portion of the deferred compensation payable to Fred K. Suzuki and Laurence Mead, Vice President-Manufacturing.

  Except for its operating capital needs, the Company does not have any other material contingencies for which it must provide.

  Item 8.  Financial Statements and Supplementary Data.

  The information required by this item is set forth in pages F-1 to F-12.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    Part III

  The information contained in items 10, 11, 12, and 13 is the same informa-tion to be included in the Registrant's definitive proxy statement, if any, to be filed with the Commission, and is included herein for convenience only.

  Item 10.  Directors and Executive Officers of the Registrant.

  The executive officers and directors of the Company are:

                               Positions              Served in
     Name              Age     with Company           Office Since
     _____             ___     _____________          ____________

     Fred K. Suzuki    66      President, Treasurer,  February, 1976 (1)
                               Director of Research
                               and Development,
                               Director of Marketing
                               and Sales, and Chairman
                               of the Board of Directors

     Mary K. Friske    36      Vice President -       September, 1993
                               Administration,
                               Manager of Sales

     Laurence Mead     34      Vice President -       April, 1994
                               Manufacturing,
                               Manager of Financial
                               and Product Development

     Lauane C. Addis   40      Corporate Counsel,     February, 1984
                               Secretary and          December, 1985
                               Director               February, 1987

     James F. Schembri 61      Director               November, 1990
  _______________
  [FN]
  (1) Mr. Suzuki did not serve as President from August 1982 through February
  1983.   Prior  to October,  1984, Mr.  Suzuki served  as  Treasurer of  the
  Company, and was once again appointed Treasurer on June 30, 1991.

  As an incentive for his investment in the Company, the Board of Directors agreed to nominate James F. Schembri as a candidate for election to the Board of Directors of the Company. Other than the foregoing, there are no arrangements or understandings between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

  The term of office for the members of the Board of Directors extends to the next regular meeting of shareholders or until they resign, and until their successors are duly elected. The term of office for the officers of the Company extends until they resign, are not re-elected by the Board of Directors, or are otherwise replaced by the Board of Directors of the Company.

  Family Relationships.

  Lauane C. Addis is the son-in-law of Fred K. Suzuki. Otherwise, there is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

  Involvement in Certain Legal Proceedings.

  None of the officers or directors are or have been involved in any legal proceedings which are material to an evaluation of the ability or integrity of same.

  Business Experience.

  Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

  FRED K. SUZUKI, Jr., Chairman of the Board, President, Treasurer, Director of Research and Development and Director of Marketing and Sales. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 to the present. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki

  International, Inc. ("FKSI"), President and Chairman of the Board of Directors of Stevia Company, Inc. ("Stevia"), President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). FKSI is a holding company of Medlab, Stevia, and the Company. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia is in the business of developing, manufactur-ing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products. Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company. Mr. Suzuki has developed several patents in the area of Diterpene glycosides, chemistry derived from the Stevia rebaudiana plant. Mr. Suzuki also holds patents in the area of liquid crystal chemistry and has patents pending in the area of liquid crystal technology. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

  MARY K. FRISKE, Vice President - Administration and Manager of Sales. Ms. Friske joined the office staff in July, 1983. Ms. Friske served as an Executive Secretary for several years and was promoted to Office Manager in 1989. In September, 1993, Ms. Friske was appointed Vice President - Administration and Manager of Sales. Ms. Friske also provides services on an as-needed basis for an affiliate of the Company, Stevia Company, Inc. Ms. Friske received here bachelor of Science degree in May, 1981 from Eastern Illinois University where she majored in Personnel Management.

  LAURENCE MEAD, Vice president - Manufacturing and Manager of Financial and Product Development. Mr. Mead joined the production department of the
  Company in 1980, and has served as the Company's Production Manager since 1984. In April, 1984, Mr. Mead was appointed Vice President - Manufactur-ing and Manager of Financial and Product Development. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

  LAUANE C. ADDIS, Secretary, Corporate Counsel, and Director. Mr. Addis joined the Company in February, 1984 as its Vice President - Finance and Chief Financial Officer on a part-time basis and was employed in the equivalent capacity on a part-time basis by Stevia Company, Inc., an affiliate of the Company, and as a self-employed attorney. From December, 1985 thru June, 1991, Mr. Addis served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company. In July, 1991, Mr. Addis resigned from these positions to return to the full-time private practice of law. Mr. Addis is also the Secretary and a director of Stevia Company, Inc. and an officer and director of FKSI, an affiliate of the Company. Mr. Addis is currently a member of the law firm, Katz, Karacic, Helmin & Addis, P.C., Chicago, Illinois. Mr. Addis graduat-ed from Andrews University with a B.A. in History and Business Administra-tion in June 1978. He received his Doctor of Jurisprudence from Baylor

  University in  1981 and his Master of Laws  in taxation from the University
  of  Denver in 1982.   Mr. Addis is  a member of  the Colorado, Illinois and
  Texas Bar Associations.

  JAMES F. SCHEMBRI, Director. Mr. Schembri was elected to the Board of Directors on November 15, 1990. Mr. Schembri is the founder and President of a manufacturers representative firm, Automatic Controls Company, located in Detroit, Michigan, with offices in Cleveland and Cincinnati, Ohio, and Louisville, Kentucky. Mr. Schembri is one of the founders and president of Fenton Systems, of Burton, Michigan. Fenton Systems is a systems integra-tor in the materials handling field. Mr. Schembri serves as Chief Finan-cial Officer for both Fenton Systems and Automatic Controls Company. In addition to these activities, Mr. Schembri also is founder and President of Wickfield Leasing Company which leases automobiles and office equipment. Mr. Schembri is also the Vice President and Chief Financial Officer of Midwest Valve Services. Mr. Schembri is a director of Automatic Controls, Fenton Systems, Wickfield Leasing Company, and Midwest Valve Services. Mr. Schembri received his Bachelor of Science Degree in Mechanical Engineering from University of Detroit in June, 1957.

  Item 11. Executive Compensation.

  The following summary compensation table sets forth a summary of compensa-tion for services in all capacities to the Company during the fiscal years ended April 30, 1996, 1995 and 1994 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.



                        Summary Compensation Table
                        __________________________

        Annual Compensation                  Long Term Compensation/Awards
        ___________________                  _____________________________

 Name and                            Other
 Principal                           Annual                       All Other
 Position       Year  Salary  Bonus  Compensation (1) Options (#) Compensation
 __________     ____  ______  _____  ____________     ___________ ____________

 Fred K. Suzuki 1996  $47,525    -         (2)               -      $1,342(3)
 President,     1995  $44,196    -         (2)               -      $2,140(3)
 Chairman of    1994  $43,788    -         (2)               -      $3,542(3)
 the Board and
 Chief Executive
 Officer
 _______________

  (1) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus.


  (2) In addition, salary of $8,411, $6,970, and $5,000 was accrued but not paid during Fiscal 1994, 1995 and 1996 respectively.

  (3) Interest on loans made by Mr. Suzuki to the Company, aggregating $3,542, $2,140 and $1,342 was paid or accrued in 1994, 1995, and 1996 respectively.  See "Certain Relationships and Related Party Transactions."

  All officers and directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. Messrs. Suzuki, Addis and Schembri, are not remunerated in their capacities as directors. See, however, "Certain Relationships and Related Party Transactions."

  The Company does not have any pension or profit sharing plans in effect for the benefit of its employees, including its officers and directors. Such plans may be adopted in the future if deemed in the best interests of the Company by its Board of Directors.

  Stock Options

  During the fiscal year ended in 1983, the Company adopted a special incentive plan for personnel of the Company pursuant to which certain key individual employees, consultants, officers and directors of the Company could be granted stock options and/or stock appreciation rights pursuant to the option agreements. Employees, officers, directors and consultants of the Company are eligible under the stock incentive plan based upon the successful achievement of specific goals and upon other relevant factors, as determined by the Company's Board of Directors. The period for granting options under the stock incentive plan expired on May 19, 1989. An aggregate of 350,000 shares were reserved for issuance under the stock incentive plan, of which 131,500 shares were subject to options at April 30, 1996. These shares will be made available for purchase to option holders at the fair market value, if any, of the Company's common stock on the date such option or appreciation right were granted. If the fair market value of the Company's common stock cannot be determined, the exercise price will be determined by the Company's Board of Directors on the date of the granting of the options or appreciation rights. The exercise price is $.05 per share for all of the 131,500 shares.

  During Fiscal 1996, no stock options were granted to the Chief Executive Officer or the Company's four other most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus for fiscal year 1996 exceeded $100,000, and such officers did not exercise any options during fiscal year 1996. The following table sets forth the aggregate value as of April 30, 1996 of unexercised options held by such individuals.

               Aggregated Option Exercises in Last Fiscal Year
               _______________________________________________
                     and Fiscal Year-End Option Values
                     _________________________________

                                           Number of           Value of
                                           Unexercised         Unexercised
                                           Options at          in-the-Money
             Shares                        Fiscal Year         Options at
             Acquired                      End (#)             Fiscal Year-End
             on             Value          Exercisable/        Exercisable/
   Name      Exercise (#)   Realized ($)   Unexercisable       Unexercisable
   ____      ____________   ____________   _____________       _____________
   Fred K.
   Suzuki         -              -           43,250/0 (1)           $0/0
   President
   and            -              -        1,233,800/0 (2)           $0/0
   Chairman of
   the Board      -              -        3,000,000/0 (3)           $0/0
   __________

  (1) As of April 30, 1996, the option granted to Fred K. Suzuki was exercisable to the extent of 100%. The exercise price for the option was the estimated fair market value of the Company's Common Stock on the date of the grant.

  (2) Effective January 31, 1990, the Company entered into an agreement with Fred K. Suzuki pursuant to which the Company granted an option to convert all or a portion of Mr. Suzuki's accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $0.05 per share. At April 30, 1996, the total deferred compensation payable to Mr. Suzuki was $61,690, thereby entitling Mr. Suzuki to convert such deferred compensation into 1,233,800 shares of the Company's common stock. This option has no value in excess of the fair market value of the Company's Common Stock. This option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time the conversion. This option may be exercised until the optionee is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of Mr. Suzuki's agreement to defer salary when the Company was not financially able to pay salaries on a regular basis. This option contains non-dilutive provisions in the event of corporate capital reorganizations.

  (3) On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consider-ation of his loaning money to the Company on an unsecured basis from time to time. This option has no value in excess of the fair market value of the Company's common stock. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1996, no portion of this Option has been exercised.

  Compensation Committee. The Company does not have a Compensation Committee of its Board of Directors. The Board of Directors makes all decisions concerning the President's compensation including, but not limited to, the granting of options to acquire common stock of the Company. The President of the Company, Fred K. Suzuki, has the sole authority, as granted by the Board of Directors, to make compensation decisions for other employees of the Company other than the granting of Options to acquire the common stock of the Company.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth information as of April 30, 1996, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

                                               Amount and Nature
                      Name and Address         of Beneficial       Percent of
  Title of Class      of Beneficial Owner      Ownership (1)         Class
  ______________      ___________________      _________________   __________

   Common Stock        Fred K. Suzuki           4,497,146 shares    32.57%
                       710 S. Kennicott         of record and
                       Arlington Heights,       beneficial (2)
                       Illinois 60005

   Common Stock        F.K. Suzuki Inter-       2,597,146 shares    18.81%
                       national, Inc.           record and bene-
                       1940 E. Devon Ave.       ficial
                       Elk Grove Village, IL
                       60007

   Common Stock        Stevia Company, Inc.     1,900,000 shares    13.76%
                       1940 E. Devon Ave.       of record and
                       Elk Grove Village, IL    beneficial (3)
                       60007

   Common Stock        Lauane C. Addis          4,506,146 shares    32.64%
                       1819 Orleans Circle      record and bene-
                       Elk Grove Village, IL    ficial (3)
                       60007

   Common Stock        James F. Schembri        1,785,500 shares    12.93%
                       19115 W. Eight Mile Rd.  of record and
                       Detroit, MI 48219        beneficial (4)

  Common Stock        Mary K. Friske (5)       1,000 shares of       .01%
                      940 Bradley Court        record and
                      Palatine, IL 60074       beneficial

  Common Stock        Laurence C. Mead (6)     1,250 shares of       .01%
                      7820 Northway Drive      record and
                      Hanover Park, IL 60103   beneficial

  Common Stock        All directors and        6,293,896           45.59%
                      officers as a
                      group (5 members)
 _______________
[FN]
 (1) The above table does not include options to acquire 131,500 shares of the Company's common stock by the officers an directors as a group pursuant to a stock incentive plan adopted during the fiscal year ending in 1983. (See "Stock Options" above). See also Footnotes 2 and 3 below.

 (2) Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 35.6% of the outstanding common stock of FKSI. Mr. Suzuki is also President and Chairman of the Board of Stevia Company, Inc. ("Stevia") of which FKSI owns 55.84% of its outstanding common stock. Mr. Suzuki does not personally hold of record any shares of the company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control 4,497,146 shares which includes 2,597,146 shares which are owned by FKSI and 1,900,000 shares owned by Stevia. The above table does not include an option granted to Mr. Suzuki to convert all or a portion of his deferred salary into shares of the Company's common stock at a conversion rate of $.05 per share, an option to acquire 43,250 shares pursuant to the Company's Stock Incentive Plan, or an option to acquire 3,000,000 shares of the Company's common stock at $0.025 per share. See "Execu-tive Compensation" and "Certain Relationships and Related Party Transactions."

  (3) Mr. Addis personally owns 9,000 shares of the outstanding Common Stock of the Company. In addition, Mr. Addis owns 32.7% of the outstanding Common Stock of FKSI, which owns 55.84% of the outstanding Common Stock of Stevia and 18.95% of the Common Stock of the Company. Mr. Addis is also an officer and director of Stevia which owns 1,900,000 shares of the Company's Common Stock. Mr. Addis is therefore deemed to be beneficial owner by reason of voting and disposition control of 2,597,146 shares owned by FKSI, and is deemed to be the beneficial owner by reason of voting and disposition control over 1,900,000 shares owned by Stevia. Mr. Addis also is the grantee of an option to acquire 43,250 shares pursuant to the Company's stock incentive plan for $.05 per share.

  (4) Included in the shares owned beneficially by Mr. Schembri are 91,000 shares held in trust for the benefit of Mr. Schembri, 31,000 shares held in Individual Retirement Accounts for the benefit of Mr. Schembri, 8,000 shares owned by Midwest Valve Services, of which Mr. Schembri has sole dispositive and voting control, and 500,000 shares owned in joint tenancy with Mr. Schembri's son.

  (5) In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 200 shares, or approximately .2%, of the outstanding common stock of FKSI, which owns 55.84% of the outstanding common stock of Stevia and 18.95% of the common stock of the Company.

  (6) In addition to the common stock of the Company owned by Laurence C. Mead, he also owns 2,900 shares, or approximately 2.9%, of the out-standing common stock of FKSI, which owns 55.84% of the outstanding common stock of Stevia and 18.95% of the common stock of the Company.

  Changes in Control

  The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company nor has a change in the control of the Company occurred during the last fiscal year.

  Item 13.  Certain Relationships and Related Party Transactions.
            ____________________________________________________

  During the fiscal year ending April 30, 1996, the Company shared common areas and office space with an affiliate, Stevia Company, Inc. ("Stevia"). It is believed by management that by sharing common areas and office space with Stevia, expenses will be reduced and kept at minimum levels. It is anticipated by the Company that they will continue to share common areas and office space with Stevia in the future. The Company and Stevia reimburse each other for such common area expenses as appropriate. As of April 30, 1996, Stevia owed $258,360 to the Company in connection with the shared common area expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Effective January 31, 1990, the Company entered into an agreement with Fred
  K. Suzuki, President, pursuant to which the Company granted an option to convert all or a portion of Mr. Suzuki's accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $0.05 per share. At April 30, 1996, the total deferred compensation payable to Mr. Suzuki was $61,690, thereby entitling Mr. Suzuki to convert such deferred compensation into 1,233,800 shares of the Company's common stock. The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of conversion. The option is exercisable until Mr. Suzuki's is no longer owed accrued salary. The accrued but unpaid salary arose as a result of Mr. Suzuki's agreement to defer salary when the Company was not financially able to pay salaries on a regular basis. The option contains non-dilutive provisions in the event of corporate capital reorganizations.

  On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the Company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1996, no portion of this Option has been exercised.

  Lauane C. Addis, Secretary and Director, as a member of the law firm of Katz, Karacic, Helmin & Addis, P.C., has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members of Katz, Karacic, Helmin & Addis, P.C., perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members of Katz, Karacic, Helmin & Addis, P.C., in the future. During Fiscal 1996, the Company paid $9,801 in legal fees to Katz, Karacic, Helmin & Addis, P.C., some of which inured to the benefit of Mr. Addis in the form of salary and bonuses. Mr. Addis is an officer, director and major shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

  During the fiscal year ending April 30, 1994, Fred K. Suzuki, President, made various loans to the Company for working capital purposes. At April 30, 1995, the following loans by Mr. Suzuki were outstanding: a) $12,100 unsecured note bearing interest at 11.5% and is due on demand, and the balance of this note at April 30, 1995 was $8,700; and b) $7,587.75 unsecured note which bears interest of 10% and is due on demand, and the balance of this note at April 30, 1995 was $7,587.75. Both of these loans were repaid during Fiscal 1996. See "Financial Statements and Supplementa-ry Data" for additional information regarding such loans. There has been no independent assessment of the fair market value of the interest charged by Mr. Suzuki.

  Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

                                    PART IV

  Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

  The following financial statements, schedules and exhibits are filed as a part of this report:

  (a) (1) Financial statements.

          Balance sheet for the fiscal years ending April 30, 1995 and 1996.

          Statements of operations for the fiscal years ending April 30, 1994, 1995 and 1996.

          Statements of Shareholders' Equity (Deficit) for the fiscal years ended April 30, 1994, 1995 and 1996.

         Statements of Cash Flows of the Company for fiscal years ending April 30, 1994, 1995 and 1996.

         Notes to financial statements.

  (a) (2) List of Financial Statement Schedules:

          The following financial schedules for the fiscal years ending April 30, 1996, 1995 and 1994 are submitted herewith:

          Schedule I - Marketable Securities - Other Investments - P. S-1.

          Schedule V - Property, Plant and Equipment - P. S-2.

          Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment - P. S-3.

          Schedule VIII - Valuation and Qualifying Accounts - P. S-4.

          Schedule X - Supplementary Income Statement
                       Information - P. S-5.

  Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10-K except for those otherwise shown on the financial statements or notes thereto contained in this report.

  (b) Reports on Form 8K. No current reports on Form 8K were filed during the last quarter covered by this report.

  (c) The Following Exhibits are Filed as a Part of this Report:

      3.  a. Articles of Incorporation and By-Laws (1)

      4. Instruments Defining the Rights of Security Holders, Including Indentures - none.

      9.  Voting Trust Agreements - none.

      10.  Material Contracts

  (a)  Deferred Compensation Option Agreement, dated January  31,
  1990, between the Company and Fred K. Suzuki (2)

  (b) Stock Option Agreement, dated August 1, 1993, between the Company and Fred K. Suzuki (3)

  (c) Promissory Note dated March 2, 1993, in the amount of $12,100 payable to Fred K. Suzuki.(3)

  (d) Promissory Note dated July 1, 1993, in the amount of $7,587.75 payable to Fred K. Suzuki. (3)

  11.  Statement Regarding Computation of Earnings Per Share - none.

  12.  Statements Regarding Computation of Ratios - none.

  13.  Annual Report to Security Holders - none.

  16.  Letter Regarding Change in Certifying Accountants - none.

  18.  Letter Regarding Change in Accounting Principles - none.

  19.  Previously Unfiled Documents - none.

  22.  Subsidiaries of Registrant - none.

  23. Published Report Regarding Matters Submitted to Vote of Security Holders - none.

  24.  Consent of Experts and Counsel - none.

  25.  Power of Attorney - none.

  27.  Financial Data Schedule - P. E-1.

  28.  Additional Exhibits - none.

  29. Information From Reports Furnished to State Insurance Regulatory Agencies. N/A
  _______________
  [FN]
  (1) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-83015C, under the Securities Act of 1933, as amended, and Incorpo-rated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.

  (2) Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1990 filed with the Securities and Exchange Commission.

  (3) Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1994 filed with the Securities and Exchange Commission.

                                   SIGNATURES
                                   __________


  Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

  REGISTRANT:  BIOSYNERGY, INC.



  ________________________________     _________________
  Fred K. Suzuki, Chairman of the      Date
  Board of Directors and President

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities on the dates indicated.



  ________________________________     _________________
  Fred K. Suzuki, Chairman of the      Date
  Board of Directors, President,
  Treasurer and Chief Accounting
  Officer

  ________________________________     _________________
  Lauane C. Addis, Corporate           Date
  Counsel, Secretary and Director

                                BIOSYNERGY, INC.





                               FINANCIAL STATEMENTS





                FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994





























  Board of Directors and Shareholders
  Biosynergy, Inc.
  Elk Grove Village, Illinois


       The accompanying balance sheet of BIOSYNERGY, INC. at April 30, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for the fiscal years ending April 30, 1996, 1995 and 1994 were not audited due to the Company's lack of available cash to pay for such audit; however, the financial statements for the fiscal years ending April 30, 1995, 1994 and 1993 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.

       The financial statements for the fiscal year ending April 30, 1991 were examined by the Company's accountants, KPMG Peat Marwick and BDO Seidman, respectively, and they expressed qualified opinions on them in their report dated June 7, 1991. These opinions were qualified as to the Company's ability to continue as a going concern. The Company's accoun-tants have not performed any auditing procedures since June 7, 1991.





                              BIOSYNERGY, INC.





     August 2, 1996

                                 BIOSYNERGY, INC.
                                   BALANCE SHEET
                                                          April 30,
                                                   ________________________
                                                     1996            1995
                                                   _________      _________
                                                   Unaudited      Unaudited
                                                   _________      _________


                                      ASSETS
                                      ______
     CURRENT ASSETS
       Cash                                           9,733           4,520
         Accounts Receivable, Trade, Net of
         Allowance for Doubtful Accounts of
         $500 in 1996 and 1995                       56,750          58,152
       Inventories                                   47,894          44,947
       Prepaid Expenses                               2,795           4,133
                                                    _________       _________
         Total Current Assets                       117,172         111,752
                                                    _________       _________
       Due From Affiliates (Note 3)                 271,020         250,006

       Equipment and Leasehold Improvements:
         Equipment                                  154,036         154,036
         Leasehold Improvements                      12,216          12,216
                                                    _________       _________
                                                    166,252         166,252

         Less:  Accumulated Depreciation and
                Amortization                        162,063         159,919
                                                    _________       _________
                                                      4,189           6,333
                                                    _________       _________

     OTHER ASSETS
       Patents, Net of Accumulated Amortization      29,805          34,725
       Deposits                                       6,145           6,504
       Investment in Affiliated Company (Note 3)        -               -
                                                    _________      __________
                                                     35,950          41,229
                                                    _________      __________
                                                    428,331         409,320
                                                    =========      ==========

     The accompanying notes are an integral part of the financial statements.


                                                            April 30,
                                                     ________________________
                                                      1996            1995
                                                    _________      _________
                                                    Unaudited      Unaudited
                                                    _________      _________

                         LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
       Accounts Payable                               46,422          66,863
       Notes Payable - Officer (Notes 3 and 5)           -            16,288
       Accrued Executive Compensation                 99,435          97,768
       Other Accrued Compensation                      1,102           5,567
       Accrued Payroll Taxes (Includes penalties
         and interest of $8,444 at April 30, 1995
         and $0 at April 30, 1996)                       -            26,758
       Deferred Rent                                     317           2,774
       Other Accrued Expenses                          1,583           6,027
                                                    _________        _______
         Total Current Liabilities                   148,859         222,045

     COMMITMENTS AND CONTINGENCIES (Note 9)             -                -

     SHAREHOLDERS' EQUITY (DEFICIT) (Notes 3,
       6 and 7)
       Common Stock, No Par Value, 20,000,000
        Shares Authorized as of April 30, 1995
          and 1996;
        13,806,511 Issued and Outstanding
        as of April 30, 1995 and 1996                 632,663        632,663
       Additional Paid in Capital                         100            100
       Accumulated Deficit since July 31, 1985
         in connection with Quasi-Reorganization     (353,291)      (445,488)
                                                    __________     __________
                                                      279,472        187,275
                                                      428,331        409,320
                                                    __________     __________
                                                    ----------     ----------

     The accompanying notes are an integral part of the financial statements.

                                 BIOSYNERGY, INC.

                             STATEMENT OF OPERATIONS

                                            YEAR ENDED APRIL 30,
                                     ______________________________________
                                       1996          1995           1994
                                     _____________  _____________ _________
                                     Unaudited      Unaudited     Unaudited
                                     _____________  _____________ _________
  REVENUES
   Net Sales                            454,784      443,337        403,963
   Interest Income                        1,453           41             47
   Computer Rentals and Services            600          600            600
   Other Income                           3,624        6,222          3,798
                                     _____________ ____________  __________
                                        460,461      450,200        408,408
                                     _____________ ____________  __________

  COST AND EXPENSES
   Cost of sales and other
    operating charges                   162,864      177,262        164,415
   Research and Development              27,995       27,179         23,850
   Marketing                             45,685       35,854         21,844
   General and Administrative           143,293      156,244        167,344
   Interest Expense                       2,206        5,837          6,442
                                     _____________ ___________  ___________
                                        381,044      402,377        383,895
                                     _____________ ___________  ___________

  INCOME (LOSS) BEFORE INCOME
   TAXES AND EXTRAORDINARY ITEMS        79,417       47,824         24,513
  INCOME TAXES                          26,438       11,218          5,046
                                     _____________ ___________  ___________
  INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                   52,979       36,606         19,467
                                     _____________ ___________  ___________

  EXTRAORDINARY ITEMS
   Reduction of Income Taxes arising from
   Utilization of prior years'- Net
   Operating Losses (Note 10)          26,438       11,218         5,046
   Write Off Accounts Payable          12,770          -             -
                                     _____________ ___________  ___________
                                       39,718       11,218         5,046
                                     _____________ ___________  ___________
  NET INCOME (LOSS)                    92,197       47,824        24,513
                                     _____________ ___________  ___________
                                     ------------- -----------  -----------
  INCOME (LOSS) PER COMMON SHARE
   (Note 8):
   Before Extraordinary Items           .0038       .0027         .0014
                                     _____________ __________  ____________
   Extraordinary Items                  .0028       .0008         .0004
                                     _____________ ___________  ___________
  NET INCOME (LOSS)                     .0066      .0035          .0018
                                     _____________ __________  ____________
                                     ------------- ----------  ------------
  WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                 13,806,511   13,806,511    13,806,511
                                     _____________ ___________  ___________
                                     ------------- -----------  -----------

   The accompanying notes are an integral part of the financial statements.


                                 BIOSYNERGY, INC.

                      STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                       Common Stock       Additional
                    ____________________  Paid-In
                    Shares        Amount  Capital      Deficit     Total
                    __________   ________ ___________  _________   _____
  BALANCE,
   May 1, 1993      13,806,511   632,663       100     ( 517,825)  114,938
                    __________   ________ __________    __________  _______
    (Unaudited)     ----------   -------- ----------    ----------  -------

  NET INCOME             -         -          -           24,513    24,513
                    __________   ________ __________    __________  _______

  BALANCE,
   April 30, 1994   13,806,511   632,663       100     ( 493,312)  139,451
  (Unaudited)       __________   ________ __________    __________  _______
                    ----------   -------- ----------    ----------  -------
  NET INCOME            -           -          -          47,824    47,824
                    __________   ________ __________    __________  _______
  BALANCE,
   April 30, 1995
   (Unaudited)      13,806,511   632,663       100     ( 445,488)  187,275
                    __________   ________ ___________   __________  _______
                    ----------   -------- -----------   ----------  -------
  NET INCOME            -           -          -          92,197    92,197
                    __________   ________ ___________   __________  _______

  BALANCE,
   April 30, 1996   13,806,511   626,663        100     ( 353,291)  279,472
    (Unaudited)     __________   ________ ___________   __________  _______
                    ----------   -------- -----------   ----------  -------


   The accompanying notes are an integral part  of the financial statements.



                                BIOSYNERGY, INC.

                            STATEMENTS OF CASH FLOW

                                                    YEAR ENDED APRIL 30,
                                              _____________________________
                                                  1996     1995     1994
                                              _________ _________ _________
                                              Unaudited Unaudited Unaudited
                                              _________ _________ _________
  OPERATING ACTIVITIES:
   Net Income (Loss)
   Adjustments to Reconcile Net Cash Provided    92,197    47,824    24,513
     By (Used In) Operating Activities:
     Depreciation and Amortization                7,063     9,330    10,764

   Changes in Assets and Liabilities:
     Accounts Receivable, Net                     1,402   (17,403)  ( 7,306)

     Inventories and Prepaid Expenses           ( 1,609)   12,115     2,733
     Accounts Payable and Accrued Expenses      (56,898)  (22,112)   32,655
                                               _________ _________ _________
     Net Cash Provided By (Used In) Operating
         Activities                              42,155    29,754    56,903

  INVESTING ACTIVITIES:
    Advances to Affiliated Companies (Note 3)   (21,014)  (18,245)  (46,223)
    Purchase of Equipment                           -     ( 1,049)      -
      Deposits                                      360       -         -
                                                ________ _________ _________
    Net Cash Provided By (Used In) Investing
      Activities                                (20,654)  (19,294)  (46,223)

  FINANCING ACTIVITIES:
    Net Proceeds from Borrowing (Repayments)    (16,288)  (12,114)  (15,292)
                                                _________ _________ ________

    Net Cash Provided By (Used In) Financing
     Activities                                 (16,228)  (12,114) (15,292)

    Increase (Decrease) in Cash and Cash
     Equivalents                                 5,213    ( 1,654) ( 4,612)
                                               _________ _________ ________
    Cash and Cash Equivalents at Beginning
      of Year                                    4,520      6,174   10,786

    Cash and Cash Equivalents at End of Year     9,733      4,520    6,174
                                               _________ __________ ______
  SUPPLEMENTAL DISCLOSURE:

    Cash Paid for Interest                       5,231      1,547    3,449
                                               _________ __________ _______
                                               --------- ---------- -------

  The accompanying notes are an integral part of the financial statements.

                                  BIOSYNERGY, INC.

                           NOTES TO FINANCIAL STATEMENTS




  1.  Summary of Significant Accounting Policies:

  Inventories - Inventories are valued at the lower of cost using the FIFO (first-in, first-out) method or market (using net realizable value).

  Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capital-ized and amortized over the term of the lease.

  Research and Development, and Patents - Research and development expendi-tures are charged to operations as incurred. The cost of obtaining patents, primarily legal fees, are capitalized and amortized over the life of the respective patent on the straight-line method.

  2.  Company Organization and Description:

  Biosynergy, Inc. (Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermo-graphic products that utilize cholesteric liquid crystals.

  3.  Related Party Transactions:

  The Company and its affiliates are related through common stock ownership as follows as of April 30, 1996:


                                 BIOSYNERGY, INC.

                           NOTES TO FINANCIAL STATEMENTS


                                    S T O C K   O F   A F F I L I A T E S
                                 ___________________________________________
                                                         F.K. Suzuki
                                 Stevia    Biosynergy  International  Medlab
  Stock Owner                    Company       Inc.         Inc.        Inc.
  _____________________          _________ __________  _____________  ______
  Stevia Company, Inc.              -        13.8%           -           -
  Biosynergy, Inc.                 .4%         -             -           -
  F.K. Suzuki
    International, Inc.           55.8%       18.8%           -        100.0%
  Fred K. Suzuki, Officer           -          -           35.6%         -
  Lauane C. Addis,
    Officer                        .1%         .1%         32.7%         -
  James F. Schembri,                -        12.9%           -           -
    Director
  Mary K. Friske, Officer           -          .1%           .2%         -
  Laurence C. Mead, Officer        .1%         .1%          2.9%         -


  Upon the completion of the Company's public offering on July 7, 1983, the Company issued 2,000,000 shares of its no par value common stock, repre-senting 19% of the outstanding common stock of the Company, in exchange for 1,058,181 shares of the common stock of Stevia Company, Inc., which was approximately 4.4% of the then outstanding common stock of Stevia Company, Inc. The common stock of Stevia Company, Inc. had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value.

  Biosynergy owned 130,403 shares of Stevia Company, Inc. Common Stock at April 30, 1996, representing a .4% interest in Stevia. Although the Common Stock of Stevia Company, Inc. is traded in the over-the-counter market, there is no established public trading market for such Common Stock due to limited and sporadic trades. As of April 30, 1996, the bid price of the common stock of Stevia Company, Inc. was approximately $.001 per share.

  Common offices are  shared with Stevia Company, Inc.   Intercompany charges
  for shared expenses are made by whichever company incurs such changes. Such intercompany charges, together with funds advanced by Stevia in prior years, have resulted in the following balances at April 30:

                              April 30, 1996 - $258,360
                              April 30, 1995 - $237,597

  At April 30, 1996, the financial condition of Stevia Company, Inc. was such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

                                   BIOSYNERGY, INC.

                             NOTES TO FINANCIAL STATEMENTS


  The following balances were due from F.K. Suzuki International, Inc. at April 30:

                              April 30, 1996 - $12,660
                              April 30, 1995 - $12,409

  The balances result for an allocation of common expenses offset by advances received from time to time. At April 30, 1996, the financial condition of F.K. Suzuki International, Inc. was such that it unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

  During the fiscal year ending April 30, 1994, Fred K. Suzuki, President of the Company, made several loans to the Company. These loans were repaid during Fiscal 1996. See Note 5 for a description of such loans.

  See also Note 6.

  4.  Inventories:

  Components of inventories are as follows:

                                        April 30, 1996    April 30, 1995
                                        ______________    ______________
             Raw Materials                  $30,015            $29,395
             Work-in process                 16,161             12,136
             Finished Goods                   1,718              3,416
                                         _____________     ______________
                                         -------------     --------------
                                            $47,894            $44,947
                                         _____________     ______________
                                         -------------     --------------

 5.  Notes Payable:

  Notes payable consists of the following:

  . $12,100 unsecured note payable to Fred K. Suzuki, President of the Company. The note bears interest at 11.5%, and is due on demand. The
       balance of  this note  at April 30,  1995 was $8,700.   This  note was
       repaid on December 8, 1995.

  . $7,587.75 unsecured note payable to Mr. Suzuki. This note bears interest at 10%, and is due on demand. This note represents an advance to the Company for expenses incurred, including legal fees, for the settlement of a lawsuit. The expenses of this lawsuit were equally divided between the Company, Mr. Suzuki, Stevia Company, Inc. and F.K. Suzuki International, Inc., affiliates of the Company. The balance of this note at April 30,1995 was $7,587.75. This note was repaid on March 15, 1996.

                                  BIOSYNERGY, INC.

                           NOTES TO FINANCIAL STATEMENTS


  6.  Common Stock:

  The Company's stock is traded in the Over-The-Counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

  As of April 30, 1996, under an employee stock incentive plan, stock options and stock appreciation rights which are exercisable for 131,500 shares of stock were granted to five advisors, directors, officers, consultants, and/or employees of the Company. The exercise price is $.05 per share for these shares. The Company has reserved 350,000 shares of its common stock for this plan. The period for granting options under this plan expired May 19, 1989.

  Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share. The option is conditioned upon the Company having suffi-cient liquid assets to pay all employee taxes due at the time of the conversion. The option may be exercised until the optionee is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of the individual agreeing to defer salaries when the Company was not financially able to pay salaries on a regular basis. The options contain non-dilutive provisions in the event of corporate capital reorgani-zations. At April 30, 1996, an aggregate of 1,233,800 shares of the Company's common stock was subject to Mr. Suzuki's option.

  On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the Company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1996, no portion of this Option has been exercised.

  7.  Quasi-Reorganization:

  On July 31, 1985, the Company effected a Quasi-Reorganization which resulted in the elimination of $1,976,417 of accumulated deficit at the date of reorganization and a decrease of $1,976,417 in the amount of common stock outstanding.

                                    BIOSYNERGY, INC.
                             NOTES TO FINANCIAL STATEMENTS

  8.  Income or (Loss) Per Shares:

  Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits. The weighted average number of common shares outstanding were 13,806,511 at April 30, 1996, 1995 and 1994. The affect of conversion of stock options has not been presented as conversion would be anti-dilutive.

  9.  Lease Commitments:

  In 1996 the Company entered a new lease agreement for its current facili-ties which expires January 31, 2001. The base rent under the lease, of which 15% is allocated to Stevia Company, Inc., escalates over the life of the lease. Total rent payments for each fiscal year are as follows:

                  Year ending April 30           Total Base Rent
                  ____________________           _______________
                         1996                        11,000
                         1997                        66,733
                         1998                        68,200
                         1999                        68,567
                         2000                        69,300
                         2001                        51,975

  Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $46,784, $49,490 and $50,140 for the fiscal years ending on April 30, 1996, 1995 and 1994, respectively. The lease can be extended for an additional five year term.

  10.  Income Taxes:

  At April 30, 1996, net operating loss carryforwards were available and expire, if not used, as follows:

                    Year Ending              Net Operating
                     April 30,                   Losses
                   ____________             ______________
                        1998                    $281,470
                        1999                     677,671
                        2000                     455,166
                        2001                     449,142
                        2002                     132,470
                        2003                      85,822
                        2004                      41,176
                        2006                         160
                        2007                      28,253
                 ____________              _____________
                                              $2,151,330
                                           _____________
                                           -------------

                                 BIOSYNERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" for fiscal year ending April 30, 1995 and 1994 as required by SFAS No. 109. The effect, if any, of adopting Statement No. 109 on pretax income from continuing operations is not material. The Company has elected not to retroactively adopt the provi-sions allowed in SFAS No. 109, however all provisions of the document have been applied since the beginning of fiscal year 1994.

  11.  Major Customers:

  Shipments to one customer amounted to approximately 29.70% of sales in Fiscal 1996. At April 30, 1995 there was an outstanding accounts receiv-able from this customer of approximately $19,442.

  12.  Management's Plans:

  In view of the fact the Company has incurred substantial losses in prior years, management of the Company recognizes the Company's ability to continue as a going concern is subject to continuing sales performance and the ability of the Company to raise money, when needed. To this extent, management has endeavored to introduce the Company's products to new markets and expand its marketing efforts in the traditional medical market. Finally, management intends to continue pursuing financing opportunities, including selling its common stock to private investors, if necessary.


                                BIOSYNERGY, INC.

                                   SCHEDULE I

                    Marketable Securities - Other Investments
                                                            Amount at
                                                            which each
                                                            Portfolio
                                                            of Equity
                          Number of                         Security
                          Shares or                         Issues and
                          Units -               Market      Each Other
            Name of       Principal             Value of    Security
            Issuer and    Amount of             Each Issue  Issue Carried
            Title of      Bonds and  Cost of    at Balance  in the
            each Issue    Notes      Each Issue Sheet Date  Balance Sheet (1)
            ____________  __________ __________ __________  _________________

            Stevia Co.,     130,403      ---         130           ---
  April 30, Inc., Common
   1995     Stock
  _________

            Stevia Co.,     130,403      ---         130           ---
  April 30, Inc., Common
   1996     Stock
  _________

  _______________

     (1) Balance Sheet caption - Investment in Affiliated Company.




                                BIOSYNERGY, INC.

                                   SCHEDULE V

                           Property, Plant and Equipment

                          Additions                Other
                          to Cost    Retirements  Charges
              Balance at  _________  ___________  _______      Balance
Classifi-     Beginning                                         at end
cation        of Year     Amount     Amount        Amount      of Year
___________   __________  ______     ______        ______      _______
 Year
 Ending
 April 30,
 1996/1995
__________

 Equipment      154,036     ---         ---           ---       154,036
 Leasehold
 Improve-
   ments         12,216     ---         ---           ---        12,216
               ___________
  TOTAL         165,252     ---         ---           ---       166,252
               ___________                                      _______
               ----------- -------     -------      -------     -------


                                BIOSYNERGY, INC.

                                  SCHEDULE VI

                      Accumulated Depreciation, Depletion and
                   Amortization of Property, Plant and Equipment

                          Additions
              Balance at  Charged to                                 Balance
              Beginning   Costs and                 Other Changes    at End
Description   of Year     Expenses    Retirements Description Amount of Year
___________   __________  __________  ___________ ___________ ______  _______
Year Ending
 April 30,
 1995
___________
Equipment     148,230      1,348         ---                  ---     149,578
 Leasehold
 Improve-
  ments         7,835      2,506         ---                  ---      10,341
             ________    ________                                     _______
 TOTAL        156,065      4,910         ---                  ---     159,919
             ________    ________                                     _______
             --------    --------   ------------            ------    -------

Year Ending
 April 30,
 1996
___________

Equipment      149,578        269          ---                  ---  149,847
Leasehold
 Improve-
  ments         10,341      1,875          ---                  ---   12,216
              ________    ________                                   _______
TOTAL          159,919      2,144          ---                  ---  162,063
              ________    ________                                    _______
              --------    --------   ------------             ------  -------


                                 BIOSYNERGY, INC.

                                  SCHEDULE VIII

                          Valuation and Qualifying Accounts

                                     Additions             Deductions
                               _____________________  _________________
                      Balance
Year                  at Begin- Charged to                            Balance
Ending                ning of   Costs and            Descrip-          at End
April 30, Description Year      Expenses     Other    tion     Amount  Year
_________ ___________ _________ ___________ ________ _________ _______ _______
                                                     Uncollect-
1994      Allowance                                  ible Accts.
          For Un-                                    written
          collectible                                off
          Accounts      500          386       ---                386     500

1995      Allowance
          For Un-
          collectible
          Accounts      500          ---       ---       ---      ---     500

1996      Allowance
          For Un-
          collectible
          Accounts      500          ---       ---       ---      ---     500



                                  BIOSYNERGY, INC.

                                     SCHEDULE X

                     Supplementary Income Statement Information

                                                            Charged to Costs
                   Item                                     and Expenses
                   ____                                     ________________

Year Ending
April 30, 1994     1.  Maintenance and Repairs                    4,704
______________

                   2.  Depreciation and Amortization

                       Depreciation of Equipment                  2,317
                       Amortization of Patent Expense             5,942
                       Amortization of Leasehold Improvements     2,506

                   5.  Advertising Costs                          2,576

Year Ending
April 30, 1995     1.  Maintenance and Repairs                   $4,012
______________

                   2.  Depreciation and Amortization
                       Depreciation of Equipment                  1,348
                       Amortization of Patent Expense             5,476
                       Amortization of Leasehold Improvements     2,506

                   5.  Advertising Costs                          2,490

Year Ending
April 30, 1996     1.  Maintenance and Repairs                   $4,371
______________

                   2.  Depreciation and Amortization
                       Depreciation of Equipment                    269
                       Amortization of Patent Expense             4,919
                       Amortization of Leasehold Improvements     1,875

                   5.  Advertising Costs                          3,568

                                   S-5

 ____________________________________________________________________________
 ____________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10K

                  Annual Report Pursuant to Section 13 or 15(d)

                                      of

                     THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the period ending April 30, 1996
                         Commission File Number - 0-12459

                                  BIOSYNERGY, INC.
                ________________________________________________
                 (Exact name of registrant as specified in charter)

                                1940 East Devon Avenue
                             Elk Grove Village, IL 60007
                                   (847) 593-0226

                   (Address and telephone number of registrant's
                   principal executive office on a principal place
                   of business)
                 ________________________________________________

                                   EXHIBITS

 ___________________________________________________________________________
 ___________________________________________________________________________

                                 EXHIBIT INDEX
                                 _____________

                                                                Page Number
                                                                Pursuant to
                                                                Sequential
Exhibit                                                         Numbering
Number          Exhibit                                         System
________        __________                                      ____________

27               Financial Data Schedule                          E-1