Form 10-Q
period 1996-07-31
BIOSYNERGY INC
filed 1996-09-17
CIK 715812

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10Q

                    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended July 31, 1996
                                                    _____________

                                          OR

          [ ]  TRANSITION  REPORT PURSUANT TO  SECTION 13 OR  15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _______________

                            Commission File Number 0-12459
                                                   _______


                                      Biosynergy, Inc.
         ________________________________________________________________
               (Exact name of registrant as specified in its charter)


                     Illinois                         36-2880990
        _______________________________________ _________________________
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

             1940 East Devon Avenue, Elk Grove Village, Illinois    60007
          _________________________________________________________________
          (Address of principal  executive offices)             (Zip Code)

          Registrant's telephone number, including area code (847) 956-0471

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X      No
              _________     _________

               Number of shares outstanding of common stock as of the close of the period covered by this report: 13,806,511
                                                 __________



          Page 1 of the 17 pages contained in the sequential numbering system.

                        PART 1 - FINANCIAL INFORMATION


          Item 1.  FINANCIAL STATEMENTS
                   ____________________




          Board of Directors and Shareholders
          Biosynergy, Inc.
          Elk Grove Village, Illinois

               The accompanying  Balance Sheet  of BIOSYNERGY,  INC. as  at
          July 31, 1996 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three month periods ended July 31, 1996 and 1995 were not audited; however, the financial statements for the three month periods ending July 31, 1996 and 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

               The financial statements for the fiscal year ended April 30, 1996, were not audited due to the Company's lack of available cash to pay for such audit; however, the financial statements for the fiscal year ending April 30, 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.








                                             BIOSYNERGY, INC.








          September 11, 1996


                                BIOSYNERGY, INC.
                                 BALANCE SHEET
                                                 July 31, 1996  April 30,1996
                                                 _____________  _____________
                                                    Unaudited      Unaudited
                                                    _________      _________

                                        ASSETS

     CURRENT ASSETS
       Cash                                             19,284         9,733
       Accounts Receivable, Trade, Net of
        Allowance for Uncollectible Accounts
         of $433 at July 31, 1996 and $500 at
         April 30, 1996                                 69,432        56,750
       Inventories (Notes 1 and 4)                      51,287        47,894
       Prepaid Expenses                                  1,980         2,795
                                                     _________    __________
               Total Current Assets                    141,983       117,172
                                                     _________    __________
     DUE FROM AFFILIATE (Note 3)                       275,727       271,020
                                                     _________    ___________

     PROPERTY AND EQUIPMENT
        Equipment                                      154,121       154,036
        Leasehold Improvements                          12,216        12,216
                                                      ________    __________
                                                       166,337       166,252
      Less: Accumulated Depreciation and
              Amortization                           ( 162,124)    ( 162,063)
                                                    __________    ___________
                                                         4,213         4,189
                                                    __________    ___________
     OTHER ASSETS
      Patents, Net of Accumulated
       Amortization (Note 1)                            28,633        29,805

      Deposits                                           6,145         6,145
      Investment in Affiliated Company (Note 3)             -              -
                                                     _________     __________
                                                        34,778        35,950
                                                     _________     __________
                                                       456,701       428,331
                                                     _________     __________
                                                     ---------     ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Accounts Payable                                39,986        46,422
       Accrued Executive Compensation                  92,331        99,435
       Other Accrued Compensation                       5,119         1,102
       Accrued Payroll Taxes                            1,798            -
       Deferred Rent                                      792           317
       Other Accrued Expenses                           1,727         1,583
                                                  ___________    __________
          Total Current Liabilities                   141,753       148,859
                                                  ___________    __________
     COMMITMENTS AND CONTINGENCIES (Note 7)               -              -
                                                  ___________    __________

     SHAREHOLDERS' EQUITY (Note 5)
      Common Stock, No Par Value; 20,000,000 Shares
          Authorized, Issued:  13,806,511 Shares
          at July 31, 1996 and at April 30, 1996      632,663        632,663
      Additional paid-in capital                          100            100
      Accumulated Deficit                            (317,815)      (353,291)
                                                  ___________     __________
                                                      314,948        279,472
                                                  ___________     __________
                                                      456,701        428,331
                                                  ___________     __________
                                                  -----------     ----------

    The accompanying notes are an integral part of the financial statements.

                                   BIOSYNERGY, INC.

                               STATEMENT OF OPERATIONS

                                      Unaudited
                                               Three Months Ended July 31,
                                              ______________  ______________
                                                    1996          1995
                                              ______________  ______________
   REVENUES

     Sales                                          132,598         115,873
     Computer Rentals and Services                      150             150
     Interest Income                                      -              54
     Other Income                                     3,986             860
                                               _____________  ______________
                                                    136,734         116,937
                                               _____________  ______________

   COST AND EXPENSES

     Cost of Sales and Other
      Operating Charges                              45,302          38,275
     Research and Development                         7,097           7,450
     Marketing                                       14,596          10,982
     General and Administrative                      34,108          35,347
     Interest Expense                                   155             681
                                                 ____________  _____________
                                                   101,258           92,735
                                                _____________  _____________


   NET PROFIT (LOSS)                                 35,476          24,202
                                                ____________  ______________
                                                ------------  --------------

   NET PROFIT (LOSS) PER COMMON SHARE (Note 6)          .003            .002
                                                _____________  _____________
                                                ------------  --------------

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING (Note 6)                   13,806,511     13,806,511
                                                 ____________  ______________
                                                 ------------  --------------



     The accompanying notes are an integral part of the financial statements.

                                   BIOSYNERGY, INC.

                          STATEMENT OF SHAREHOLDERS' EQUITY

                           THREE MONTHS ENDED JULY 31, 1996

                                      Unaudited

                                          Additional
                       Common Stock       Paid-in
                  Shares        Amount    Capital      Deficit     Total
                  _______    __________   ___________  __________  ________
 Balance, May 1,
   1996          13,806,511    632,663        100      (353,291)    279,472

 Net Profit (Loss)     -            -          -          35,476     35,476

 Sale of Common Stock  -            -          -             -          -
                  __________   __________  __________  __________  ________

 Balance, July 31,
  1996            13,806,511     632,663      100       (317,815)   314,948
                  __________   __________  __________  __________   _______

     The accompanying notes are an integral part of the financial statements.

                                   BIOSYNERGY, INC.

                               STATEMENTS OF CASH FLOWS

                                      Unaudited

                                                 THREE  MONTHS ENDED JULY 31,
                                                      1996           1995
                                                   ____________   __________

  OPERATING ACTIVITIES:
    Net Income (Loss)
    Adjustments to Reconcile Net Cash Used for          35,476        24,202
     Operating Activities:
      Depreciation and Amortization                      1,233         3,003
       Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable     ( 12,682)     (  2,717)
       (Increase) Decrease in Inventories             (  3,393)     (  5,936)
       (Increase) Decrease in Prepaid Expenses             815      (    236)
       Increase (Decrease) in Accounts Payable
         and Accrued Expenses                         (  7,106)     (  5,516)
                                                    _____________   _________
   Net Cash Provided (Used) by Operating
     Activities                                         14,343        12,800
                                                    _____________    ________

     INVESTING ACTIVITIES:
       (Increase) Decrease in Due From Affiliate      (  4,707)      ( 4,556)
       (Increase) Decrease in Equipment               (     85)           -
                                                    ______________   ________
       Net Cash Provided (Used) by Investing
         Activities                                   (  4,792)      ( 4,556)
                                                    ______________   ________

     FINANCING ACTIVITIES:
     Proceeds from Borrowing (Repayments)                   -        ( 1,350)
                                                    ______________   ________
      Net Cash Provided (Used) by Financing
         Activities                                         -        ( 1,350)
                                                    ______________   ________

      Increase (Decrease) in Cash and Cash
         Equivalents                                     9,551         6,894
                                                    _____________   _________
      Cash and Cash Equivalents at Beginning
         of Period                                       9,733         4,520
                                                    _____________   _________
      Cash and Cash Equivalents at End of Period        19,284        11,414
                                                    _____________   _________
                                                    -------------   ---------

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

          3.   Related Party Transactions:

               The Company and its affiliates are related through common stock ownership as follows as of July 31, 1996:

                            S T O C K   O F   A F F I L I A T E S
                            _____________________________________
                                                     F.K. Suzuki
                           Stevia      Biosynergy   International     Medlab
 Stock Owner               Company         Inc.           Inc.          Inc.
 ___________               _________    __________   ______________   ______
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
  Director

               Upon the completion of the Company's public offering on July 7, 1983, the Company issued 2,000,000 shares of its no par value common stock in exchange for 1,058,181 shares of commonstock of Stevia Company, Inc. The common stockof Stevia

                                   BIOSYNERGY, INC.

                            NOTES TO FINANCIAL STATEMENTS


               Company, Inc. had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value. The Company owned 130,403 shares of Stevia Company, Inc. Common Stock at July 31, 1996. Although the Common Stock of Stevia Company, Inc. can be traded in the over-the-counter market, there is no established public trading market for such common stock due to limited and sporadic trades. Stevia Company, Inc. Common Stock had an estimated market price of less than $.01 as of July 31, 1996.

               Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such charges. Such intercompany charges, together with funds advanced in prior years, have resulted in the following balances due from Stevia Company,
               Inc.:

                               July 31, 1996 - $263,067
                              April 30, 1996 - $258,360

               At April 30, 1996 and July 31, 1996, the financial condition of Stevia Company, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

               The following balances were due from F.K. Suzuki International, Inc. at the dates indicated based on the allocation of common expenses offset by advances received from time to time:

                               July 31, 1996 - $12,660
                               April 30, 1996 - $12,660

               At April 30, 1996 and July 31, 1996, the financial condition of F.K. Suzuki International, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

               See also Note 5.

          4.  Inventories:

               Components of inventories are as follows:

                                  BIOSYNERGY, INC.

                            NOTES TO FINANCIAL STATEMENTS


                                      April 30, 1996       July 31, 1996
                                      ______________       _____________
               Raw Materials            $  30,015           $  32,480
               Work-in process             16,161              16,712
               Finished Goods               1,718               2,095
                                      ______________       _____________
                                           $  47,894           $  51,287
                                      ______________       _____________
                                      --------------       -------------

          5.   Common Stock:

               As of July 31, 1996, under an employee stock incentive plan adopted in 1983, stock options and stock appreciation rights for 131,500 shares of stock were granted to four advisors, directors, officers, consultants, and/or employees of the Company. The exercise price is $.05 per share. The Company reserved 350,000 shares of its common stock for this plan. Under the plan, stock options may be granted with respect to shares subject to expired stock options. As permitted in the plan, the directors of the Company extended the termination date of the plan from May 19, 1986 to December 31, 1989. No further action has been taken to extend the term of the plan.

               Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share. The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of the conversion. The option may be exercised until Mr. Suzuki is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of Mr. Suzuki agreeing to defer his salary when the Company was not financially able to pay salaries on a regular basis. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. An aggregate of 1,122,263 shares of the Company's common stock were subject to Mr. Suzuki's option at July 31, 1996.

               On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of July 31, 1996, no portion of this Option has been exercised.

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

          7.   Lease Commitments:

               In 1996, the Company entered into a new lease agreement for its current facilities which expires January 31, 2001. The base rent under the lease, of which 15% is allocated to Stevia Company, Inc., escalates over the life of the lease. Total rent payments for each fiscal year are as follows:

                  Year ending April 30            Total Base Rent
                  ____________________            _______________

                    1996                               $11,000
                    1997                               $66,733
                    1998                               $68,200
                    1999                               $68,567
                    2000                               $69,300
                    2001                               $51,975

               Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. The lease can be extended for an additional five year term.

                                   BIOSYNERGY, INC.

                            NOTES TO FINANCIAL STATEMENTS


          8.   Income Taxes:

               At April 30, 1996, net operating loss carryforwards were available and expire, if not used, as follows:

                                   Year Ending         Net Operating
                                    April 30,             Losses
                                   __________          _____________

                                     1998              $   281,470
                                     1999                  677,671
                                     2000                  455,166
                                     2001                  449,142
                                     2002                  132,470
                                     2003                   85,822
                                     2004                   41,176
                                     2006                      160
                                     2007                   28,253
                                                       ___________
                                                       $ 2,151,330
                                                       -----------

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

          9.   Major Customers:

               Shipments to one customer accounted for approximately 31.24% of sales during the first quarter of Fiscal 1997. The outstanding receivable from this customer was $27,892 at July 31, 1996.

          10.  Management's Plans:

               In view of the fact the Company has incurred substantial losses in prior years, management of the Company recognizes the Company's ability to continue as a going concern is subject to continued sales performance and the ability of the Company to raise money, when needed. Therefore, management intends to continue expanding the Company's marketing efforts.

          ITEM 2. MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SALES/REVENUES
          --------------

          For the three month period ending July 31, 1996 ("1st Quarter"), the net sales increased 14.43%, or $16,725, as compared to net sales for the comparative quarter ending in 1995. This increase in sales is the result of a 16% increase in sales of HemoTempR II along with a slight increase in other product sales as compared to the same quarter in 1995. As of July 31, 1996, the Company had no back orders.

          In addition to the above, during the 1st Quarter the Company realized $150 of income as a result of leasing a portion of its computer time to Stevia Company, Inc., an affiliate, and $3,986 of miscellaneous revenues, primarily related to specialized printing services provided on an "as needed" basis.

          INCOME/LOSS
          -----------

          The  Company realized  a net  profit  of $35,476  during the  1st
          Quarter as compared to a net profit of $24,202 for the comparative quarter of the prior year. The increase in income is a result of improved sales. There can be no assurance however, that the Company's sales will improve or stay at their present level on which the profitability of the Company is dependent.

          As of April 30, 1996, the Company has incurred net operating losses aggregating $2,151,330. As a result of net operating loss carryovers, no income taxes were due for Fiscal 1996 and will unlikely be due for Fiscal 1997. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 8 of the "FINANCIAL STATEMENTS."

          EXPENSES
          --------
                                     GENERAL
                                     --------

          The operating expenses incurred by the Company during the 1st Quarter increased overall by 9.19%, or $8,523, as compared to the 1st Quarter in 1995, primarily due to an increase in the cost of sales and marketing expenses.

                      COST OF SALES AND OTHER OPERATING CHARGES
                      -----------------------------------------

          The cost of sales and other operating charges during the 1st Quarter increased by $7,027 as compared to these expenses during the same quarter ending in 1995. As a percentage of sales, the cost of sales and other operating charges were 34.16% during the 1st Quarter and 33.03% for the comparative quarter ending in 1995, which did not materially affect the results of operations of the Company. The overall increase in cost of sales and operating charges was due primarily to an increase in sales on a unit basis.

                               RESEARCH AND DEVELOPMENT
                               ________________________

          Research and Development costs decreased $353, or 4.74%, as compared to the same quarter in 1995. This decrease was not material to the operations of the Company. The Company intends to direct future research and development to the improvement of its current product line and to those new products, the development of which has already commenced, or those products which are natural expansions of the current product line. The Company may also increase its research and development activities to fulfill research and development contracts for the development of products for customers, which will be offset by research revenues.

                                      MARKETING
                                      _________

          Marketing costs for the 1st Quarter increased by $3,614 or 32.91%, as compared to the quarter ending July 31, 1995. This increase is a result of increased marketing activity such as advertising, and an increase in commissioned sales. As financial resources become available, the Company intends to further expand its marketing budget.

                              GENERAL AND ADMINISTRATIVE
                              __________________________

          General and administrative costs decreased by $1,239, or 3.5%, as compared to the 1st quarter ending in 1995. This decrease was not indicative of any material changes in general and administrative expenses.

          ASSETS/LIABILITIES
          __________________

                                       GENERAL
                                       _______

          Since April 30, 1996, the Company's assets and liabilities have not materially changed.


                                 DUE FROM AFFILIATES
                                 ___________________

          The Company was owed $263,067 by Stevia Company, Inc. ("Stevia"), an affiliate, and $12,660 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 1996. These affiliates owed $258,360 and $12,660 at April 30, 1996, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include certain rent, salaries for common employees, insurance and employee benefits, and legal fees. Beginning May 1, 1994, a greater portion of these common expenses were allocated to the Company to reflect the decreasing activity of Stevia Company, Inc. and the increased activity of the Company. These expenses are reviewed from time to time to determine if reallocation is appropriate. See "Financial Statements." These expenses are incurred in the ordinary course of business. As a result of the increase in amounts due from affiliates, the Company has reduced its own liquid resources. The Company intends to reverse this trend by restricting the advances to and common expenses incurred on behalf of Stevia and FSKI until these affiliates are in a position to reimburse the Company.

          CURRENT ASSETS/CURRENT LIABILITY RATIO
          ______________________________________

          The ratio of current assets to current liabilities, 1 to 1, has improved compared to .79 to 1 at April 30, 1996. In view of the Company's operating expenses, there is a risk that the Company's current asset/current liability ratio may not be adequate for the Company's current or future operating needs unless the Company's sales remain at the present level or improve.

          WORKING CAPITAL/LIQUIDITY
          _________________________

          During the 1st Quarter, the Company experienced an increase in working capital of $31,917. This is due to the increase in profit of the Company during the 1st Quarter and a corresponding decrease in liabilities.

          In view of the fact that the Company has incurred substantial losses in prior years, Management of the Company recognizes the Company's ability to continue as a going concern is subject to maintaining and improving sales, profitable operations, collection of accounts receivable, and the ability of the Company to obtain capital, when needed, of which there is no assurance. In this regard, the Company intends to continue expanding its marketing efforts. The Company does not have a working line of credit, and there can be no assurance, nor is it anticipated, that the Company will be able to obtain a working line of credit on acceptable terms in the near future. Management will seek out financing opportunities, if necessary. Irrespective of the
          Company's past financial condition, the Company has not been refused goods or services from any of its vendors.

          Except for its operating working capital needs, the Company has no material contingencies for which it must provide.

                             PART II - OTHER INFORMATION
                             ___________________________

          Item 6.  Exhibits and Reports on Form 8K.
                   ________________________________

          (a) The following exhibits are filed as a part of this report:

                (2) Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

                (3)   Articles of Incorporation and By-laws (i)

                (4) Instruments defining rights of security holders, including indentures - none.

                (10)  Material Contracts

                    (a)  Deferred  Compensation  Option   Agreement,  dated
                         January 31, 1990, between the Company and Fred K. Suzuki (ii)

                    (b) Stock Option Agreement, dated August 1, 1993, between the Company and Fred K. Suzuki (iii)

               (11) Statement regarding computation of per share earnings-none.

               (15) Letter  dated  September  11, 1996,  regarding  interim financial information. (iv)

               (18) Letter regarding change in accounting principals - none.

               (19) Reports furnished to security holders - none.

               (22) Published report regarding matters submitted to vote of security holders - none.

               (23) Consents of experts and counsel - none.

               (24) Power of Attorney - none.

               (27) Financial Data Schedule - P. E-1

          (b) No Current Reports on Form 8K were filed during the period covered by this Report.
          _____________________
          [FN]
               (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.

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

                                      SIGNATURES
                                      __________


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Biosynergy, Inc.



          Date ___________________           ______________________________
                                             Fred K. Suzuki
                                             President, Chairman of the
                                             Board, Chief Accounting
                                             Officer and Treasurer


          Date ___________________           ______________________________
                                             Lauane C. Addis
                                             Secretary,  Corporate  Counsel
                                             and Director

                                   SIGNATURES
                                   __________


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Biosynergy, Inc.


          Date September 13, 1996       /s/ FRED K. SUZUKI /s/
               __________________       ___________________________________
                                        Fred K. Suzuki
                                        President, Chairman of the Board,
                                        Chief Accounting Officer and
                                        Treasurer


          Date September 13, 1996       /s/ LAUANE C. ADDIS /s/
               __________________       ___________________________________
                                        Lauane C. Addis
                                        Secretary, Corporate Counsel and
                                        Director

          _________________________________________________________________

          _________________________________________________________________



                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10Q

                  Quarterly Report Pursuant to Section 13 or 15 (d)

                                        of

                      THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the period ending July 31, 1996
                         Commission File Number: 0-12459


                                  BIOSYNERGY, INC.
           _________________________________________________________________
                   (Exact name of registrant as specified in charter)

                              1940 East Devon Avenue
                          Elk Grove Village, IL 60007
                                 (847) 956-0471
               (Address and telephone number of registrant's principal
                 executive office on a principal place of business)


                       __________________________________


                                     EXHIBITS

         _________________________________________________________________
         _________________________________________________________________

                                  EXHIBIT INDEX
                                  _____________



                                                                 Page Number
                                                                 Pursuant to
                                                                 Sequential
          Exhibit                                                Numbering
          Number         Exhibit                                 System
          ___________    _______                                 __________

          27             Financial Data Schedule                   E-1