Form 10-Q
period 1996-10-31
BIOSYNERGY INC
filed 1996-12-26
CIK 715812

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10Q

                   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended October 31, 1996

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

          Registrant's area code and telephone number: (847) 956-0471

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

               The accompanying  Balance Sheet  of BIOSYNERGY,  INC. as  at
          October 31, 1996 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the six month periods ended October 31, 1996 and 1995 were not audited; however, the financial statements for the six month periods ending October 31, 1996 and 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

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








                                  BIOSYNERGY, INC.








          December 6, 1996




                                 BIOSYNERGY, INC.
                                  BALANCE SHEET

                                             October 31, 1996   April 30,1996
                                                 Unaudited        Unaudited
                                             ________________   _____________

                                       ASSETS
   CURRENT ASSETS
    Cash                                             14,402         9,733
    Accounts Receivable, Trade, Net of
     Allowance for Uncollectible Accounts
      of $433 at October 31, 1996 and $500 at
      April 30, 1996                                 77,760        56,750
    Inventories (Notes 1 and 4)                      47,420        47,894
    Prepaid Expenses                                  3,102         2,795
    Due From Affiliates - Short Term Note (Note 3)    2,000             -
                                                 __________    ___________
             Total Current Assets                   144,684       117,172
                                                 __________    ___________
  DUE FROM AFFILIATES (Note 3)                      281,099       271,020
                                                 __________    ___________

  PROPERTY AND EQUIPMENT
     Equipment                                      154,036       154,036
     Leasehold Improvements                          12,216        12,216
                                                 __________    ___________
                                                    166,252       166,252
    Less: Accumulated Depreciation and
           Amortization                           ( 162,175)    ( 162,063)
                                                 __________    ___________
                                                      4,077         4,189
  OTHER ASSETS
   Patents, Net of Accumulated
    Amortization (Note 1)                            27,563        29,805
   Deposits                                           6,126         6,145
  Investment in Affiliated Company (Note 3)               -             -
                                                 __________    ___________
                                                     33,689        35,950
                                                    463,549       428,331
                                                 __________    ___________

                                     3


                      LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                                 28,224         46,422
    Accrued Executive Compensation                   82,699         99,435
    Other Accrued Compensation                        2,559          1,102
    Accrued Payroll Taxes                               749              -
    Deferred Rent                                     1,268            317
    Other Accrued Expenses                            2,411          1,583
                                                   _________      ________
    Total Current Liabilities                       117,910        148,859
    COMMITMENTS AND CONTINGENCIES (Note 7)                -              -
                                                   _________      ________

  SHAREHOLDERS' EQUITY (Note 5)
   Common Stock, No Par Value; 20,000,000 Shares
    Authorized, Issued:  13,806,511 Shares
    at October 31, 1996 and at April 30, 1996       632,663       632,663
                                                   ________      ________

  Additional paid-in capital                            100           100
  Accumulated Deficit                              (287,124)     (353,291)
                                                   _________     _________

                                                    345,639        279,472
                                                    463,549        428,331
                                                   _________     _________


     The accompanying notes are an integral part of the financial statements.





                                    BIOSYNERGY, INC.

                                 STATEMENT OF OPERATIONS

                                        UNAUDITED

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                     OCTOBER 31,               OCTOBER 31,
                              ________________________   ____________________
                                1996        1995          1996        1995
                              ___________ ___________   ___________ _________
 REVENUES
   Sales                       132,439    120,813         265,036    236,686
   Interest Income                  34       -                 34         54

   Computer Rentals and
      Services                     150        150             300        300
   Other Income                  1,910      1,008           5,896      1,869
                              ___________ ___________   ___________ _________
                               134,533    121,971         271,266    238,909
                              ___________ ___________   ___________ _________

 COST AND EXPENSES
   Cost of Sales and Other
      Operating Charges         44,720     42,044          90,022     80,319
    Research and Development     8,376      7,878          15,473     15,328
   Marketing                    12,693     11,052          27,289     22,034
    General and Administrative  37,904     39,645          72,012     74,993
    Interest Expense               149        722             303      1,403
                              ___________ __________   ___________ __________
                               103,842     101,341        205,099    194,077
                              ___________ __________   ___________ __________

  INCOME (LOSS) BEFORE INCOME
   TAXES AND EXTRAORDINARY
    ITEMS                       30,691      20,630         66,167    44,832
  INCOME TAXES                   4,534       3,094         11,426     6,725
                              ___________ __________   ___________ __________
  INCOME (LOSS) BEFORE          26,157      17,536         54,741    38,107
                              ___________ __________   ___________ __________

 EXTRAORDINARY ITEMS
   Reduction of Income Taxes
    arising from utilization
    of prior years' Net
    Operating Losses (Note 8)    4,534       3,094          11,426     6,725
                              ___________ ___________   ___________ _________
  NET INCOME (LOSS)             30,691      20,630          66,167    44,832
                              ___________ ___________   ___________ _________

   NET INCOME (LOSS) PER
    COMMON SHARE: (Note 6)
    Before Extraordinary
    Items                       .0019       .0013           .0040     .0028
   Extraordinary Items          .0003       .0002           .0008     .0005
                              ___________ ___________   ___________ _________
 NET INCOME (LOSS)              .0022       .0015           .0048     .0033
                              ___________ ___________   ___________ _________
  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING
    (Note 7)                  13,806,511  13,806,511    13,806,511 13,806,511
                              __________  __________    __________ __________

     The accompanying notes are an integral part of the financial statements.


                                 BIOSYNERGY, INC.

                         STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED OCTOBER 31, 1996

                                    Unaudited

                                                Additional
                              Common Stock        Paid-in
                           Shares       Amount    Capital    Deficit  Total
                        _____________ _________  __________  _______  _____

   Balance, May 1,
      1996               13,806,511     632,663      100     (353,291) 279,472

   Net Profit (Loss)           -           -            -      66,167   66,167

   Sale of Common Stock        -            -           -          -       -
                         _____________  _________  _________ _________  ______
   Balance, October 31,  13,806,511     632,663      100     (287,124) 345,639
     1995


     The accompanying notes are an integral part of the financial statements.




                                 BIOSYNERGY, INC.

                             STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                 SIX MONTHS ENDED OCTOBER 31,
                                                       1996           1995
                                                  ___________________________
   OPERATING ACTIVITIES:
     Net Income (Loss)                                66,167         44,832
     Adjustments to Reconcile Net Cash Used for
      Operating Activities:
     Depreciation and Amortization                     2,354          4,073
   Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable    (21,010)        (7,532)
       (Increase) Decrease in Inventories                474         (6,197)
     (Increase) Decrease in Prepaid Expenses            (307)         1,417
         Increase (Decrease) in Accounts Payable
         and Accrued Expenses                        (30,949)       (16,296)
                                                    _________      __________
     Net Cash Provided (Used) by Operating
       Activities                                     16,729         20,297
                                                    _________      __________

   INVESTING ACTIVITIES:
     (Increase) Decrease in Due From Affiliates
      (Note 3)                                      ( 10,079)       (10,735)
       (Increase) Decrease in Due From Affiliates -
      Short Term Note (Note 3)                        (2,000)             -
     (Increase) Decrease in Deposits                      19          1,009
                                                    _________      __________
   Net Cash Provided (Used) by Investing
       Activities                                    (12,060)       ( 9,726)
                                                    _________      __________

   FINANCING ACTIVITIES:
       Proceeds from Borrowing (Repayments)              -           (7,250)
                                                    _________      __________

       Net Cash Provided (Used) by Financing
       Activities                                        -           (7,250)
                                                    _________      __________

     Increase (Decrease) in Cash and Cash
       Equivalents                                     4,669          3,321
                                                    _________      __________

     Cash and Cash Equivalents at Beginning
       of Period                                       9,733          4,520
                                                    _________      __________
     Cash and Cash Equivalents at End of Period       14,402          7,841
                                                   __________      __________




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

          3.  Related Party Transactions:

              The Company and its affiliates are related through common stock ownership as follows as of October 31, 1996:

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

                                    BIOSYNERGY, INC.

                            NOTES TO FINANCIAL STATEMENTS


          had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value. The Company owned 130,403 shares of Stevia Company, Inc. Common Stock at October 31, 1996. Although the Common Stock of Stevia Company, Inc. can be traded in the over-the-counter market, there is no established public trading market for such common stock due to limited and sporadic trades. The market price of Stevia Company, Inc. Common Stock is unknown.

               Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such charges. Such intercompany charges, together with funds advanced in prior years, have resulted in the following balances due from Stevia Company, Inc.:

                              October 31, 1996 - $268,439
                               April 30, 1996 - $258,360

               At April 30, 1996 and October 31, 1996, the financial condition of Stevia Company, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

               The following balances were due from F.K. Suzuki International, Inc. at the dates indicated based on the allocation of common expenses offset by advances received from time to time:

                              October 31, 1996 - $12,660
                              April 30, 1996 - $12,660

               At April 30, 1996 and October 31, 1996, the financial condition of F.K. Suzuki International, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

               On  September 20, 1995,  the Company loaned  Stevia Company,
          Inc. $3,000.00. This loan is evidenced by a promissory note payable in two equal installments including interest at the rate of 11.5% per annum.

              See also Note 5.

          4.  Inventories:

              Components of inventories are as follows:


                                  BIOSYNERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                        April 30, 1996     October 31, 1996
                                        _______________    ________________

                  Raw Materials           $  30,015           $   28,369
                  Work-in process            16,161               16,967
                  Finished Goods              1,718                2,084
                                        _______________    ________________
                                          $  47,894           $   47,420
                                        _______________    ________________

          5.    Common Stock:

          All of the stock options and stock appreciation rights for 131,500 shares of stock granted to four advisors, directors, officers, consultants, and employees of the Company under the Company's employee stock incentive plan expired on October 14, 1996. The Company had reserved 350,000 shares of its common stock for this plan.

               Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share. The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of the conversion. The option may be exercised until Mr. Suzuki is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of Mr. Suzuki agreeing to defer his salary when the Company was not financially able to pay salaries on a regular basis. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. An aggregate of 966,879 shares of the Company's common stock were subject to Mr. Suzuki's option at October 31, 1996.

               On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of October 31, 1996, no portion of this Option has been exercised.

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

          7.   Lease Commitments:

               In 1996, the Company entered into a new lease agreement for its current facilities which expires January 31, 2001. The base rent under the lease, of which 15% is allocated to Stevia Company, Inc., for each fiscal year is as follows:

                    Year ending April 30,          Total Base Rent
                    ____________________          ____________________

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

          8.   Income Taxes:

               At April 30, 1996, net operating loss carryforwards were available and expire, if not used, as follows:

                                Year Ending       Net Operating
                                April 30,              Losses
                                _____________     _______________
                                    1998            $   281,470
                                    1999                677,671
                                    2000                455,166
                                    2001                449,142
                                    2002                132,470
                                    2003                 85,822
                                    2004                 41,176
                                    2006                    160
                                    2007                 28,253
                                ______________     _____________
                                                    $ 2,151,330

                                   BIOSYNERGY, INC.

                             NOTES TO FINANCIAL STATEMENTS



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

          9.  Major Customers:

               Shipments to one customer accounted for approximately 31.63% of sales during the six month period ending October 31, 1996. The outstanding receivable from this customer was $31,852.15 at October 31, 1996.

          10.   Management's Plans:

               In view of the fact the Company has incurred substantial losses in prior years, management of the Company recognizes the Company's ability to continue as a going concern is subject to continued sales performance and the ability of the Company to obtain financing, when needed. To this extent, management intends to continue introducing the Company's products to new markets and expand its marketing efforts in the traditional medical market.

          Item 2. MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SALES/REVENUES
          ______________

          For the three month period ending October 31, 1996 ("2nd Quarter"), the net sales increased 9.62% or $11,626, and increased 11.98% or $28,350 during the six month period ending October 31, 1996, as compared to net sales for the comparative periods ending in 1995. This increase in sales is the result of increased sales of a variety of the Company's products rather than any single product. As of October 31, 1996, the Company had no material product back orders.

          In addition to the above, the Company realized $300 of income as a result of leasing a portion of its computer time to Stevia Company, Inc. ("Stevia"), an affiliate, and $5,896 of miscellaneous income, including contract printing, and $34 of interest income for the six month period ending October 31, 1996.

          INCOME/LOSS
          ___________

          The  Company realized  a net  profit  of $30,691  during the  2nd
          Quarter as compared to a net profit of $20,630 for the comparative quarter in the prior year. The Company also realized a net profit of $66,167 for the six month period ending October 31, 1996, as compared to a net profit of $44,832 during the same period in 1995. The increase in income is a result of improved sales withput any material changes in operating expenses. There can be no assurance that the Company's sales will improve or stay at their present level on which the profitability of the Company is dependent.

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

          EXPENSES
          ________

                                       GENERAL
                                       _______

          The operating expenses incurred by the Company during the 2nd Quarter increased overall by 2.47% or $2,501, and increased by 5.68% or $11,022 for the six month period ending October 31, 1996. These fluctuations were not material to the operations of the Company or indicative of any unusual trends. An explanation of each catagory of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

                      COST OF SALES AND OTHER OPERATING CHARGES
                      _________________________________________

          The cost of sales and other operating charges during the 2nd Quarter increased by $2,676, and increased by $9,703 during the six month period ending October 31, 1996 as compared to the same periods ending in 1995. As a percentage of sales, the cost of sales and other operating charges were 33.77% during the 2nd Quarter and 34.8% for the same quarter ending in 1995, and 33.96% during the six month period ending October 31, 1996 compared to 33.93% in 1995. The overall cost of sales and operating charges as a percentage of sales, have not materially changed during the last year, and are not expected to materially change in the forseeable future.


                               RESEARCH AND DEVELOPMENT
                               ________________________

          Research and Development costs increased by $498 or 5.94% during the 2nd Quarter, as compared to the same quarter in 1995. These costs increased by $145 or .94% during the six month period ending October 31, 1996 as compared to the same period in 1995. These cost changes were not material to the operations of the Company and do not reflect changes in the Company's development policies. The Company intends to continue to direct future research and development to the improvement of its current product line and to those new products, the development of which has already commenced, or those products which are natural expansions of the current product line. The Company may also increase its research and development activities to fulfill research and development contracts for the development of products for customers, which will gradually be offset by research revenues.

                                     MARKETING
                                     _________

          Marketing costs for the 2nd Quarter increased by $1,641 or 14.85%, as compared to the Quarter ending October 31, 1995, and increased $5,255 or 23.85% during the six month period ending October 31, 1996 as compared to the same period in 1995. This increase is a result of increased marketing activity such as advertising, trade shows, direct mailings, and an increase in commissioned sales. As financial resources become available, the Company intends to further expand its marketing budget.

                              GENERAL AND ADMINISTRATIVE
                              __________________________

          General and administrative costs decreased by $1,741, or 4.39% during the 2nd quarter and decreased by $2,981 or 3.97% during the six month period ending October 31, 1996, as compared to the same period ending in 1995. These decreases are not indicative of any trend, but only representative of normal fluctuations in general and administrative expenses.

          ASSETS/LIABILITIES
          __________________

                                       GENERAL
                                       _______

          Since April 30, 1996, the Company's assets and liabilities have not materially changed. The Company has experienced an increase in current assets and a decrease in liabilities due to improved cash flow.

                                 DUE FROM AFFILIATES
                                 ___________________

          The Company was owed $268,439 by Stevia and $12,660 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 1996. These affiliates owed $258,360 and $12,660 at April 30, 1996, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include rent, salaries for common employees, insurance and employee benefits, and legal fees. These expenses are reviewed from time to time to determine if reallocation is appropriate. See "FINANCIAL STATEMENTS." These expenses are incurred in the ordinary course of business. As a result of the increase in amounts due from affiliates, the Company has reduced its own liquid resources. The Company intends to reverse this trend by restricting the advances and common expense charges to Stevia and FSKI until these affiliates are in a position to reimburse the Company.

          CURRENT ASSETS/CURRENT LIABILITY RATIO
          ______________________________________

          The ratio of current assets to current liabilities, 1.23 to 1, has improved compared to .79 to 1 at April 30, 1996. In view of the Company's operating expenses, there is a risk that the Company's current asset/current liability ratio may not be adequate for the Company's current or future operating needs unless the Company's sales remain at the present level or improve.

          WORKING CAPITAL/LIQUIDITY
          _________________________

          During the six month period ending October 31, 1996, the Company experienced an increase in working capital of $53,759. This is due to the increase in profit of the Company during the six month period ending October 31, 1996 and the use of the cash flow from operations to reduce liabilities.

          In view of the fact that the Company has incurred substantial losses in prior years, Management of the Company recognizes the Company's ability to continue as a going concern is subject to maintaining and improving sales, profitable operations, collection of accounts receivable, and the ability of the Company to obtain capital, when needed, of which there is no assurance. The Company intends to continue expanding its marketing efforts in the medical market and new markets. Management also intends to continue seeking out financing opportunities, including selling its common stock to private investors, if necessary. The Company does not have a working line of credit, and there can be no assurance, nor is it anticipated, that the Company will be able to obtain a working line of credit on acceptable terms. Irrespective of the Company's financial condition, the Company has not been refused goods or services from any of its vendors.

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

                (3)   Articles of Incorporation and By-laws (i)

                (10)  Material Contracts

                    (a) Deferred Compensation Option Agreement, dated January 31, 1990, between the Company and Fred K. Suzuki (ii)

                    (b) Stock Option Agreement, dated August 1, 1993, between the Company and Fred K. Suzuki (iii)

                    (c) Installment Promissory Note dated September 20, 1996, in the principal amount of $3,000 payable to the Company by Stevia Company, Inc.

               (15) Letter dated December 6, 1996, regarding interim financial information. (iv)

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

          Biosynergy, Inc.


          Date  December 10, 1996
                _________________     ___________________________________
                                      Fred K. Suzuki, President, Chairman
                                      of the Board, Chief Accounting
                                      Officer Treasurer


          Date  December 10, 1996
                _________________     _____________________________________
                                      Lauane C. Addis, Secretary, Corporate
                                      Counsel and Director

                                       SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Biosynergy, Inc.


          Date  December 10, 1996              /s/ FRED K. SUZUKI /s/
                _________________             _____________________________
                                               Fred K. Suzuki
                                               President, Chairman of the
                                               Board, Chief Accounting
                                               Officer and Treasurer


          Date December 10, 1996               /s/ LAUANE C. ADDIS /s/
               _________________               ____________________________
                                               Lauane C. Addis, Secretary,
                                               Corporate Counsel and
                                               Director

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


                       For the period ending October 31, 1996
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

                                     EXHIBITS


         _________________________________________________________________
         _________________________________________________________________

                                EXHIBIT INDEX
                                _____________


                                                            Page Number
                                                            Pursuant to
                                                            Sequential
          Exhibit                                           Numbering
          Number           Exhibit                          System
          __________       __________                       _______________

          10(c)            Promissory Note dated
                           September 20, 1996               E-1

          27               Financial Data Schedule          E-3