Form 10-Q
period 1997-01-31
BIOSYNERGY INC
filed 1997-03-17
CIK 715812

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10Q

                   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended January 31, 1997

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

               The accompanying  Balance Sheet  of BIOSYNERGY,  INC. as  at
          January 31, 1997 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the nine month periods ended January 31, 1997 and 1996 were not audited; however, the financial statements for the nine month periods ending January 31, 1997 and 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

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








                                  BIOSYNERGY, INC.






          March 7, 1997



                                 BIOSYNERGY, INC.
                                  BALANCE SHEET

                                              January 31, 1997   April 30,1996
                                                  Unaudited        Unaudited
                                              ________________   _____________

                                       ASSETS

  CURRENT ASSETS
     Cash                                             18,336         9,733
     Accounts Receivable, Trade, Net of
     Allowance for Uncollectible Accounts
       of $433 at January 31, 1997 and $500 at
     April 30, 1996                                   67,500        56,750
     Inventories (Notes 1 and 4)                      40,703        47,894
     Prepaid Expenses                                  3,330         2,795
                                                   __________    ___________
              Total Current Assets                   129,869       117,172
                                                   __________    ___________

   DUE FROM AFFILIATES (Note 3)                      286,217       271,020
                                                   __________    ___________

   PROPERTY AND EQUIPMENT
      Equipment                                      154,036       154,036
      Leasehold Improvements                          12,216        12,216
                                                   __________    ___________
                                                     166,252       166,252
     Less: Accumulated Depreciation and
            Amortization                           ( 162,222)    ( 162,063)
                                                   __________    ___________
                                                       4,030         4,189
   OTHER ASSETS
     Patents, Net of Accumulated
     Amortization (Note 1)                            26,546        29,805
     Deposits                                          6,126         6,145
                                                          -             -
                                                   __________    ___________
                                                      32,672        35,950
                                                     452,788       428,331
                                                   __________    ___________

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
    Accounts Payable                                 21,126         46,422
    Accrued Executive Compensation                   69,855         99,435
    Other Accrued Compensation (Note 5)                  -           1,102
    Deferred Rent                                     1,743            317
    Other Accrued Expenses                            1,820          1,583
                                                    _________      ________
    Total Current Liabilities                        94,544        148,859
                                                    _________      ________

 COMMITMENTS AND CONTINGENCIES (Note 7)                  -              -
                                                    _________      ________
   SHAREHOLDERS' EQUITY (Notes 3 and 5)
    Common Stock, No Par Value; 20,000,000 Shares
     Authorized, Issued:  13,806,511 Shares
     at January 31, 1996 and at April 30, 1995       632,663       632,663
                                                    ________      ________
   Additional paid-in capital                            100           100
   Accumulated Deficit
                                                    (274,519)     (353,296)
                                                    _________     _________

                                                     358,244       279,472
                                                     452,788       428,331
                                                    _________     _________

     The accompanying notes are an integral part of the financial statements.


                                   BIOSYNERGY, INC.

                               STATEMENT OF OPERATIONS

                                      UNAUDITED

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                     JANUARY 31,               JANUARY 31,
                              _______________________   _____________________
                                  1997        1996          1997        1996
                              ___________ ___________   ___________ _________
  REVENUES
   Sales                       115,625    113,905         380,661    350,591
   Interest Income                  20         -               54         54

    Computer Rentals and
      Services                     150        150             450        450
   Other Income                    772        751           6,669      2,621
                              ___________ ___________   ___________ _________
                               116,567    114,806         387,834    353,716
                              ___________ ___________   ___________ _________

  COST AND EXPENSES
    Cost of Sales and Other
      Operating Charges         48,176     43,159         138,198    123,479
    Research and Development     7,941      6,366          23,414     21,694
    Marketing                   12,525     12,754          39,814     34,788
    General and Administrative  35,281     34,318         107,293    108,677
    Interest Expense                39        634             343      2,037
                              ___________ __________   ___________ __________
                               103,962     96,597         309,062    290,675
                              ___________ __________   ___________ __________

   NET INCOME (LOSS)            12,605     18,209          78,772     63,041
                              ___________ __________   ___________ __________


   NET INCOME (LOSS) PER
    COMMON SHARE (Note 6)         .001       .001            .005      .004
                              ___________ ___________   ___________ _________

   WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     (Note 6)                 13,806,511   13,806,511   13,806,511 13,806,511
                              ----------- -----------   ----------- ---------

   The accompanying notes are an integral part of the financial statements.


                                 BIOSYNERGY, INC.

                         STATEMENT OF SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED JANUARY 31, 1997

                                    Unaudited

                                                   Additional
                               Common Stock        Paid-in
                            Shares       Amount    Capital   Deficit   Total
                         _____________ _________  __________ _________ _____


  Balance, May 1,
  1996                   13,806,511    632,663      100     (353,291) 279,472

  Net Profit (Loss)           -          -            -       78,772   78,772
                         _____________ __________  _________ _________ _______

 Balance, January 31,    13,806,511    632,663      100     (274,519) 358,244
 1997


                                 BIOSYNERGY, INC.

                             STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                 NINE  MONTHS  ENDED JANUARY
                                                      1997           1996
                                                 ___________________________
  OPERATING ACTIVITIES:
    Net Income (Loss)                                78,772         63,041
    Adjustments to Reconcile Net Cash Used for
    Operating Activities:
    Depreciation and Amortization                     3,419          5,826
    Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable    (10,750)        (5,469)
      (Increase) Decrease in Inventories              7,191         (3,170)
      (Increase) Decrease in Prepaid Expenses          (535)          (225)
    Increase (Decrease) in Accounts Payable
       and Accrued Expenses                         (54,316)       (27,633)
                                                   _________      __________
    Net Cash Provided (Used) by Operating
      Activities                                     23,781         32,370
                                                   _________      __________

  INVESTING ACTIVITIES:
    (Increase) Decrease in Due From Affiliate      ( 15,197)       (16,351)
    (Increase) Decrease in Deposits                      19          1,242
                                                   _________      __________
    Net Cash Provided (Used) by Investing
       Activities                                   (15,178)       (15,109)
                                                   _________      __________

  FINANCING ACTIVITIES:
    Proceeds from Borrowing (Repayments)               -           (11,788)
                                                   _________      __________

    Net Cash Provided (Used) by Financing
      Activities                                       -           (11,788)
                                                   _________      __________

    Increase (Decrease) in Cash and Cash
    Equivalents                                       8,603          5,473
                                                  __________      __________

    Cash and Cash Equivalents at Beginning
      of Period                                       9,733          4,520
                                                  __________      __________

    Cash and Cash Equivalents at End of Period       18,336          9,993
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

          3.  Related Party Transactions:

              The Company and its affiliates are related through common stock ownership as follows as of January 31, 1997:


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

                                  BIOSYNERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


          had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value. The Company owned 130,403 shares of Stevia Company, Inc. Common Stock at January 31, 1997. Although the Common Stock of Stevia Company, Inc. can be traded in the over-the-counter market, there is no established public trading market for such common stock due to limited and sporadic trades. Stevia Company, Inc. Common Stock had an estimated market price of less than $.01 as of January 31, 1997.

               Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such charges. Such intercompany charges, together with funds advanced in prior years, have resulted in the following balances due from Stevia Company, Inc.:

                              January 31, 1997 - $273,346
                               April 30, 1996 - $258,360

               At April 30, 1996 and January 31, 1997, the financial condition of Stevia Company, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

               The following balances were due from F.K. Suzuki International, Inc. at the dates indicated based on the allocation of common expenses offset by advances received from time to time:

                              January 31, 1997 - $12,871
                              April 30, 1996 - $12,660

               At April 30, 1996 and January 31, 1997, the financial condition of F.K. Suzuki International, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

               On September 20, 1996 the Company loaned Stevia Company, Inc. $3,000.00. This loan is evidenced by a promissory note payable in two equal installments including interest at the rate of 11.5% per annum. The balance of this loan was paid on December 12, 1996.

              See also Note 5.

          4.  Inventories:

              Components of inventories are as follows:

                                  BIOSYNERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                        April 30, 1996     January 31, 1997
                                        ______________     ________________

                  Raw Materials           $  30,015           $   29,735
                  Work-in process            16,161                9,629
                  Finished Goods              1,718                1,339
                                        _______________    ________________
                                          $  47,894           $   40,703
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

               Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share. The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of the conversion. The option may be exercised until Mr. Suzuki is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of Mr. Suzuki agreeing to defer his salary when the Company was not financially able to pay salaries on a regular basis. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. An aggregate of 710,000 Shares of the Company's common stock were subject to Mr. Suzuki's option at January 31, 1997.

               On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of January 31, 1997, no portion of this Option has been exercised.

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

                    Year ending April 30          Total Base Rent
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

          9.  Major Customers:

               Shipments to one customer accounted for approximately 31.18% of sales during the nine month period ending January 31, 1997. The outstanding receivable from this customer was $29,536.42 at January 31, 1997.

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

          Item 2. MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SALES/REVENUES
          ______________

          For the three month period ending January 31, 1997 ("3rd Quarter"), the net sales increased 1.51% or $1,720, and increased 9.2% or $30,070 during the nine month period ending January 31, 1997, as compared to net sales for the comparative periods ending in 1996. As of January 31, 1997, the Company had $6,599.50 in back orders. Substantially all of such back orders were shipped as of the date of this Report.

          In addition to the above, the Company realized $450 of income as a result of leasing a portion of its computer time to Stevia Company, Inc., an affiliate, and $6,669 of miscellaneous income, which includes $4,312 of contract printing, and $54 of interest income for the nine month period ending January 31, 1997.

          INCOME/LOSS
          ___________

          The  Company realized  a net  profit  of $12,605  during the  3rd
          Quarter as compared to a net profit of $18,209 for the comparative quarter in the prior year. The Company realized a net profit of $78,772 for the nine month period ending January 31, 1997, as compared to a net profit of $63,041 during the same period in 1996. The overall increase in income is a result of an increase in sales for the nine month period ending January 31, 1997. The decrease in net profit for the 3rd Quarter was due to an increase in cost of sales and operating charges resulting from a write-off of outdated inventory and an increase in Christmas bonuses. There can be no assurance that the Company's sales will improve or stay at their present level on which the profitability of the Company is dependent.

          As of April 30, 1996, the Company incurred prior net operating losses aggregating $2,151,330. As a result of net operating loss carryovers, no income taxes were due for Fiscal 1996 and will unlikely be due for Fiscal 1997. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 8 of the "FINANCIAL STATEMENTS."

          EXPENSES
          ________

                                       GENERAL
                                       _______

          The operating expenses incurred by the Company during the 3rd Quarter increased overall by 7.62% or $7,365, and increased by 6.33% or $18,387 for the nine month period ending January 31, 1997. These fluctuations were not overall material to the operations of the Company or indicative of any unusual trends. An explanation of each catagory of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

                     COST OF SALES AND OTHER OPERATING CHARGES
                     -----------------------------------------

          The cost of sales and other operating charges during the 3rd Quarter increased by $5,017, and increased by $14,719 during the nine month period ending January 31, 1997 as compared to the same periods ending in 1996. As a percentage of sales, the cost of sales and other operating charges were 41.67% during the 3rd Quarter and 37.89% for the same quarter ending in 1996, and 36.3% during the nine month period ending January 31, 1997 compared
          to 35.22% in 1996.   The overall increase in cost of sales and
          operating charges was due primarily to an increase in sales and the write-off of outdated inventory.

                               RESEARCH AND DEVELOPMENT
                               ________________________

          Research and Development costs increased by $1,575 or 24.74% during the 3rd Quarter, as compared to the same quarter in 1996. These costs increased by $1,720 or 7.93% during the nine month period ending January 31, 1997 as compared to the same period in 1996. These cost changes were not material to the operations of the Company and do not reflect changes in the Company's development policies. The Company intends to direct future research and development to the improvement of its current product line and to those new products, the development of which has already commenced, or those products which are natural expansions of the current product line. The Company may also increase its research and development activities to fulfill research and development contracts for the development of products for customers, which will be offset by research revenues.

                                     MARKETING
                                     _________

          Marketing costs for the 3rd Quarter decreased by $229 or 1.79%, as compared to the Quarter ending January 31, 1996, and increased $5,026 or 14.45% during the nine month period ending January 31, 1997 as compared to the same period in 1996. This change is not material or indicative of any modification in policy or operations. As financial resources become available, the Company intends to further expand its marketing budget.

                              GENERAL AND ADMINISTRATIVE
                              __________________________

          General and administrative costs increased by $963 or 2.81% during the 3rd Quarter and decreased by $1,384 or 1.27% during the nine month period ending January 31, 1997, as compared to the same period ending in 1996. These changes do not reflect any material trend in the operations of the Company.

          ASSETS/LIABILITIES
          __________________

                                       GENERAL
                                       _______

          Since April 30, 1996, the Company's assets and liabilities have not materially changed other than the Company has reduced its overall liabilities and increased current assets due to inproved financial performance.

                                 DUE FROM AFFILIATES
                                 ___________________

          The Company was owed $273,346 by Stevia Company, Inc. ("Stevia"), an affiliate, and $12,871 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 1997. These affiliates owed $258,360 and $12,660 at April 30, 1996, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include certain rent, salaries for common employees, insurance and employee benefits, and legal fees. Beginning May 1, 1994, a greater portion of these common expenses were allocated to the Company to reflect the decreasing activity of Stevia Company, Inc. and the increased activity of the Company. These expenses are reviewed from time to time to determine if reallocation is appropriate. See "Financial Statements." These expenses are incurred in the ordinary course of business. As a result of the increase in amounts due from affiliates, the Company has reduced its own liquid resources. The Company intends to reverse this trend by restricting the advances and common expense charges to Stevia and FSKI until these affiliates are in a position to reimburse the Company.

          CURRENT ASSETS/CURRENT LIABILITY RATIO
          ______________________________________

          The ratio of current assets to current liabilities, 1.37 to 1, has improved compared to .79 to 1 at April 30, 1996. In view of the Company's operating expenses, there is a risk that the Company's current asset/current liability ratio may not be adequate for the Company's current or future operating needs unless the Company's sales remain at the present level or improve.

          WORKING CAPITAL/LIQUIDITY
          _________________________

          During the nine month period ending January 31, 1997, the Company experienced an increase in working capital of $67,012. This is due to the profit of the Company during the nine month period ending January 31, 1997 and the use of the cash flow from operations to reduce liabilities.

          In view of the fact that the Company has incurred substantial losses in prior years and has a working capital deficit, Management of the Company recognizes the Company's ability to continue as a going concern is subject to maintaining and improving sales, profitable operations, collection of accounts receivable, and the ability of the Company to obtain capital, when needed, of which there is no assurance. The Company intends to continue expanding its marketing efforts in the medical market and new markets. Finally, Management intends to continue financing opportunities, if necessary. The Company does not have a working line of credit, and there can be no assurance, nor is it anticipated, that the Company will be able to obtain a working line of credit on acceptable terms. Irrespective of the Company's deficit in working capital, the Company has not been refused goods or services from any of its vendors.

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

               (15) Letter dated March 7, 1997, regarding interim financial information. (iv)

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

          Biosynergy, Inc.


          Date  March 7, 1997
                ________________              _____________________________
                                               Fred K. Suzuki
                                               President, Chairman of  the
                                               Board, Chief Accounting
                                               Officer and Treasurer


          Date March 7, 1997
               _________________              _____________________________
                                               Lauane C. Addis, Secretary,
                                               Corporate Counsel and
                                               Director

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Biosynergy, Inc.


          Date  March  7, 1997                 /s/ FRED K. SUZUKI /s/
                _________________              ____________________________
                                               Fred K. Suzuki
                                               President, Chairman of  the
                                               Board, Chief Accounting
                                               Officer and Treasurer


          Date March 7, 1997                   /s/ LAUANE C. ADDIS /s/
               _________________              _____________________________
                                               Lauane C. Addis, Secretary,
                                               Corporate Counsel and
                                               Director

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


                       For the period ending January 31, 1997
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

</TEXT