Form 10-K
period 1997-04-30
BIOSYNERGY INC
filed 1997-08-05
CIK 715812

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                          For the fiscal year ended 4/30/97
                                                    _______

                                          OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from             to
                                             ___________    __________

                          Commission file number 0-12459
                                                 _______

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

     Registrant's telephone number, including area code: (847) 956-0471
                                                         ______________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
 been subject to such filing requirements for the past 90 days.  Yes    X
                                                                     _______
 No _______

     Page  One  of 52  pages contained  in  the sequential  number system.   The
     Exhibit Index may be found on page E-i of the sequential numbering system.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on April 30, 1997 was approximately $75,126.

     The number of shares of common stock outstanding on April 30, 1997 was 13,806,511.

      No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 14.


                                        Part I
                                        ______

     Item 1. Description of Business
             _______________________

     General Development of Business
     _______________________________

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

     Although the Company did not enter into any agreements materially affecting its operations during Fiscal 1997, the Company experienced an increase in sales. The Company's sales of $502,560 were the highest since fiscal 1982. The Company realized a profit of $88,963 for the fiscal year ending April 30, 1997 compared to a profit of $92,197 for fiscal 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company continued to introduce its products directly to industrial customers during Fiscal 1997. Although the Company did not make any material sales to customers in the industrial markets, the Company submit-ted various proposals to potential customers for use of its time/temperature technology. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets. Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

     Financial Information About Industry Segments
     _____________________________________________

     The Company generated revenues from sales of eleven medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 1995, 1996 and 1997. For a description of these products, see "Narrative Description of Business" below.

     Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 1997, 1996 and 1995.

                                           Fiscal Year Ending
                                             April 30, 1997
                                      _____________________________
     Medical and                                       Percentage
     Laboratory                          Sales of       of Total
     Products                            Product          Sales
    _________________________         ______________  _____________
     HemoTempR II BMD                  $415,616.20         82.7%
     TempTrendR TI                       29,215.50          5.8%
     TempTrendR II TTD                   15,708.00          3.1%
     HemoTempR BMD                       14,496.00          2.9%
     LabTempR 20 ST                       9,042.50          1.8%
     HemoTempR II Activator               6,164.00          1.3%
     LabTempR 40 ST                       5,589.50          1.1%
     Vena-VueR VAD                        2,635.00           .5%
     Miscellaneous (1)                    1,517.00           .5%
     StaFreezR FTI                        2,576.35           .3%
                                      _____________  _____________
                                       $502,560.05(2)     100.0%

                                           Fiscal Year Ending
                                             April 30, 1996
                                      _____________________________
     Medical and                                       Percentage
     Laboratory                          Sales of       of Total
     Products                            Product          Sales
    _________________________         ______________  _____________
     HemoTempR II BMD                  $365,243.30         80.3%
     TempTrendR TI                       34,174.90          7.6%
     TempTrendR II TTD                   18,422.50          4.1%
     HemoTempR BMD                       13,329.00          2.9%
     LabTempR 20 ST                       7,884.50          1.7%
     HemoTempR II Activator               6,423.00          1.4%
     LabTempR 40 ST                       4,587.00          1.0%
     Vena-VueR VAD                        2,000.00          0.4%
     Miscellaneous (1)                    1,487.45          0.3%
     StaFreezR FTI                        1,232.00          0.3%
                                      ______________  _____________
                                       $454,783.65(2)     100.0%

                                           Fiscal Year Ending
                                             April 30, 1995
                                      ______________________________
     Medical and                                       Percentage
     Laboratory                          Sales of       of Total
     Products                            Product          Sales
    _________________________         ______________  _____________
     HemoTempR II BMD                  $354,572.32         80.0%
     TempTrendR TI                       30,733.00          6.9%
     HemoTempR BMD                       18,266.00          4.1%
     TempTrendR II TTD                   18,165.00          4.1%
     LabTempR 20 ST                       6,870.50          1.5%
     LabTempR 40 ST                       6,815.50          1.5%
     Vena-VueR VAD                        5,110.00          1.2%
     StaFreezR FTI                        2,087.00           .5%
     Miscellaneous (1)                      717.50           .2%
                                     ______________  _____________
                                       $443,337.32(2)     100.0%
   [FN]
    _______________

     (1) Includes sales of LabTempR 60, L.C. Sheets, Tempa.SlideTM, and special order thermometric and thermographic consumer and laboratory products.

     (2) Includes discounts and returns.

     See "Information About Foreign and Domestic Operations and Export Sales". See also "Selected Financial Data" and "Financial Statements and Supplemen-tary Data" for the operating profit and loss and identifiable assets related to the Company's operations in its industry segment.

     Narrative Description of Business.
     _________________________________

     As described in "General Development of Business", the Company is presently engaged in the business of developing, manufacturing, and marketing disposable thermometric and thermographic temperature indicators for the medical and laboratory and industrial markets. Further information about this business segment and proposed products of the Company are described below.

     Thermographic and Thermometric Devices and Accessories.
     ______________________________________________________

     During the fiscal year ending April 30, 1997 the Company manufactured and marketed various medical, laboratory and consumer thermometric and thermo-graphic devices. These products were sold to hospitals, clinical end-users, laboratories and product dealers.

     1. The HemoTempR Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimal-ly, at 1-6o C., and not allowed to exceed 10o C. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTempR BMD monitors the core temperature of a blood bag from 1-12o C., and replaces the impractical mercury thermometer susceptible to breakage. HemoTempR BMD once attached to the blood bag is usable throughout the life of the blood.

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

     3. HemoTempR II Activator, introduced during Fiscal 1995, is an electron-ic, portable block model heater developed to provide a reliable source of heat necessary to activate the Company's HemoTempR II BMD. The HemoTempR II Activator has a thermostatic control to permit precise setting and continuous control of temperatures in the range for activation of the Company's HemoTempR II BMD. This device is intended by the Company to be used with HemoTempR II BMD as a system for blood monitoring. This device is the only product sold by the Company during Fiscal 1997 which is not manufactured by the Company.

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

     7. Tempa.SlideTM Temperature Indicator ("SLTI") is amicroscope glass slide temperature indicator. The SLTI helps the viewer read the optimum tempera-ture of a slide by indicating in large visible colors when the desired slide temperature is reached. Tempa.SlideTM can be mounted on a glass microscope slide and can be used continuously for over one year. These thermometers are suitable for temperature monitoring of glass slides during antibody/antigen tests when an optimum temperature of the cells and protein must be maintained for accurate test results.

     8. StaFreezR Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20o C. Once the frozen product exceeds -20o C., the liquid crystal film will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

     9.  The  Vena-VueR Vein Assessment  Device ("VAD")   is designed to  locate
     good veins by assessing blood flow, and to assess vein depth, and size.
     It is  used primarily  to  minimize complications  and  reduce dis-
     comfort for geriatric  patients, obese patients, diabetic patients, burn patients, drug addicts with sclerosed veins, shock patients with collapsed veins and long-term hospitalized or cancer chemotherapy
     patients with severely damaged and traumatized veins.   However,
     Vena-VueR VAD is also useful in helping to select the most patent and least traumatized veins for the purpose of any venipuncture. Three efficacy medical publications have been written about Vena-VueR VAD.

     10. Specialty products include devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the tradename FoodGardeTM Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company anticipates continued manufacturing of these and additional specialty products in the future.

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

     2. The Company has recognized a need exists for a simple, inexpensive indicator to determine if sensitive materials have been subjected to freezing temperatures. The Company is continuing its investigation of the feasibility of such an indicator.

     3. The Company has become aware that a need exists for products to augment its current product line, such as the HemoTempR II Activator. The Company is investigating the feasibility of additional products to systematize the use of its thermometric and thermographic liquid crystal devices as well as alternative technologies to supplement its current product line. The results of such investigations are not predictable at this time.

     The Company is currently investigating alternative thermometric and thermographic technologies for use in applications where the Company's current products are unsuitable. Since the investigation of these alterna-tive technologies is not complete, there can be no assurance the Company will be able to develop any commercial products as a result of this activity.

     Manufacturing.  Except for the HemoTempR II Activator, the Company
     manufactures  all of  its products.   The HemoTempR  II Activator  is
     manufactured exclusively for the Company by an unrelated company on an as needed basis. Raw materials for the Company's other products are purchased, and assembly of the products is performed at the Company's
     production facility.   Some chemical converting  and  coating,  plus die
     cutting, which are capital intensive, are done by outside manufacturers. All outside manufacturing is done to specifications set by the Company. There are, however, no commitments or firm agreements for such outside manufacturers to provide services for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

     The Company has twenty-one years of experience working with various liquid crystal formulations and thermometric and thermographic application methods. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" (GMP) for medical devices.

     Marketing and  Distribution.   The Company  has traditionally  targeted
     the medical and laboratory  markets.    While novel  products,  such
     as the Company's products, enjoy the advantage of no initial competition, they also initially lack a demonstrated market and
     acceptance by  medical and laboratory personnel.   Furthermore, cost
     savings  programs and  awareness have  slowed down  the introduction
     of new  products, particularly  in the medical market.   As a result,
     the time required to achieve acceptance of the Company's medical products is significantly increased, in Management's opinion.

     Because of these conditions, the Company has been forced to rely heavily on its own marketing and distribution efforts in the medical market, rather than the use of the traditional medical product distributors, for a large portion of its sales. Nevertheless, the Company's primary distributor in the United States, Fisher Scientific Company ("Fisher"), previously Curtin Matheson Scientific, Inc., and the Company's other product distributors have increased their sales of the Company's products throughout the United States during the past few years. During Fiscal 1997, Fisher accounted for 29.9% of the Company's sales. Although it is difficult to predict the ultimate success of Fisher and other distributors in selling the Company's products, management believes this trend will continue.

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

     At the present time, two employees are engaged on a part-time basis in marketing the Company's products. Since Fiscal 1994, the Company has also used the services of an in-house sales representative for telemarketing on a commission only basis. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of indepen-dent dealers and sales representatives, and is therefore aggressively seeking distributors for its products throughout the world. The effect these independent dealers will have on revenues has not yet been deter-mined.

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

     Patents  and Trademarks.   The Company  has been  granted or  assigned
     five United States and four foreign patents relating to liquid crystal technology. These patents generally relate to liquid crystals or liquid crystal dispersion processes. Specifically, these patents pertain to the venipuncture method utilized by the Company's vein assessment device products (No. 4,175,543, which expired on November
     27, 1996), the film application of those products (No. 4,161,557, which expired on July 17, 1996), the material and die composition of those products (No. 4,015,591, which expired on April 5, 1994), a liquid crystal film laminate (No. 4,015,591, which expired on April
     5, 1994), a liquid crystal film laminate (No. 4,310,577, which expired on July 17, 1996), and a cholesteric liquid crystal formulations and temperature monitoring means relating to the Company's irreversible liquid crystal products (No. 4,859,360, which expires on August 22, 2006). Although several of the Company's patents have expired, management does not believe this will have an adverse material impact on the Company's operations, revenues or properties.

     The Company has received registered trademark protection on all product names to date, excepting Temp-D-TekTM, Tempa.SlideTM, FoodGardeTM and LaproVueTM. The Company has retained, however, all the rights to the Temp-D-TekTM, Temp.SlideTM, FoodGardeTM and LaproVueTM common law trademark. Additional trademark registrations will be applied for as needed.

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

     As of April 30, 1997, the Company had $121,674 of current assets available. Of this amount, $45,956 was inventory and $61,468 was net trade receiv-ables. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 1998 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it will be neces-sary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Major  Customers.    Fisher, the Company's primary independent product
     distributor, was directly responsible for 10% or more of the Company's net sales during the fiscal year ending April 30, 1997. At April 30, 1997, Fisher owed the Company $19,520. Management believes the loss of this customer would materially reduce the revenues of the Company until the Company could retain the services of another major product distributor.

     Backlogs. The Company did not have any material backlog of orders as of April 30, 1997.

     Government Contracts. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government entity.

     Competition.   The  Company  has no known commercial competitors of its
     disposable vein assessment device or blood monitoring devices using liquid crystal technology. Because of the Company's patent position, employment agreements with former employees, and processing trade secrets, it does not anticipate competition in these areas in the near future. In the area of laboratory temperature monitoring, there are no other competitors who market an infinitely thin liquid crystal temperature indicator. In the area of a frozen food or drink safety indicator, there is no competition known to the Company that utilizes liquid crystal technology. The Company believes that the frozen food industry presently uses primarily physical and organoleptic evaluation (e.g., evaluation of softness, texture, aroma, taste and the like), as well as mercury thermometers and temperature sensitive inks to monitor freshness. Labels containing wax encapsulated dyes with specific low melting points and capillary action products produced by 3M under the tradename MonitorMarkR and polymer/monomer indicators from Lifeline are also available.

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

     The Company's TempTrendR II competes in the medical market against Temp-A-Strip (Johnson & Johnson), Stick-Temp (Trademark Sales) and Temp-A-Dot (PyMaH Corp). Stick-Temp is distributed on a limited basis and there is little information available concerning it. Management of the Company believes that the Johnson & Johnson product is less technically advanced than the Company's TempTrendR TTD and is primarily distributed in the Consumer market. Temp-A-Dot is a wax impregnated strip of paper inserted into the mouth to monitor core temperature. Although it is reported to cost less than TempTrendR II thermometers, it has the disadvantage of single reading, invasive methodology and cannot be used to monitor tempera-ture trends. Recently, a few private label indicators have been introduced to the market. These are manufactured by Dijinni Industries, PyMaH Corporation, Hallcrest Products and American Thermometer, who compete with the Company in the consumer market for forehead temperature indicators and in the drug testing market for urine thermometers.

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

     Research and Development.   During Fiscal 1997, 1996 and  1995, the
     Company spent $32,265, $27,995 and $27,179, respectively, on Company-
     sponsored research  and development  activities.   All expenditures for
     research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

     Information About Foreign and Domestic Operations and Export Sales. The Company had export sales of $22,145 during the last fiscal year, and export sales of $16,956 and $13,115 during the fiscal years ending in 1996 and 1995, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

     Environmental Protection Expenditures. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 1998.

     Employees. The Company presently has five full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), two Vice Presidents and a manufacturing/ packaging employee. The Company also employs a secretary/receptionist. Certain employees of the Company provide limited services, primarily bookkeeping and clerical, for Stevia Company, Inc., an affiliate of the Company, on an "as needed" basis, which is not expected to be a material portion of their time.

     Item 2. Properties
             __________

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

     Item 3. Legal Proceedings
             _________________

     There is no material litigation threatened or pending against the Company or any of its properties.

     Item 4. Submission of Matters to a Vote of Security Holders.
             ___________________________________________________

     None

                                       PART II
                                       _______

     Item 5. Market for Registrant's Common Stock  and Related
     Shareholder Matters.

     Market Information.   Although the common stock of the Company is traded
     in the over-the-counter market, there is no established  public trading
     market due to limited and sporadic trades.   Information regarding these
     trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock. These quotations do not necessarily reflect actual transactions nor represent the actual value or trading price of the Company's common stock. Such over-the-counter quotations reflect inter-dealer prices, without retail markup,
     markdown,  or commission.   Trading and pricing  information
     for Fiscal 1995, 1996 and 1997 was not available to the Company, although the management of the Company does not believe there were sufficient trades to establish a market for its common stock.

     Holders. As of April 30, 1997, there were approximately 863 shareholders of record of the Company's common stock.

     Dividends.   The  Company has  never  declared any  dividends and  does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

     Item 6. Selected Financial Data
             _______________________

                                       Fiscal Years Ending
                                     ______________________
                          1997       1996     1995      1994      1993
                        ________   _______    ______  ________  ________
     Operating Revenues $502,560   $454,784  $443,337  $403,963  $362,536
     Other Revenues        8,104      5,677     6,863     4,445     5,701
     Net Income/(Loss)    88,963     92,197    47,824    24,513    17,691
       after Taxes

     Net Income/(Loss)     .0064     .0066     .0035      .002      .001
     per Share After
      Taxes

     Total Assets        455,579   428,331   409,320   395,722   354,836
     Long Term Debt           -        -        -         -         -

     Stockholder Equity/
      (Deficit)          368,435   279,472   187,275   139,451   114,938

     Item 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     Net  Sales.   Net sales  for the  fiscal year  ending April  30,  1997
     were $47,776, or 10.5%, higher than the previous fiscal year, and $59,223, or 13.36%, higher than the fiscal year ending in 1995. The increase in sales during Fiscal 1997 was due to the growing acceptance of the Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $50,373, or 14%, in sales of its HemoTempR II product in Fiscal 1997 as compared to Fiscal 1996, and an increase of $10,671, or 3.01%, in Fiscal 1996 as compared to Fiscal 1995.

 Other  Revenues.   During  Fiscal  1997,  the  Company realized  $8,104
 of miscellaneous income. This income was related to contract printing for a non-affiliate, leasing a portion of its computer time to Stevia Company, Inc., an affiliate, sub-leasing a portion of the Company's storage space to a non-affiliate, and interest.

 Costs and Expenses.   Costs and expenses  for the fiscal year  ending
 April 30, 1997 increased by $40,657 compared  to the fiscal year ending in 1996, and increased by $19,324  as compared to  the fiscal year ending in 1995. The increased costs and expenses for Fiscal 1997 was generally related to a company wide increase in salaries and wages, increased production costs related to increased sales, and an
 increase in rent expense.   Generally, with the exception of the
 increase in employee salary and related expenses, the overhead expenses of the Company have remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than 36.94% those of the last fiscal year.

 Cost of Sales. As a percentage of net sales, the cost of sales was 36.94% for the fiscal year ending April 30, 1997, 35.81% for the fiscal year ending in 1996 and 39.98% for the fiscal year ending in 1996. The Company expects that the cost of sales as a percentage of net sales will remain substantially the same over the next fiscal year in the absence of a material decrease in sales.

 Research  and  Development  Expenses.   Research  and  development expenses
 increased during the fiscal year ending in 1997 by $4,270, or 15.25%, as compared to the fiscal year ending in 1996, and increased by $5,086, or
 18.71%, as  compared to  the fiscal  year  ending in  1995.   For the  past
 several  years,  the  Company's research  and  development  activities were limited  to improvement  of the  current  product line  and development  of
 products which  were natural  extensions thereof.   Recently,  however, the
 Company  has  noted there  appears  to be  a  need for  other  products and
 accessories  complimentary to  its  current product  line.   These products
 would also help systematize the use of the Company's current products.   As
 an example, the Company developed the HemoTempR II Activator. See "Narra-tive Description of Business - Thermographic and Thermometric Devices and
 Accessories."   Although  the Company  intends to  continue to  improve its current product line, the Company is also investigating the possibility of developing other products using technologies other than liquid crystal
 technology  to  augment  its current  product  line.   Although  it  is not
 anticipated that the development of such  products will materially increase the Company's research and development expenses, there is insufficient information available to determine the extent the Company will be required
 to  allocate its  resources to  develop these products.   In  addition, the
 Company will continue to develop products pursuant to contracts with unrelated entities. The increase in research and development costs as a result of such development contracts will be directly related to the revenues derived therefrom.

     Marketing Expenses. The Company's marketing expenses were $54,075 in 1997 and $45,685 in 1996, as compared to $35,854 for the fiscal year
     ending in 1995.   The Company continued  to increase its marketing
     activities during Fiscal 1997 which management believes  is necessary
     to continue the Company's growth.   Also, included  in marketing
     expenses for Fiscal 1997 is an increase in commissions related to sales by an unsalaried salesperson. Subject to availability of resources, the Company intends to further expand its marketing activities.

     General and Administrative Expenses. The Company's general and admini-strative costs increased by $5,924 as compared to the 1996 fiscal year, and decreased by $7,027 as compared to the fiscal year ending
     in 1995.   The primary reason for  the decrease as compared  to fiscal
     1995 is due to the resignation of the Company's bookkeeper in May, 1995 and the resulting decrease in employee expenses. The increase in Fiscal 1997 was primarily the result of a company wide increase in
     salaries and wages.  See "Cost and Expenses" above.    Management  of
     the Company has generally stabilized general and administrative expenses over the past three years. Except for extraordinary items, and salary and related employee expenses, it is unlikely general and administrative expenses will materially change in the near future.

    Net  Income/Loss.   The  Company  experienced a  net  income of  $89,086,
    a decrease of $3,111 over Fiscal 1996, and an improvement of $41,262 over Fiscal 1995. The decrease in net income as compared to Fiscal 1996 is due to extraordinary income in Fiscal 1996 of $12,770 due to the write off of certain payables. Net Income, however, exclusive of the extraordinary item, was $9,546 more in Fiscal 1997 than Fiscal 1996. The overall increase in net operating income is primarily due to an increase in net sales. See "Net Sales", "Other Revenues", and "Costs and Expenses" above. Management realizes that the profitability of the Company depends upon achieving and maintaining sales of the Company's products. To this extent, the Company has continued its efforts to improve sales. However, there can be no assurance the Company will be able to continue to increase or maintain the current level of net sales.

     As of April 30, 1997, the Company had net operating loss carryovers aggregating $2,062,922. Therefore, no income taxes are due for Fiscal 1997. See "Financial Statements," for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 8 to the Financial Statements for the year ending April 30, 1997. See "Financial Statements."

   Assets. Since April 30, 1996, the Company's assets have increased by $27,248. This is primarily due to increases in amounts Due From Affiliates
   (see  below).   Other  changes in  specific items  do  not reflect  changes outside the ordinary course of business.

   The  Company was  owed  $278,874  by Stevia  Company,  Inc. ("Stevia"),  an affiliate, and $12,921 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 1997. These affiliates owed $258,360 and $12,660 at April 30, 1996, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include certain rent, salaries for common employees, insurance and employee benefits, and legal fees. See "Financial State-ments." These expenses are incurred in the ordinary course of business. As a result of the increase in amounts due from affiliates, the Company has reduced its owns liquid resources. Although management believes it is cost effective to share common expenses with its affiliates, the Company has reduced the amount of advances and common expenses charged to Stevia and FKSI until these affiliates are in a position to reimburse the Company. Collectibility of the amounts due from the affiliates cannot be assured without the liquidation of all or a portion of their assets, and thus such receivables have been classified as non-current assets.

   Liabilities.   The Company's overall liabilities have decreased by $62,782
   since April 30, 1996.   This is  primarily due to  improved cash flow  from
   operations  which has  been  used for  payment of  liabilities.   See  also
   "Assets" and "Liquidity and Capital Resources."

  Current Assets/Liabilities Ration. The ratio of current assets to current liabilities, 1.40 to 1, has increased from .79 to 1 at April 30, 1996. Although the Company realized income in Fiscal 1997, the Company used $20,774 of its cash to pay expenses incurred by the Company on behalf of Stevia and FKSI, which were not reimbursed. Thus, the Company's current assets were converted to long-term receivables thereby reducing its current assets/liabilities ratio. In order to continue to improve the current asset/liability ratio, the Company's operations must remain profitable and the Company must curtail the use of its current assets for the benefit of Stevia and FKSI. Although Management of the Company believes this is possible, there is a risk the Company's current asset/liability ratio may not be adequate for the Company's future needs.

  Liquidity and Capital Resources. During the fiscal year ending April 30, 1997, the Company had an increase in net working capital of $66,340. The increase in net working capital is primarily due to improved cash flow from operations which was used to retire company debt.

  In view of the fact that the Company has incurred substantial losses in prior years, Management of the Company recognizes the Company's ability to continue as a going concern is subject to maintaining and improving sales, profitable operations, the collection of accounts receivable and the ability of the company to raise money, when needed, of which there is no assurance. Management intends to continue introducing the Company's products in markets not previously recognized as viable markets. Finally,

  Management intends to seek financing opportunities, including sale of its common stock if necessary. There can be no assurance the Company will be able to find any financing or a working line of credit on acceptable terms. Irrespective of the Company's working capital deficit in the past, the Company has not been refused goods or services from any of its vendors.

  Due to the limited availability of cash to the Company during the fiscal years ending April 30, 1995, 1996 and 1997 and the inability of the company to borrow the funds required, the Company chose not to have its financial statements audited. The cost of such an audit would be approximately $15,000 per year.

  Except for its operating capital needs, the Company does not have any other material contingencies for which it must provide.

   Item 8.  Financial Statements and Supplementary Data.
            ___________________________________________

     The information required by this item is set forth in pages F-1 to F-12.

     Item 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure.

     None.

                                       Part III
                                       ________


     The information contained in items 10, 11, 12, and 13 is the same informa-tion to be included in the Registrant's definitive proxy statement, if any, to be filed with the Commission, and is included herein for convenience only.


     Item 10.  Directors and Executive Officers of the Registrant.
               __________________________________________________

     The executive officers and directors of the Company are:

                               Positions              Served in
     Name              Age     with Company           Office Since
     _____             ___     _____________          ____________

     Fred K. Suzuki    67      President, Treasurer,  February, 1976 (1)
                               Director of Research
                               and Development,
                               Director of Marketing
                               and Sales, and Chairman
                               of the Board of Directors

     Mary K. Friske    37      Vice President -       September, 1993
                               Administration,
                               Manager of Sales

     Laurence Mead     35      Vice President -       April, 1994
                               Manufacturing,
                               Manager of Financial
                               and Product Development

     Lauane C. Addis   41      Corporate Counsel,     February, 1984
                               Secretary and          December, 1985
                               Director               February, 1987

     James F. Schembri 62      Director               November, 1990

    [FN]
     _______________

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

     Family Relationships.
     ____________________

     Lauane C. Addis is the son-in-law of Fred K. Suzuki. Otherwise, there is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

     Involvement in Certain Legal Proceedings.
     ________________________________________

     None of the officers or directors are or have been involved in any legal proceedings which are material to an evaluation of the ability or integrity of same.

     Business Experience.
     ___________________

     Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

     FRED K. SUZUKI, Jr., Chairman of the Board, President, Treasurer, Director of Research and Development and Director of Marketing and Sales. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the
     Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 to the present. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki International, Inc. ("FKSI"), President and Chairman of the Board of Directors of Stevia Company, Inc. ("Stevia"), President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). FKSI is a holding company of Medlab, Stevia, and the Company. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia is in the business of developing, manufactur-ing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products. Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company. Mr. Suzuki has developed several patents in the area of Diterpene glycosides, chemistry derived from the Stevia rebaudiana plant. Mr. Suzuki also holds patents in the area of liquid crystal chemistry. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

     MARY K. FRISKE, Vice President - Administration and Manager of Sales. Ms. Friske joined the office staff in July, 1983. Ms. Friske served as an Executive Secretary for several years and was promoted to Office Manager in 1989. In September, 1993, Ms. Friske was appointed Vice President - Administration and Manager of Sales. Ms. Friske also provides services on an as-needed basis for an affiliate of the Company, Stevia Company, Inc. Ms. Friske received her Bachelor of Science degree in May, 1981 from Eastern Illinois University where she majored in Personnel Management.

     LAURENCE MEAD, Vice President - Manufacturing and Manager of Financial and Product Development. Mr. Mead joined the production department of the Company in 1980, and has served as the Company's Production Manager since 1984. In April, 1994, Mr. Mead was appointed Vice President - Manufactur-ing and Manager of Financial and Product Development. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

     LAUANE C. ADDIS, Secretary, Corporate Counsel, and Director. Mr. Addis joined the Company in February, 1984 as its Vice President - Finance and Chief Financial Officer on a part-time basis and was employed in the equivalent capacity on a part-time basis by Stevia Company, Inc., an affiliate of the Company, and as a self-employed attorney. From December, 1985 thru June, 1991, Mr. Addis served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company. In July, 1991, Mr. Addis resigned from these positions to return to the full-time private practice of law. Mr. Addis is also the Secretary and a director of Stevia Company, Inc. and an officer and director of FKSI, an affiliate of the Company. Mr. Addis is currently a member of the law firm,

     Katz, Karacic, Helmin & Addis, P.C., Chicago, Illinois. Mr. Addis graduat-ed from Andrews University with a B.A. in History and Business Administra-tion in June, 1978.
     He received his Doctor of Jurisprudence from Baylor University in 1981 and his Master of Laws in taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado, Illinois and Texas Bar Associations.

     JAMES F. SCHEMBRI, Director. Mr. Schembri was elected to the Board of Directors on November 15, 1990. Mr. Schembri is the founder and President of Schembri & Associates (formerly Automatic Controls Company). This company was a manufacturer's representative with offices in Michigan, Ohio and Kentucky. It currently is involved in specialized lending situations with Equity Funding, Inc. of West Bloomfield, Michigan. Mr. Schembri is one of the founders and President of Fenton Systems, Inc., Burton, Michi-gan. In addition to these activities, Mr. Schembri is founder and Presi-dent of Wickfield Leasing Company, which leases automobiles and office equipment. Mr. Schembri is a director of Stevia Company, Inc., an affili-ate. Mr. Schembri received his Bachelor of Science Degree in Mechanical Engineering from the University of Detroit in June, 1957.

     Item 11. Executive Compensation.
              ______________________

     The following summary compensation table sets forth a summary of compensa-tion for services in all capacities to the Company during the fiscal years ended April 30, 1997, 1996 and 1995 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

                             Summary Compensation Table
                             __________________________
           Annual Compensation                  Long Term Compensation/Awards
           ___________________                  _____________________________
  Name and                             Other
  Principal                            Annual                       All Other
  Position        Year  Salary  Bonus  Compensation (1) Options (#) Compensa-
                                                                    tion
  ___________     ____  ______  _____  ____________     ___________ _________
  Fred K. Suzuki 1997  $56,827   -        -               -          -
  President,     1996  $47,525   -       (2)              -       $1,342 (3)
  Chairman of    1995  $44,196   -       (2)              -       $2,140 (3)
  the Board and
  Chief Executive
  Officer

[FN]
 _______________

  (1) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus.

  (2) In addition, salary of $6,970 and $5,000 was accrued but not paid during Fiscal 1995 and 1996 respectively.

  (3) Interest on loans made by Mr. Suzuki to the Company, aggregating $2,140 and $1,342 was paid or accrued in 1995 and 1996 respectively. See "Certain Relationships and Related Party Transactions."

  All officers and directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. Messrs. Suzuki, Addis and Schembri are not remunerated in their capacities as directors. See, however, "Certain Relationships and Related Party Transactions."

  The Company does not have any pension or profit sharing plans in effect for the benefit of its employees, including its officers and directors. Such plans may be adopted in the future if deemed in the best interests of the Company by its Board of Directors.

  Stock Options
  _____________

     During the fiscal year ended in 1983, the Company adopted a special incentive plan for personnel of the Company pursuant to which certain key individual employees, consultants, officers and directors of the Company could be granted stock options and/or stock appreciation rights pursuant to the option agreements. The period for granting options under the stock incentive plan expired on May 19, 1989. An aggregate of 350,000 shares were reserved for issuance under the stock incentive plan. All options, for an aggregate of 131,500 shares, expired on October 14, 1996.

     During Fiscal 1997, no stock options were granted to the Chief Executive Officer or the Company's four other most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus for fiscal year 1997 exceeded $100,000, and such officers did not exercise any options during fiscal year 1997. The following table sets forth the aggregate value as of April 30, 1997 of unexercised options held by such individuals.


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
    Name      Exercise (#)   Realized ($)   Unexercisable       Unexercisable
    ____      ____________   ____________   _____________       _____________
    Fred K.
    Suzuki         -              -               -                   -
    President
    and            -              -          670,000/0 (1)           $0/0
    Chairman of
    the Board      -              -        3,000,000/0 (2)           $0/0

[FN]
 __________________

  (1) Effective January 31, 1990, the Company entered into an agreement with Fred K. Suzuki pursuant to which the Company granted an option to convert all or a portion of Mr. Suzuki's accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $0.05 per share. At April 30, 1997, the total deferred compensation payable to Mr. Suzuki was $33,500, thereby entitling Mr. Suzuki to convert such deferred compensation into 670,000 shares of the Company's common stock. This option has no value in excess of the fair market value of the Company's Common Stock. This option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time the conversion. This option may be exercised until the optionee is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of Mr. Suzuki's agreement to defer salary when the Company was not financially able to pay salaries on a regular basis. This option contains non-dilutive provisions in the event of corporate capital reorganizations.

  (2) On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consider-ation of his loaning money to the Company on an unsecured basis from time to time. This option has no value in excess of the fair market value of the Company's common stock. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1997, no portion of this Option has been exercised.

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

    Item 12.  Security Ownership of Certain Beneficial Owners and Management.
              ______________________________________________________________

     The following table sets forth information as of April 30, 1997, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

                                                  Amount and Nature
                         Name and Address         of Beneficial     Percent of
     Title of Class      of Beneficial Owner      Ownership           Class
   ______________      ___________________      _________________   __________

     Common Stock        Fred K. Suzuki           4,497,146 shares    32.57%
                         710 S. Kennicott         of record and
                         Arlington Heights,       beneficial (1)
                         Illinois 60005

     Common Stock        F.K. Suzuki Inter-       2,597,146 shares    18.81%
                         national, Inc.           record and bene-
                         1940 E. Devon Ave.       ficial
                         Elk Grove Village, IL
                         60007

     Common Stock        Stevia Company, Inc.     1,900,000 shares    13.76%
                         1940 E. Devon Ave.       of record and
                         Elk Grove Village, IL    beneficial (1,2)
                         60007


     Common Stock        Lauane C. Addis          4,506,146 shares    32.64%
                         1819 Orleans Circle      record and bene-
                         Elk Grove Village, IL    ficial (3)
                         60007

     Common Stock        James F. Schembri        1,785,500 shares    12.93%
                         19115 W. Eight Mile Rd.  of record and
                         Detroit, MI 48219        beneficial (3)


     Common Stock        Mary K. Friske (4)       1,000 shares of       .01%
                         940 Bradley Court        record and
                         Palatine, IL 60074       beneficial


     Common Stock        Laurence C. Mead (5)     1,250 shares of       .01%
                         7820 Northway Drive      record and
                         Hanover Park, IL 60103   beneficial

     Common Stock        All directors and        6,293,896           45.59%
                         officers as a
                         group (5 members)
  [FN]
   _______________

     (1) Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 35.6% of the outstanding common stock of FKSI. Mr. Suzuki is also President and Chairman of the Board of Stevia Company, Inc. ("Stevia") of which FKSI owns 55.84% of its outstanding common stock. Mr. Suzuki does not personally hold of record any shares of the company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control 4,497,146 shares which includes 2,597,146 shares which are owned by FKSI and 1,900,000 shares owned by Stevia. The above table does not include an option granted to Mr. Suzuki to convert all or a portion of his deferred salary into shares of the Company's common stock at a conversion rate of $.05 per share, or an option to acquire 3,000,000 shares of the

          Company's common stock at $0.025 per share. See "Executive Compensa-tion" and "Certain Relationships and Related Party Transactions."

     (2) Mr. Addis personally owns 9,000 shares of the outstanding Common Stock of the Company. In addition, Mr. Addis owns 32.7% of the outstanding Common Stock of FKSI, which owns 55.84% of the outstanding Common Stock of Stevia and 18.95% of the Common Stock of the Company. Mr. Addis is also an officer and director of Stevia which owns 1,900,000 shares of the Company's Common Stock. Mr. Addis is therefore deemed to be beneficial owner by reason of voting and disposition control of 2,597,146 shares owned by FKSI, and is deemed to be the beneficial owner by reason of voting and disposition control over 1,900,000 shares owned by Stevia.

     (3) Included in the shares owned beneficially by Mr. Schembri are 91,000 shares held in trust for the benefit of Mr. Schembri, 31,000 shares held in Individual Retirement Accounts for the benefit of Mr. Schembri, 8,000 shares owned by Midwest Valve Services, of which Mr. Schembri has sole dispositive and voting control, and 500,000 shares owned in joint tenancy with Mr. Schembri's son.

     (4) In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 200 shares, or approximately .2%, of the outstanding common stock of FKSI, which owns 55.84% of the outstanding common stock of Stevia and 18.95% of the common stock of the Company.

     (5) In addition to the common stock of the Company owned by Laurence C. Mead, he also owns 2,900 shares, or approximately 2.9%, of the out-standing common stock of FKSI, which owns 55.84% of the outstanding common stock of Stevia and 18.95% of the common stock of the Company.

     Changes in Control
     __________________

     The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company nor has a change in the control of the Company occurred during the last fiscal year.

     Item 13.  Certain Relationships and Related Party Transactions.
               ____________________________________________________

     During the fiscal year ending April 30, 1997, the Company shared common areas and office space with an affiliate, Stevia Company, Inc. ("Stevia"). It is believed by management that by sharing common areas and office space with Stevia, expenses will be reduced and kept at minimum levels. It is anticipated by the Company that they will continue to share common areas and office space with Stevia in the future. The Company and Stevia reimburse each other for such common area expenses as appropriate. As of April 30, 1997, Stevia owed $278,874 to the Company in connection with the shared common area expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On September 20, 1996, the Company loaned Stevia $3,000 for payment of real estate taxes on Stevia's Pueblo, Colorado facility. The loan was evidenced by an Installment Promissory Note providing for two monthly payments of principal and interest, with interest computed at 11.5%. The loan was repaid on December 12, 1996.

     Effective January 31, 1990, the Company entered into an agreement with Fred
     K. Suzuki, President, pursuant to which the Company granted an option to convert all or a portion of Mr. Suzuki's accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $0.05 per share. At April 30, 1997, the total deferred compensation payable to Mr. Suzuki was $33,500, thereby entitling Mr. Suzuki to convert such deferred compensation into 670,000 shares of the Company's common stock. The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of conversion. The option is exercisable until Mr. Suzuki's is no longer owed accrued salary. The accrued but unpaid salary arose as a result of Mr. Suzuki's agreement to defer salary when the Company was not financially able to pay salaries on a regular basis. The option contains non-dilutive provisions in the event of corporate capital reorganizations.

     On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the Company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1997, no portion of this option has been exercised.

     Lauane C. Addis, Secretary and Director, as a member of the law firm of Katz, Karacic, Helmin & Addis, P.C., has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members of Katz, Karacic, Helmin & Addis, P.C., perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members of Katz, Karacic, Helmin & Addis, P.C., in the future. During Fiscal 1997, the Company paid $4,472.97 in legal fees to Katz, Karacic, Helmin & Addis, P.C., some of which inured to the benefit of Mr. Addis in the form of salary and bonuses. Mr. Addis is an officer, director and major shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Regis-trant" and "Security Ownership of Certain Beneficial Owners and Manage-ment."

     Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

                                    PART IV
                                    _______

  Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K
            ________________________________________________________________

  The following financial statements, schedules and exhibits are filed as a part of this report:

  (a) (1) Financial statements.
          ____________________

           Balance sheet for the fiscal years ending April 30, 1996 and 1997.

             Statements of operations for the fiscal years ending April 30, 1995, 1996 and 1997.

             Statements of Shareholders' Equity (Deficit) for the fiscal years ended April 30, 1995, 1996 and 1997.

             Statements of Cash Flows of the Company for fiscal years ending April 30, 1995, 1996 and 1997.

             Notes to financial statements.

     (a) (2) List of Financial Statement Schedules:
             _____________________________________

             The following financial schedules for the fiscal years ending April 30, 1997, 1996 and 1995 are submitted herewith:

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

     (c) The Following Exhibits are Filed as a Part of this Report:
         __________________________________________________________

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

         9.  Voting Trust Agreements - none.

         10.  Material Contracts

              (a) Deferred Compensation Option Agreement, dated January 31, 1990, between the Company and Fred K. Suzuki (2)

              (b) Stock Option Agreement, dated August 1, 1993, between the Company and Fred K. Suzuki (3)

              (c) Installment Promissory Note, dated September 20, 1996, in the amount of $3,000 payable by Stevia Company, Inc. to the Company. P. E-1.

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

          27.  Financial Data Schedule - P. E-3.

          28.  Additional Exhibits - none.

          29. Information From Reports Furnished to State Insurance Regulatory Agencies. N/A

   [FN]
   _______________

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

     REGISTRANT:  BIOSYNERGY, INC.


     /s/ FRED K. SUZUKI                   JULY 25, 1997
    ________________________________     _________________
     Fred K. Suzuki, Chairman of the      Date
     Board of Directors and President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities on the dates indicated.


     /s/ FRED K. SUZUKI                   JULY 25, 1997
    ________________________________     _________________
     Fred K. Suzuki, Chairman of the      Date
     Board of Directors, President,
     Treasurer and Chief Accounting
     Officer


     /s/ LAUANE C. ADDIS                  JULY 25, 1997
    ________________________________     _________________
     Lauane C. Addis, Corporate           Date
     Counsel, Secretary and Director

                                   BIOSYNERGY, INC.





                               FINANCIAL STATEMENTS





                FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995

     Board of Directors and Shareholders
     Biosynergy, Inc.
     Elk Grove Village, Illinois


          The accompanying balance sheet of BIOSYNERGY, INC. at April 30, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for the fiscal years ending April 30, 1997, 1996 and 1995 were not audited due to the Company's lack of available cash to pay for such audit; however, the financial statements for the fiscal years ending April 30, 1997, 1996 and 1995 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.

          The financial statements for the fiscal year ending April 30, 1991 were examined by the Company's accountants, KPMG Peat Marwick, and they expressed a qualified opinion on them in their report dated June 7, 1991. These opinions were qualified as to the Company's ability to continue as a going concern. The Company's accountants have not performed any auditing procedures since June 7, 1991.






                                      BIOSYNERGY, INC.





     July 1, 1997



                                  BIOSYNERGY, INC.

                                   BALANCE SHEET
                                                          April 30,
                                                    ________________________
                                                       1997            1996
                                                    _________      _________
                                                    Unaudited      Unaudited
                                                    _________      _________


                                      ASSETS
                                      ______


     CURRENT ASSETS
       Cash                                          12,420           9,733
         Accounts Receivable, Trade, Net of
         Allowance for Doubtful Accounts of
         $500 in 1997 and 1996                       61,030          56,750
       Inventories                                   45,956          47,894
       Prepaid Expenses                               2,268           2,795
                                                 _________        _________
         Total Current Assets                       121,674         111,752
                                                 _________        _________
       Due From Affiliates (Note 3)                 291,795         271,020

       Equipment and Leasehold Improvements:
         Equipment                                  161,320         154,036
         Leasehold Improvements                      12,216          12,216
                                                  _________        _________
                                                   173,536         166,252

         Less:  Accumulated Depreciation and
                Amortization                        163,010         162,063
                                                  _________        _________

                                                     10,526           4,189
                                                  _________        _________

     OTHER ASSETS
       Patents, Net of Accumulated Amortization      25,533          29,805
       Deposits                                       6,051           6,145
       Investment in Affiliated Company (Note 3)        -               -
                                                   _________      __________
                                                     31,584          35,950
                                                   _________      __________
                                                    455,579         428,331
                                                   =========      ==========





     The accompanying notes are an integral part of the financial statements.

                                                            April 30,
                                                   ________________________
                                                      1997            1996
                                                    _________      _________
                                                    Unaudited      Unaudited
                                                    _________      _________

                         LIABILITIES AND SHAREHOLDERS' EQUITY


     CURRENT LIABILITIES
       Accounts Payable                               12,873          46,422
       Accrued Executive Compensation                 67,856          99,435
       Other Accrued Compensation                      2,137           1,102
       Accrued Payroll Taxes                             791             -
       Deferred Rent                                   1,751             317
       Other Accrued Expenses                          1,736           1,583
                                                    _________        _______
         Total Current Liabilities                    87,144         148,859

     COMMITMENTS AND CONTINGENCIES (Note 7)             -                -

     SHAREHOLDERS' EQUITY (DEFICIT) (Notes 3 and 5)
       Common Stock, No Par Value, 20,000,000
        Shares Authorized as of April 30, 1996
          and 1997;
        13,806,511 Issued and Outstanding
        as of April 30, 1996 and 1997                 632,663        632,663
       Additional Paid in Capital                         100            100
                                                     (264,328)      (353,291)
                                                   __________     __________
                                                      368,435        279,472
                                                      455,579        428,331
                                                    __________     __________
                                                    ----------     ----------


     The accompanying notes are an integral part of the financial statements.

                                     F-3

                                 BIOSYNERGY, INC.

                             STATEMENT OF OPERATIONS



                                                 YEAR ENDED APRIL 30,
                                      ______________________________________
                                         1997          1996          1995
                                      _____________  _____________ _________
                                        Unaudited      Unaudited    Unaudited
                                      _____________  _____________ __________

  REVENUES
    Net Sales                             502,560        454,784      443,337
    Interest Income                            54          1,453           41
    Computer Rentals and Services             600            600          600
    Other Income                            7,450          3,624        6,222
                                      _____________   _____________ _________
                                          510,664        460,461      450,200
                                      _____________   _____________ _________
  COST AND EXPENSES
    Cost of sales and other
    operating charges                     185,667        162,864      177,262
    Research and Development               32,265         27,995       27,179
    Marketing                              54,075         45,685       35,854
    General and Administrative            149,217        143,293      156,244
    Interest Expense                          477          2,206        5,837
                                       ___________    _____________ _________
                                          421,701        381,044      402,377
                                       ___________    _____________ _________

  INCOME (LOSS) BEFORE INCOME
   TAXES AND EXTRAORDINARY ITEMS           88,963         79,417       47,824
   INCOME TAXES                            25,104         26,438       11,218
                                       ___________    _____________ _________
  INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEMS                     63,859         52,979       36,606
                                       ___________    _____________ _________
  EXTRAORDINARY ITEMS
   Reduction of Income Taxes arising from
   Utilization of prior years'- Net
   Operating Losses (Note 8)               25,104          26,438      11,218
   Write Off Accounts Payable                -             12,770         -
                                       ___________    _____________ _________
                                           25,104          39,718      11,218
                                       ___________    _____________ _________
  NET INCOME (LOSS)                        88,963          92,197      47,824
                                       ___________    _____________ _________
                                       -----------    ------------- ---------
  INCOME (LOSS) PER COMMON SHARE
  (Note 6):
    Before Extraordinary Items             .0050           .0038       .0027
                                       ___________    _____________ _________
    Extraordinary Items                    .0014           .0028       .0008
                                       ___________    _____________ _________
 NET INCOME (LOSS)                         .0064           .0066       .0035
                                       ___________    _____________ _________
                                       -----------    ------------- ---------
 WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   13,806,511   13,806,511    13,806,511
                                      _____________ ___________  ____________
                                      ------------- -----------  ------------


     The accompanying notes are an integral part of the financial statements.



                               BIOSYNERGY, INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                    YEARS ENDED APRIL 30, 1997, 1996 AND 1995



                             Common Stock       Additional
                         ____________________
                                                Paid-In
                        Shares        Amount   Capital      Deficit     Total
                        __________   ________ ___________   _________   _____

  BALANCE,
   May 1, 1995
    (Unaudited)       13,806,511   632,663        100     ( 445,488)  187,275
                      __________   ________ ___________   __________  _______
                      ----------   -------- -----------   ----------  -------
  NET INCOME                -           -          -         92,197    92,197
                      __________   ________ ___________   __________  _______

  BALANCE,
   April 30, 1996     13,806,511   632,663        100     ( 353,291)  279,472
                      __________   ________ ___________   __________  _______
    (Unaudited)       ----------   -------- -----------   ----------  -------

  NET INCOME                -           -          -         88,963    88,963
                      __________   ________ ___________   __________  _______

  BALANCE,
   April 30, 1997     13,806,511   632,663        100     ( 264,328)  368,435
                      __________   ________ ___________   __________  _______
    (Unaudited)       ----------   -------- -----------   ----------  -------


     The accompanying notes are an integral part  of the financial statements.

                                         F-5


                                    BIOSYNERGY, INC.

                                STATEMENTS OF CASH FLOW

                                                    YEAR ENDED APRIL 30,
                                                _____________________________
                                                   1997     1996     1995
                                                _________ _________ _________
                                                Unaudited Unaudited Unaudited
                                                _________ _________ _________

   OPERATING ACTIVITIES:
    Net Income (Loss)
    Adjustments to Reconcile Net Cash Provided   88,963    92,197    47,824
     By (Used In) Operating Activities:
      Depreciation and Amortization               5,219     7,063     9,330
     Changes in Assets and Liabilities:
      Accounts Receivable, Net                   (4,280)    1,402   (17,403)
     Inventories and Prepaid Expenses             2,465   ( 1,609)   12,115
      Accounts Payable and Accrued Expenses     (61,715)  (56,898)  (22,112)
                                               _________ _________ _________
    Net Cash Provided By (Used In) Operating
      Activities                                 30,652    42,155    29,754

  INVESTING ACTIVITIES:
    Advances to Affiliated Companies (Note 3)   (20,775) (21,014)   (18,245)
    Purchase of Equipment                        (7,284)     -      ( 1,049)
    Deposits                                         94      360        -
                                               _________ ________  _________
    Net Cash Provided By (Used In) Investing
      Activities                                (27,965) (20,654)   (19,294)

  FINANCING ACTIVITIES:
    Net Proceeds from Borrowing (Repayments)        -    (16,288)   (12,114)
                                                _________ _________ _________
    Net Cash Provided By (Used In) Financing
       Activities                                   -    (16,228)   (12,114)
    Increase (Decrease) in Cash and Cash
     Equivalents                                  2,687    5,213    ( 1,654)
                                                _________ _________ _________
   Cash and Cash Equivalents at Beginning
     of Year                                      9,733    4,520      6,174
  Cash and Cash Equivalents at End of Year       12,420    9,733      4,520
                                                _________ __________ ________

  SUPPLEMENTAL DISCLOSURE:

   Cash Paid for Interest                         2,687    5,231      1,547
                                               _________ _________ __________
                                               --------- --------- ----------

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

     3.  Related Party Transactions:

     The Company and its affiliates are related through common stock ownership as follows as of April 30, 1997:




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

     Biosynergy owned 130,403 shares of Stevia Company, Inc. Common Stock at April 30, 1997, representing a .4% interest in Stevia. Although the Common Stock of Stevia Company, Inc. is traded in the over-the-counter market, there is no established public trading market for such Common Stock due to limited and sporadic trades. As of April 30, 1997, the bid price of the common stock of Stevia Company, Inc. was approximately $.001 per share.

     Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such changes. Such intercompany charges, together with funds advanced by Stevia in prior years, have resulted in the following balances at April 30:

                                    April 30, 1996 - $258,360
                                    April 30, 1997 - $278,874

     At April 30, 1997, the financial condition of Stevia Company, Inc. was such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

                                    BIOSYNERGY, INC.

                             NOTES TO FINANCIAL STATEMENTS


     The following balances were due from F.K. Suzuki International, Inc. at April 30:

                                    April 30, 1996 - $12,660
                                    April 30, 1997 - $12,921

     The balances result for an allocation of common expenses offset by advances received from time to time. At April 30, 1997, the financial condition of F.K. Suzuki International, Inc. was such that it unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

     During the fiscal year ending April 30, 1994, Fred K. Suzuki, President of the Company, made several loans to the Company. These loans were repaid during Fiscal 1996. See Note 5 for a description of such loans.

     See also Note 6.

     4.  Inventories:

     Components of inventories are as follows:

                                           April 30, 1996    April 30, 1997
                                           ______________    ______________

             Raw Materials                  $30,015            $30,583
             Work-in process                 16,161             10,257
             Finished Goods                   1,718              5,116
                                           _____________     ______________
                                           -------------     --------------
                                            $47,894            $45,956
                                           _____________     ______________
                                           -------------     --------------

                                  BIOSYNERGY, INC.

                           NOTES TO FINANCIAL STATEMENTS


     5.  Common Stock:

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

     Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share. The option is conditioned upon the Company having suffi-cient liquid assets to pay all employee taxes due at the time of the conversion. The option may be exercised until the optionee is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of the individual agreeing to defer salaries when the Company was not financially able to pay salaries on a regular basis. The options contain non-dilutive provisions in the event of corporate capital reorgani-zations. At April 30, 1997, an aggregate of 670,000 shares of the Company- 's common stock was subject to Mr. Suzuki's option.

     On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the Company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1997, no portion of this Option has been exercised.

                                    BIOSYNERGY, INC.

                             NOTES TO FINANCIAL STATEMENTS

     6.  Income or (Loss) Per Shares:

     Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits. The weighted average number of common shares outstanding were 13,806,511 at April 30, 1997, 1996 and 1995. The affect of conversion of stock options has not been presented as conversion would be anti-dilutive.

     7.  Lease Commitments:

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

     Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $58,002, $46,784, and $49,490 for the fiscal years ending on April 30, 1997, 1996 and 1995, respectively. The lease can be extended for an additional five year term.

     8.  Income Taxes:

     At April 30, 1997, net operating loss carryforwards were available and expire, if not used, as follows:

                       Year Ending              Net Operating
                        April 30,                   Losses
                       ____________             ______________
                           1998                    $193,062
                           1999                     677,671
                           2000                     455,166
                           2001                     449,142
                           2002                     132,470
                           2003                      85,822
                           2004                      41,176
                           2006                         160
                           2007                      28,253
                      ____________              _____________
                                                 $2,062,922
                                                _____________
                                                -------------

                                 BIOSYNERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" as required by SFAS No. 109. The effect, if any, of adopting Statement No. 109 on pretax income from continuing operations is not material. The Company has elected not to retroactively adopt the provisions allowed in SFAS No. 109, however all provisions of the document have been applied since the beginning of fiscal year 1994.

     9.  Major Customers:

     Shipments  to one  customer amounted  to  approximately 29.9%  of sales  in
     Fiscal 1997.   At April 30, 1997 there  was an outstanding accounts receiv-
     able from this customer of approximately $19,520.

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
            Title of      Bonds and  Cost of    at Balance  in the
            each Issue    Notes      Each Issue Sheet Date  Balance Sheet (1)
            ____________  __________ __________ __________  _________________

            Stevia Co.,     130,403      ---         130           ---
  April 30, Inc., Common
    1996    Stock
 _________

             Stevia Co.,     130,403      ---         130           ---
  April 30,  Inc., Common
    1997     Stock
 _________

 _______________

   (1) Balance Sheet caption - Investment in Affiliated Company.





                                 BIOSYNERGY, INC.

                                    SCHEDULE V

                           Property, Plant and Equipment


                             Additions                Other
                 Balance at  to Cost    Retirements  Charges      Balance
                             _________  ___________  _______      at end
   Classifi-     Beginning                                          of
   cation        of Year     Amount     Amount        Amount       Year
   ___________   __________  ______     ______        ______      _______

   Year
   Ending
   April 30,
   1996
   ___________

   Equipment      154,036     ---         ---           ---       154,036
   Leasehold
   Improve-
    ments         12,216     ---         ---           ---        12,216
                _________
   TOTAL         165,252     ---         ---           ---       166,252
                _________                                        _______
                ---------  -------     -------       -------     -------

   Year
   Ending
   April 30,
   1997
   ___________

   Equipment      154,036    7,284        ---           ---       161,320
   Leasehold
   Improve-
    ments         12,216     ---         ---           ---        12,216
                 _________
    TOTAL         166,252    7,284        ---           ---       173,536
                 _________                                        _______
                 ---------  -------     -------       -------     -------




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

Year Ending
 April 30,
  1997
___________

Equipment       149,847        947         ---                  ---    150,794
Leasehold
Improve-
 ments          12,216        ---          ---                  ---    12,216
               ________    ________                                   _______
TOTAL           162,063        947         ---                  ---   163,010
               ________    ________                                   _______
               --------    --------   ------------            ------   -------





                                     BIOSYNERGY, INC.

                                      SCHEDULE VIII

                            Valuation and Qualifying Accounts


                                     Additions             Deductions
                               _____________________  _________________
                      Balance
Year                  at Begin- Charged to                              Balance
Ending                ning of   Costs and            Descrip-           at End
April 30, Description Year      Expenses     Other    tion      Amount  Year
_________ ___________ _________ ___________ ________ _________  _______ _______
                                                     Uncollect-
1997      Allowance
          For Un-
          collectible
          Accounts      500          123       ---       ---      123     500

1996      Allowance
          For Un-
          collectible
          Accounts      500          ---       ---       ---      ---     500





                                  BIOSYNERGY, INC.

                                     SCHEDULE X

                     Supplementary Income Statement Information

                                                             Charged to Costs
                    Item                                     and Expenses
                    ____                                     ________________

   Year Ending
   April 30, 1995       1.  Maintenance and Repairs                   $4,012
   ______________

                        2.  Depreciation and Amortization

                            Depreciation of Equipment                  1,348
                            Amortization of Patent Expense             5,476
                            Amortization of Leasehold Improvements     2,506

                        5.  Advertising Costs                          2,490

   Year Ending
   April 30, 1996       1.  Maintenance and Repairs                   $4,371
   ______________

                        2.  Depreciation and Amortization

                            Depreciation of Equipment                    269
                            Amortization of Patent Expense             4,919
                            Amortization of Leasehold Improvements     1,875

                        5.  Advertising Costs                          3,568


   Year Ending
   April 30, 1997       1.  Maintenance and Repairs                    4,886
   ______________

                        2.  Depreciation and Amortization

                            Depreciation of Equipment                    947
                            Amortization of Patent Expense             4,272

                        5.  Advertising Costs                          3,890

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

                          THE SECURITIES AND EXCHANGE ACT OF 1934

                            For the period ending April 30, 1997
                              Commission File Number - 0-12459

                                       BIOSYNERGY, INC.
                       ________________________________________________
                      (Exact name of registrant as specified in charter)

                                     1940 East Devon Avenue
                                   Elk Grove Village, IL 60007
                                         (847) 956-0471

                       (Address and telephone number of registrant's principal executive office on a principal place of business)

                        ________________________________________________

                                         EXHIBITS

 ____________________________________________________________________________
 ____________________________________________________________________________

                                   EXHIBIT INDEX
                                   _____________


                                                                  Page Number
                                                                  Pursuant to
                                                                  Sequential
Exhibit                                                           Numbering
Number           Exhibit                                          System
_______         __________                                       ____________

10(c)            Installment Promissory Note, dated
                 September 20, 1996, payable by Stevia
                 Company, Inc. to the Company.                        E-1

27               Financial Data Schedule                              E-3