Form 10-Q
period 1997-07-31
BIOSYNERGY INC
filed 1997-09-15
CIK 715812

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 12b-25
                             NOTIFICATION OF LATE FILING
                                     (Check One):

     [ ] Form 10-K  [ ]  Form 20-F  [ ]  11-K  [X]  Form 10-Q  [ ] Form N-SAR

     For Period Ended:  July 31, 1997

     [ ]  Transition Report on Form 10-K
     [ ]  Transition Report on Form 20-F
     [ ]  Transition Report on Form 11-K
     [ ]  Transition Report on Form 10-Q
     [ ]  Transition Report on Form N-SAR

     For the Transition Period Ended: __________________________________________
     __________________________________________________________________________


        Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
     __________________________________________________________________________


        If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: ___________________
    ___________________________________________________________________________
    __________________________________________________________________________


     Part I - Registrant Information     Part I - Registrant Information
    ___________________________________________________________________________

          Full Name of Registrant:  Biosynergy, Inc.

          Former Name if Applicable:  Not Applicable

          Address of  Principal Executive Office  (Street and Number):   1940 E.
     Devon Avenue, Elk Grove Village, Illinois 60007
    __________________________________________________________________________

     Part II - Rules 12b-25 (b) and (c)     Part II - Rules 12b-25 (b) and (c)
    ___________________________________________________________________________

       If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate) [X] Yes [ ] No

       (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

       (b) The subject annual report, semi-annual, transition report on Form 10-K; Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and







       (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

   Federal Securities Laws                                      Section 33,321
   Part III - Narrative     Part III - Narrative
   ___________________________________________________________________________

   State below in reasonable detail the reasons why Form 10-K, 20-F, 11-K, 10-Q, N-SAR or the transition report or portion thereof could not be filed within the prescribed time period.

   The finance manager for the registrant is also the production manager. As a result of a problem with production, an entire lot of product was rejected and had to be remanufactured to supply customers. As a result, the financial information necessary for the Form 10Q was not able to be prepared without unreasonable effort and expense.

     Part IV - Other Information     Part IV - Other Information
   ___________________________________________________________________________

   (1) Name and telephone number of person to contact in regard to this notification Lauane C. Addis,(312) 236-4111_________________________________
                      (Name)                       (Area Code) (Telephone No.)

     (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that
   the registrant  was required  to file such  report(s) been  filed?   If the
   answer is no, identify report(s).
                               [X] Yes   [ ] No

   (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                               [ ] Yes   [X] No

   If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.
    Biosynergy, Inc.  _________________________________________________________
     (Name of Registrant as specified in charter)

   has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

     Date September 11, 1997            By: __________________________________
                                             Lauane C. Addis, Secretary

   INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.
   ___________________________________________________________________________

                                         ATTENTION

       Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).