Form 10-QT/A
period 1997-07-31
BIOSYNERGY INC
filed 1997-10-15
CIK 715812

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10Q

                    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended July 31, 1997
                                     _____________
                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ______________

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

          Registrant's telephone number, including area code (847) 956-0471
                                                              ______________

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


          Page 1 of the __ pages contained in the sequential numbering system.

                            PART 1 - FINANCIAL INFORMATION


          Item 1.  FINANCIAL STATEMENTS                   ____________________




          Board of Directors and Shareholders
          Biosynergy, Inc.
          Elk Grove Village, Illinois

               The accompanying  Balance Sheet  of BIOSYNERGY,  INC. as  at
          July 31, 1997 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three month periods ended July 31, 1997 and 1996 were not audited; however, the financial statements for the three month periods ending July 31, 1997 and 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

               The financial statements for the fiscal year ended April 30, 1997, were not audited due to the Company's lack of available cash to pay for such audit; however, the financial statements for the fiscal year ending April 30, 1997 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.







                                             BIOSYNERGY, INC.



          September 17, 1997

                                   BIOSYNERGY, INC.
                                    BALANCE SHEET
                                      ASSETS
                                               July 31, 1997  April 30,1997
                                               _____________  _____________
                                                   Unaudited      Unaudited
                                                   _________      _________
     CURRENT ASSETS
       Cash                                             22,830         12,420
       Accounts Receivable, Trade, Net of
        Allowance for Uncollectible Accounts
         of $500 at July 31, 1997 and $500 at
         April 30, 1997                                 78,257        61,030
       Inventories (Notes 1 and 4)                      47,113        45,956
       Prepaid Expenses                                  3,262         2,268
                                                      _________    __________
               Total Current Assets                    301,500       291,795
                                                      _________    __________

     DUE FROM AFFILIATE (Note 3)                       161,320       161,320
                                                      _________    ___________

     PROPERTY AND EQUIPMENT
        Equipment                                      161,320       161,320
        Leasehold Improvements                          12,216        12,216
                                                       ________    __________
                                                       173,536       173,536
       Less: Accumulated Depreciation and
              Amortization                           ( 163,419)    ( 163,010)
                                                     __________    ___________
                                                        10,117        10,526
                                                     __________    ___________
     OTHER ASSETS
      Patents, Net of Accumulated
       Amortization (Note 1)                            24,523        25,533

      Deposits                                           6,031         6,051
      Investment in Affiliated Company (Note 3)             -              -
                                                      _________     __________
                                                        30,554        31,554
                                                      _________     __________
                                                       493,633       455,579
                                                      _________     __________
                                                      ---------     ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
       Accounts Payable                                19,603        12,873
       Accrued Executive Compensation                  57,855        67,856
       Other Accrued Compensation                       6,006         2,137
       Accrued Payroll Taxes                              605           791
       Deferred Rent                                    1,759         1,751
       Other Accrued Expenses                           1,868         1,736
                                                    ___________    __________
          Total Current Liabilities                    87,696        87,144
                                                    ___________    __________
     COMMITMENTS AND CONTINGENCIES (Note 7)               -              -
                                                    ___________    __________

     SHAREHOLDERS' EQUITY (Note 5)
      Common Stock, No Par Value; 20,000,000 Shares
          Authorized, Issued:  13,806,511 Shares
          at July 31, 1996 and at April 30, 1996      632,663        632,663
      Additional paid-in capital                          100            100
      Accumulated Deficit                            (226,826)      (264,328)
                                                   ___________     __________
                                                      405,937        368,435
                                                   ___________     __________
                                                      493,633        455,579
                                                   ___________     __________
                                                   -----------     ----------

The  accompanying   notes  are  an  integral  part  of  the  financial
statements.

                                          3


                                   BIOSYNERGY, INC.

                               STATEMENT OF OPERATIONS

                                      Unaudited

                                                Ended July 31,  Three Months
                                               ______________  ______________
                                                       1997          1996
                                               ______________  ______________

     REVENUES

       Sales                                          142,361         132,598
       Computer Rentals and Services                      150             150
       Other Income                                       800           3,986
                                                _____________  ______________
                                                      143,311         136,734
                                                _____________  ______________

     COST AND EXPENSES

       Cost of Sales and Other
        Operating Charges                              46,912          45,302
       Research and Development                         8,471           7,097
       Marketing                                       12,269          14,596
       General and Administrative                      38,036          34,108
       Interest Expense                                   121             155
                                                 ____________  ______________
                                                      105,809         101,258
                                                 ____________  ______________

     NET PROFIT (LOSS)                                 37,502          35,476
                                                 ____________  ______________
                                                 ------------  --------------


     NET PROFIT (LOSS) PER COMMON SHARE (Note 6)         .003            .003
                                                 _____________  _____________

                                                 ------------  --------------


     WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING (Note 6)                   13,806,511     13,806,511
                                                  ____________  ______________
                                                  ------------  --------------









     The accompanying notes are an integral part of the financial statements.





                                   BIOSYNERGY, INC.

                          STATEMENT OF SHAREHOLDERS' EQUITY

                           THREE MONTHS ENDED JULY 31, 1997

                                      Unaudited


                                                  Additional
                         Common Stock             Paid-in
                               ________________________
                           Shares        Amount   Capital       Deficit  Total
                         ___________   __________ _________  __________  _____
    Balance, May 1,
       1997             13,806,511     632,663      100      (264,328) 368,435


    Net Profit (Loss)        -            -          -         37,502   37,502


    Sale of Common Stock     -            -          -             -
                         __________   __________  __________  _________  ______


    Balance, July 31,
     1997              13,806,511     632,663      100      (226,826)  405,937
                         __________    __________  _________  __________ _______










     The accompanying notes are an integral part of the financial statements.






                                   BIOSYNERGY, INC.

                               STATEMENTS OF CASH FLOWS

                                      Unaudited
                                                  THREE MONTHS ENDED JULY 31,
                                                  ___________________________
                                                         1996           1995
                                                  ____________   ____________
     OPERATING ACTIVITIES:
       Net Income (Loss)
       Adjustments to Reconcile Net Cash Used for        35,476        24,202
        Operating Activities:
         Depreciation and Amortization                    1,233         3,003
       Changes in Operating Assets and Liabilities:
          (Increase) Decrease in Accounts Receivable   ( 12,682)     (  2,717)
          (Increase) Decrease in Inventories           (  3,393)     (  5,936)
          (Increase) Decrease in Prepaid Expenses           815      (    236)
          Increase (Decrease) in Accounts Payable
            and Accrued Expenses                       (  7,106)     (  5,516)
                                                     _____________   _________
      Net Cash Provided (Used) by Operating
         Activities                                      14,343        12,800
                                                     _____________   ________

     INVESTING ACTIVITIES:
       (Increase) Decrease in Due From Affiliate       (  4,707)     ( 4,556)
       (Increase) Decrease in Equipment                (     85)           -
                                                     ______________   _________
       Net Cash Provided (Used) by Investing
         Activities                                    (  4,792)     (  4,556)
                                                     ______________   _________


     FINANCING ACTIVITIES:
       Proceeds from Borrowing (Repayments)                   -      (  1,350)
                                                     ____________   __________
      Net Cash Provided (Used) by Financing
         Activities                                           -      (  1,350)
                                                     _____________  __________


      Increase (Decrease) in Cash and Cash
         Equivalents                                      9,551         6,894
                                                     _____________   _________
      Cash and Cash Equivalents at Beginning
         of Period                                        9,733         4,520
                                                     _____________   _________
      Cash and Cash Equivalents at End of Period         19,284        11,414
                                                     _____________   _________
                                                     -------------   ---------




     The accompanying notes are an integral part of the financial statements.










                                          6

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
   Stock Owner               Company         Inc.           Inc.          Inc
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
     Director

               Upon the completion of the Company's public offering on July 7, 1983, the Company issued 2,000,000 shares of its no par value common stock in exchange for 1,058,181 shares of commonstock of Stevia Company, Inc. The common stock of Stevia

                                   BIOSYNERGY, INC.

                            NOTES TO FINANCIAL STATEMENTS


               Company, Inc. had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value. The Company owned 130,403 shares of Stevia Company, Inc. Common Stock at July 31, 1996. Although the Common Stock of Stevia Company, Inc. can be traded in the over-the-counter market, there is no established public trading market for such common stock due to limited and sporadic trades. Stevia Company, Inc. Common Stock had an estimated market price of less than $.01 as of July 31, 1996.

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

               See also Note 5.

          4.  Inventories:

               Components of inventories are as follows:

                                   BIOSYNERGY, INC.

                            NOTES TO FINANCIAL STATEMENTS

                  [S]                   [C]                  [C]
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

          INCOME/LOSS
          ___________

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

               (24) Power of Attorney - none.

               (27) Financial Data Schedule - P. E-1

          (b) No Current Reports on Form 8K were filed during the period covered by this Report.
                                    _____________________
               (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.

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


          Date September 13, 1996       /s/ LAUANE C. ADDIS /s/
              ___________________      ___________________________________
                                        Lauane C. Addis
                                        Secretary, Corporate Counsel and
                                        Director

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