Form 10-Q/A
period 1997-07-31
BIOSYNERGY INC
filed 1997-11-13
CIK 715812

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10Q

                    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended July 31, 1997
                                     _____________
                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to______________

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