Form 10-Q
period 1997-10-31
BIOSYNERGY INC
filed 1997-12-15
CIK 715812

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1997
                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

                 Commission File Number 0-12459


                            Biosynergy, Inc.
     (Exact name of registrant as specified in its charter)


           Illinois                         36-2880990
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

   1940 East Devon Avenue, Elk Grove Village, Illinois    60007
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


Page 1 of the 18 pages contained in the sequential numbering system.
                 PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS




Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at October 31, 1997 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three and six month periods ended October 31, 1997 and 1996 were not audited; however, the financial statements for the three and six month periods ending October 31, 1997 and 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

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










BIOSYNERGY, INC.
December 9, 1997
                             BIOSYNERGY, INC.
                               BALANCE SHEET
                                  ASSETS
                                         October 31, 1997  April 30,1997
                                          Unaudited             Unaudited
CURRENT ASSETS
  Cash                                             28,541
12,420
  Accounts Receivable, Trade, Net of
   Allowance for Uncollectible Accounts
    of $500 at October 31, 1997 and $500 at
    April 30, 1997                                 78,126
61,030
  Inventories (Notes 1 and 4)                      44,192
45,956
  Prepaid Expenses                                  4,067
2,268
          Total Current Assets                    154,926
121,674

DUE FROM AFFILIATE (Note 3)                       301,413
291,795

PROPERTY AND EQUIPMENT
   Equipment                                 161,320             161,320
   Leasehold Improvements                          12,216
12,216
                                                  173,536
173,536
  Less: Accumulated Depreciation and
         Amortization                           ( 163,828)           (
163,010)
                                            9,708                 10,526
OTHER ASSETS
 Patents, Net of Accumulated
  Amortization (Note 1)                         23,593            25,533
 Deposits                                   6,012             6,051
 Investment in Affiliated Company (Note 3)          -                 -
                                                   29,605
31,584
                                                  495,652
455,579
                                                 ---------          -------
---

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                           9,068               12,873
  Accrued Executive Compensation                49,855             67,856
  Other Accrued Compensation                     3,425
2,137
  Accrued Payroll Taxes                               193
791
  Deferred Rent                                  1,767                1,751
  Other Accrued Expenses                    2,186             1,736
    Total Current Liabilities                   66,494
87,144
COMMITMENTS AND CONTINGENCIES (Note 7)              -                     -


SHAREHOLDERS' EQUITY (Note 5)
 Common Stock, No Par Value; 20,000,000 Shares
     Authorized, Issued:  13,806,511 Shares

     at October 31, 1997 and at April 30, 1997   632,663
632,663
 Additional paid-in capital                           100
100
 Accumulated Deficit                            (203,605)
(264,328)
                                                 429,158
368,435
                                          495,652            455,579
                                       -----------         ----------

     The accompanying notes are an integral part of the financial statements.


                             BIOSYNERGY, INC.

                          STATEMENT OF OPERATIONS
                                 Unaudited

                                          Three Months Ended
Six Months Ended
                                     October 31,
              October 31,
1997                 1996                    1997               1996
REVENUES
  Sales                       131,513              132,439        273,874
265,036
  Interest Income                    -                           34
                -                       34
  Computer Rentals and Services               150             150
      300         300
  Other Income                                     630
1,910                1,431                5,896
                                   132,293             134,533
275,605            271,266
COST AND EXPENSES
  Cost of Sales and Other
   Operating Charges                         50,644       44,720
97,557       90,022
  Research and Development                9,663             8,376
         18,134              15,473
  Marketing                                        12,012           12,693
         24,281              27,289
    General and Administrative           36,633           37,904
  74,668              72,012
    Interest Expense                               121
149                     242                   303
                                109,073                103,842
         214,882     205,099

NET INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY
     ITEMS                     23,220                  30,691
      60,723     66,167
  INCOME TAXES                     3,483          4,534
10,181            11,426
  INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEMS               19,737          26,157
       50,542          54,741

EXTRAORDINARY ITEMS
  Reduction of Income Taxes
     arising from utilization of  ------------              -------------
          --------------      --------------

NET INCOME (LOSS) PER
   COMMON SHARE (Note 6):
   Before Extraordinary Items      .0014          .0019
 .0037         .0040
   Extraordinary Items                     .0002
 .0003                 .0007              .0008
NET INCOME (LOSS)                             .0016              .0022
            .0044              .0048

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   (Note 6)                             13,806,511              13,806,511
               13,806,511       13,806,511
                      ---------------         -----------------
---------------    -----------------

The accompanying notes are an integral part of the financial statements.



                             BIOSYNERGY, INC.

                     STATEMENT OF SHAREHOLDERS' EQUITY

                     SIX MONTHS ENDED OCTOBER 31, 1997

                                 Unaudited



                                             Additional
                         Common Stock        Paid-in
                      Shares        Amount   Capital       Deficit
Total
Balance, May 1,
   1997             13,806,511     632,663          100
(264,328)      368,435


Net Profit (Loss)         -            -             -          60,723
60,723


Sale of Common Stock           -           -             -               -
       -

Balance, October 31,
  1997              13,806,511     632,663          100        (203,605)
429,158






















The accompanying notes are an integral part of the financial statements.

                             BIOSYNERGY, INC.

                         STATEMENTS OF CASH FLOWS

                                 Unaudited

                                                   SIX MONTHS ENDED JULY
31,
                                                           1997
1996
OPERATING ACTIVITIES:
  Net Income (Loss)                                 60,723        66,167
  Adjustments to Reconcile Net Cash Used for
   Operating Activities:
    Depreciation and Amortization                        2,758
2,354
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable    (17,096)        (
21,010)
     (Increase) Decrease in Inventories                   1,764
474
     (Increase) Decrease in Prepaid Expenses       ( 1,799)        (
307)
     Increase (Decrease) in Accounts Payable
       and Accrued Expenses                              (20,650)        (
30,949)
  Net Cash Provided (Used) by Operating
    Activities                                            25,700
16,729
INVESTING ACTIVITIES:
  (Increase) Decrease in Due From Affiliate
     (Note 3)                                 ( 9,618)        ( 10,079)
  (Increase) Decrease in Due From Affiliate
     Short Term Note (Note 3)                      -          (  2,000)
     (Increase) Decrease in Deposits                        39
19
  Net Cash Provided (Used) by Investing
    Activities                                           ( 9,579)
( 12,060)

FINANCING ACTIVITIES:
 Net Cash Provided (Used) by Financing
    Activities                                                -
   -

 Increase (Decrease) in Cash and Cash
    Equivalents                                           16,121
4,669
  Cash and Cash Equivalents at Beginning
    of Period                                             12,420
9,733
  Cash and Cash Equivalents at End of Period            28,541
14,402                                                                 ----
--------     ------------





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

3.   Related Party Transactions:
     The Company and its affiliates are related through common stock ownership as follows as of October 31, 1997:

                          S T O C K   O F   A F F I L I A T E S
                                                    F.K. Suzuki
                          Stevia      Biosynergy   International     Medlab
Stock Owner               Company         Inc.           Inc.          Inc.
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
 Director

     Upon the completion of the Company's public offering on July 7, 1983, the Company issued 2,000,000 shares of its no par value common stock in exchange for 1,058,181 shares of common stock of Stevia Company, Inc. The common stock of Stevia Company, Inc. had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value. The Company owned 130,403 shares of Stevia Company, Inc. Common Stock at October 31, 1997. Although the Common Stock of Stevia Company, Inc. can be traded in

                             BIOSYNERGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

     the over-the-counter market, there is no established public trading market for such common stock due to limited and sporadic trades. Stevia Company, Inc. Common Stock had an estimated market price of less than $.01 as of October 31, 1997.

     Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such charges. Such intercompany charges, together with funds advanced in prior years, have resulted in the following balances due from Stevia Company, Inc.:
                         October 31, 1997  -  $288,491
                         April 30, 1997    -  $278,874

     At April 30, 1997 and October 31, 1997, the financial condition of Stevia Company, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

     The following balances were due from F.K. Suzuki International, Inc. at the dates indicated based on the allocation of common expenses offset by advances received from time to time:
                        October 31, 1997 - $12,921
                        April 30, 1997   - $12,921

     At April 30, 1997 and October 31, 1997, the financial condition of F.K. Suzuki International, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.
     See also Note 5.

4.  Inventories:
     Components of inventories are as follows:
                               October 31, 1997       April 30, 1997
        Raw Materials            $ 29,970               $  30,583
        Work-in process            10,299                  10,257
        Finished Goods              3,923                   5,116
                                 $ 44,192               $  45,956
                                 ----------        ------------


5.   Common Stock:

     Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share. The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of the conversion. The option may be exercised until Mr. Suzuki is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of Mr. Suzuki agreeing to defer his salary when the Company was not financially able to pay salaries on a regular basis. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. An aggregate of 310,000 shares of the Company's common stock were subject to Mr. Suzuki's option at October 31, 1997.

     On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the Company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of October 31, 1997, no portion of this option has been exercised.

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

          Year ending April 30            Total Base Rent
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

8.   Income Taxes:

     At April 30, 1997, net operating loss carryforwards were available and expire, if not used, as follows:






                             BIOSYNERGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

                         Year Ending         Net Operating
                          April 30,             Losses
                           1998              $   193,062
                           1999                  677,671
                           2000                  455,166
                           2001                  449,142
                           2002                  132,470
                             2003                 85,822
                           2004                     41,176
                             2006                        160
                            2007                  28,253
                                             $ 2,062,922


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

9.   Major Customers:

     Shipments to one customer accounted for approximately 33.72% of sales during the 2nd Quarter of Fiscal 1998 and 32.32% of sales during the six month period ending October 31, 1997. The outstanding receivable from this customer was $27,454 at October 31, 1997.


10.  Management's Plans:

     Management of the Company recognizes the Company's ability to continue as a going concern is subject to continued sales performance and the ability of the Company to raise money, when needed. Therefore, management intends to continue expanding the Company's marketing efforts and to seek out financing opportunities, if necessary.













Item 2.   MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

SALES/REVENUES

For the three month period ending October 31, 1997 ("2nd Quarter"), the net sales decreased .69% or $926, and increased 3.33% or $8,838 during the six month period ending October 31, 1997, as compared to net sales for the comparative periods ending in 1996. This overall increase in sales is the result of increased sales of a variety of the Company's products rather than any single product. As of October 31, 1997, the Company had $1,118.30 in product back orders.

In addition to the above, the Company realized $300 of income as a result of leasing a portion of its computer time to Stevia Company, Inc., an affiliate, and $1,431 of miscellaneous income for the six month period ending October 31, 1997.

INCOME/LOSS

The Company realized a net profit of $23,220 during the 2nd Quarter as compared to a net profit of $30,691 for the comparative quarter of the prior year. The company also realized a net profit of $60,723 for the six month period ending October 31, 1997 as compared to a net profit of $66,167 during the same period in 1996. The decrease in net profit is due to a decrease in sales during the 2nd Quarter and an increase in cost of sales and operating charges and research and development expenses described below.

As of April 30, 1997, the Company has incurred net operating losses aggregating $2,062,922. As a result of net operating loss carryovers, no income taxes were due for Fiscal 1997 and will unlikely be due for Fiscal 1998. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 8 of the "FINANCIAL STATEMENTS."

EXPENSES
                                  GENERAL

The operating expenses incurred by the Company during the 2nd Quarter increased overall by 5.04%, or $5,231, and increased by 4.77%, or $9,783 for the six month period ending October 31, 1997. These fluctuations were not material to the operations of the Company. An explanation of each category of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

                 COST OF SALES AND OTHER OPERATING CHARGES
The cost of sales and other operating charges during the 2nd Quarter increased by $5,924 and increased by $7,535 during the six month period
ending October 31, 1997 as compared to the same periods in 1996.   As a
percentage of sales, the cost of sales and other operating charges were 38.51% during the 2nd Quarter and 33.77% for the same quarter ending in 1996, compared to 33.96% in 1996, and 35.62% during the six month period ending October 31, 1997. The increase in cost of sales and operating charges was due to the write-off of one production lot of product because it was not within specifications. Otherwise, the cost of sales and operating charges, as a percentage of sales, has not materially changed during the last year, and is not expected to materially change in the foreseeable future.

                         RESEARCH AND DEVELOPMENT

Research and development costs increased $1,287 or 15.36% during the 2nd Quarter, as compared to the same quarter in 1996. These costs increased by $2,661 or 17.19% during the six month period ending October 31, 1997 as compared to the same period in 1996. These increased costs reflect non-reoccurring expenses related to research for new technology applications, but do not reflect changes in the Company's development policies. The Company intends to continue to direct research and development to the improvement of its current product line and to those new products which are natural expansions of the current product line. The Company may also increase its research and development activities to fulfill research and development contracts for the development of products specifically designed or a customer, which will generally be offset by research revenues.

                                 MARKETING

Marketing costs for the 2nd Quarter decreased by $681 or 5.36%, as compared to the quarter ending October 31, 1996, and decreased $3,008 or 11.02% during the six month period ending October 31, 1997 as compared to the same period in 1996. The additional expenses incurred by the Company during the comparative periods in 1996 were related to the Company's participation in several trade shows and reprinting certain product information brochures. The Company intends to expend its marketing budget as resources become available.

                        GENERAL AND ADMINISTRATIVE

General and administrative costs decreased by $1,271, or 3.35%, during the 2nd Quarter and increased by $2,656 or 3.68% during the six month period ending October 31, 1997, as compared to the same periods in 1996. These changes are not indicative of any trend, but only representative of normal fluctuations in general and administrative expenses.
ASSETS/LIABILITIES
                                  GENERAL

Since April 30, 1997, the Company's assets and liabilities have not materially changed. The Company has experienced an increase in current assets and a decrease in liabilities due to improved cash flow.

                            DUE FROM AFFILIATES

The Company was owed $288,491 by Stevia Company, Inc. ("Stevia"), an affiliate, and $12,921 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 1997. These affiliates owed $278,874 and $12,921 at April 30, 1997, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include rent, salaries and benefits for common employees, insurance and legal fees. These expenses are reviewed from time to time to determine if reallocation is appropriate. See "FINANCIAL STATEMENTS." These expenses are incurred in the ordinary course of business. As a result of the increase in amounts due from affiliates, the Company has reduced its own liquid resources. The Company intends to reverse this trend by restricting the advances to and common expenses incurred on behalf of Stevia and FSKI until these affiliates are in a position to reimburse the Company.

CURRENT ASSETS/CURRENT LIABILITY RATIO

The ratio of current assets to current liabilities, 2.33 to 1, has improved compared to 1.40 to 1 at April 30, 1997. Management believes the Company's current asset/current liability ratio will be adequate for the Company's current and foreseeable future operating needs provided sales remain at the present level or improve.

WORKING CAPITAL/LIQUIDITY

During the six month period ending October 31, 1997, the Company experienced an increase in working capital of $53,902. This is due to the continuing profits of the Company during the six month period ending October 31, 1997 and the use of the cash flow from operations to reduce liabilities.

Management of the Company recognizes the Company's ability to continue as a going concern is subject to maintaining and improving sales, profitable operations, collection of accounts receivable, and the ability of the Company to obtain capital, when needed, of which there is no assurance.
The Company intends to continue expanding its marketing efforts in thement will seek out financing opportunities, including selling its common stock to private investors. The Company does not have a working line of credit, and there can be no assurance, nor is it anticipated, that the Company will be able to obtain a working line of credit on acceptable terms in the near future. The Company has not been refused goods or services from any of its vendors.

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

     (15) Letter dated December 9, 1997, regarding interim financial information. (iv)

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

Biosynergy, Inc.


Date
                              Fred K. Suzuki
                                   President, Chairman of the Board,
                                   Chief Accounting Officer
                                        and Treasurer


Date
                              Lauane C. Addis
                                   Secretary, Corporate Counsel and
                                   Director





                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date December 9, 1997         /s/ FRED K. SUZUKI /s/
                              Fred K. Suzuki
                              President, Chairman of the Board,
                                   Chief Accounting Officer and
                                        Treasurer


Date December 9, 1997         /s/ LAUANE C. ADDIS /s/
                              Lauane C. Addis
                              Secretary, Corporate Counsel and
                              Director






































                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549





                                 FORM 10Q

             Quarterly Report Pursuant to Section 13 or 15 (d)

                                    of

                  THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the period ending October 31, 1997
                      Commission File Number: 0-12459


                            BIOSYNERGY, INC.
            (Exact name of registrant as specified in charter)

                          1940 East Devon Avenue
                        Elk Grove Village, IL 60007
                              (847) 956-0471
Address and telephone number of registrant's principal executive office or principal place of business)








                                 EXHIBITS












                             BIOSYNERGY, INC.

                               EXHIBIT INDEX




                                                      Page Number
                                                      Pursuant to
                                                      Sequential
Exhibit                                               Numbering
Number         Exhibit                                System

27             Financial Data Schedule                   E-1








































                             BIOSYNERGY, INC.

[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FINANCIAL STATEMENTS OF THE REGISTRANT FOR THE THREE MONTH PERIOD AND SIX MONTH PERIOD ENDING OCTOBER 31, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


[LEGEND]
[/LEGEND]

[PERIOD-TYPE]                   3-MOS                  6-MOS
[FISCAL-YEAR-END]             APR-30-1998            APR-30-1998
[PERIOD-END]                  JUL-31-1997           OCT-31-1998
[CASH]                           28,541                28,541
[SECURITIES]                        0                           0
[RECEIVABLES]                    78,126                78,126
[ALLOWANCES]                        500                   500
[INVENTORY]                      44,192                44,192
[CURRENT-ASSETS]                154,926                154,926
[PP&E]                          173,536                173,536
[DEPRECIATION]                ( 163,828)                  (163,828)
[TOTAL-ASSETS]                  495,652                495,652
[CURRENT-LIABILITIES]            66,494                66,494
[BONDS]                             0                           0
[COMMON]                        632,663                    632,663
[PREFERRED-MANDATORY]               0                           0
[PREFERRED]                         0                           0
[OTHER-SE]                    ( 203,605)                   (203,605)
[TOTAL-LIABILITY-AND-EQUITY]    495,652                495,652
[SALES]                         131,513                273,874
[TOTAL-REVENUES]                132,293                275,605
[CGS]                            50,644                 97,557
[TOTAL-COSTS]                    50,644                 97,557
[OTHER-EXPENSES]                 21,675                 42,415
[LOSS-PROVISION]                    0                           0
[INTEREST-EXPENSE]                  121                   242
[INCOME-PRETAX]                  23,220                 60,723
[INCOME-TAX]                      3,483                 10,181
[INCOME-CONTINUING]                 0                           0
[DISCONTINUED]                      0                         -INCOME>
              23,220                     60,723
[EPS-PRIMARY]                      .002                  .004
[EPS-DILUTED]                      .002                       .004

                                E-1