Form 10-Q
period 1998-01-31
BIOSYNERGY INC
filed 1998-03-17
CIK 715812

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10Q

      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1998
                                OR

            [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

                  Commission File Number 0-12459


                                   Biosynergy, Inc.
               (Exact name of registrant as specified in its charter)


          Illinois                            36-2880990
        (State or other jurisdiction of(I.R.S. Employer incorporation or organization)Identification No.)

        1940 East Devon Avenue, Elk Grove Village, Illinois    60007
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


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at January 31, 1998 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three and nine month periods ended January 31, 1998 and 1997 were not audited; however, the financial statements for the three and nine month periods ending January 31, 1998 and 1997 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

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










BIOSYNERGY, INC.
March 9, 1998

                           BIOSYNERGY, INC.
                               BALANCE SHEET
                                  ASSETS
                                             January 31, 1998    April 30,1997
                                               Unaudited           Unaudited
CURRENT ASSETS
     Cash                                             18,746       12,420
  Accounts Receivable, Trade, Net of
   Allowance for Uncollectible Accounts
    of $500 at January 31, 1998 and $500 at
       April 30, 1997                                 78,472       61,030
     Inventories (Notes 1 and 4)                      49,095       45,956
    Prepaid Expenses                                   5,822        2,268
            Total Current Assets                     152,135      121,674

DUE FROM AFFILIATE (Note 3)                          306,118      291,795

PROPERTY AND EQUIPMENT
        Equipment                                      170,670     161,320
      Leasehold Improvements                            15,140       12,216
                                                       185,810      173,536
  Less: Accumulated Depreciation and
           Amortization                            ( 164,783)    ( 163,010)
                                                      21,027         10,526
OTHER ASSETS
      Patents, Net of Accumulated
          Amortization (Note 1)                       22,704         25,533
           Deposits                                    5,995          6,051
    Investment in Affiliated Company (Note 3)          -                -
                                                        28,699       31,584
                                                       507,979      455,579
                                                      ---------     --------



                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts Payable                          10,103           12,873
        Accrued Executive Compensation           37,355           67,856
         Other Accrued Compensation               6,880            2,137
    Accrued Payroll Taxes                           559              791
         Deferred Rent                            1,775            1,751
        Other Accrued Expenses                    1,887            1,736
          Total Current Liabilities              58,559           87,144
    COMMITMENTS AND CONTINGENCIES (Note 7)         -           -

SHAREHOLDERS' EQUITY (Note 5)
 Common Stock, No Par Value; 20,000,000 Shares
       Authorized, Issued:  13,806,511 Shares
      at January 31, 1998 and
      at April 30, 1997                         632,663           632,663
  Additional paid-in capital                     100                 100
   Accumulated Deficit                         (183,343)       (264,328)
                                                449,420             368,435
                                                507,979           455,579
                                                -----------        ----------

     The accompanying notes are an integral part of the financial statements.


                             BIOSYNERGY, INC.
                          STATEMENT OF OPERATIONS
                                 Unaudited

                                 Three Months Ended        Nine Months Ended
                                    January 31,               January 31,
                            1998                 1997      1998        1997
REVENUES
    Sales                129,139            115,625       403,014    380,661
    Interest Income       -                     20          -          54
    Computer Rentals
         and Services        150               150          450       450
     Other Income            762               772        2,192      6,669
                         130,051             116,567    405,656     387,834
COST AND EXPENSES
  Cost of Sales and Other
    Operating Charges     47,164              48,176    144,720     138,198
    Research and
         Development       8,230             7,941     26,364      23,414
      Marketing           13,195            12,525     37,477      39,814
      General and
        Administrative    41,200            35,281    115,868      107,293
       Interest Expense     --                  39        242          343
                          109,789          103,962    324,671      309,062

NET INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY
           ITEMS           20,262          12,605       80,985      78,772
       INCOME TAXES         3,039           1,891       15,246      14,693
  INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEMS   17,223          10,714       65,739      64,079

EXTRAORDINARY ITEMS
  Reduction of Income Taxes
     arising from utilization of
     prior Years' Net Operating Losses
       (Note 8)             3,039            1,891       15,246     14,693

NET INCOME (LOSS)          20,262            12,605      80,985     78,772

NET INCOME (LOSS) PER
   COMMON SHARE (Note 6):
 Before Extraordinary Items .0012           .0007           .0048    .0046
 Extraordinary Items        .0002           .0001          .0011     .0011

NET INCOME (LOSS)           .0014           .0008          .0059     .0057

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   (Note 6)              13,806,511       13,806,511    13,806,511 13,806,511
                      -------------     -------------- ----------- -----------

The accompanying notes are an integral part of the financial statements.



                             BIOSYNERGY, INC.

                     STATEMENT OF SHAREHOLDERS' EQUITY

                    NINE MONTHS ENDED JANUARY 31, 1998

                                 Unaudited

                                              Additional
                            Common Stock      Paid-in
                       Shares        Amount   Capital     Deficit    Total
Balance, May 1,
        1997          13,806,511     632,663   100      (264,328)    368,435


Net Profit (Loss)      -             -           -         80,985      80,985


Balance, January 31,
    1998              13,806,511     632,663    100      (183,343)   449,420






















The accompanying notes are an integral part of the financial statements.

                             BIOSYNERGY, INC.

                         STATEMENTS OF CASH FLOWS

                                 Unaudited
                                          NINE MONTHS ENDED JANUARY 31,
                                              1998           1997
OPERATING ACTIVITIES:
    Net Income (Loss)                               80,985         78,772
  Adjustments to Reconcile Net Cash Used for
   Operating Activities:
     Depreciation and Amortization                   4,602         3,419
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable    (17,442)        (10,750)
     (Increase) Decrease in Inventories            ( 3,139)          7,191
     (Increase) Decrease in Prepaid Expenses       ( 3,554)        (   535)
     Increase (Decrease) in Accounts Payable
        and Accrued Expenses                       (28,585)        (54,316)
  Net Cash Provided (Used) by Operating
     Activities                                     32,867          23,781

INVESTING ACTIVITIES:
   (Increase) Decrease in Due From Affiliate      ( 14,323)       ( 15,197)
  (Increase) Decrease in Deposits                       56              19
      (Increase) Decrease Equipment (  9,350)             -
  (Increase) Decrease Leasehold Improvements      (  2,924)             -
  Net Cash Provided (Used) by Investing
     Activities                                     (26,541)      ( 15,178)

FINANCING ACTIVITIES:
 Net Cash Provided (Used) by Financing
     Activities                                        -                 -

 Increase (Decrease) in Cash and Cash
     Equivalents                                    6,326             8,603
  Cash and Cash Equivalents at Beginning
     of Period                                     12,420             9,733
  Cash and Cash Equivalents at End of Period        18,746           18,336
                                                  ------------     ------------





The accompanying notes are an integral part of the financial statements.


                         BIOSYNERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS

   1.Summary of Significant Accounting Policies:

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

3.   Related Party Transactions:

     The Company and its affiliates are related through common stock ownership as follows as of January 31, 1998:

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
 Director

     Upon the completion of the Company's public offering on July 7, 1983, the Company issued 2,000,000 shares of its no par value common stock in exchange for 1,058,181 shares of common stock of Stevia Company, Inc. The common stock of Stevia Company, Inc. had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value. The Company owned 130,403 shares of Stevia Company, Inc. Common Stock at January 31, 1998. Although the Common Stock of Stevia Company, Inc. can be traded in the over-the-counter market, there is no established public trading market for such common stock due to limited and sporadic trades. Stevia Company, Inc. Common Stock had an estimated market price of less than $.01 as of January 31, 1998.

     Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such charges. Such intercompany charges, together with funds advanced in prior years, have resulted in the following balances due from Stevia Company, Inc.:
     January 31, 1998  -  $293,197
     April 30, 1997    -  $278,874

     At April 30, 1997 and January 31, 1998, the financial condition of Stevia Company, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.

     The following balances were due from F.K. Suzuki International, Inc. at the dates indicated based on the allocation of common expenses offset by advances received from time to time:
                    January 31, 1998 - $12,921
                    April 30, 1997   - $12,921

     At April 30, 1997 and January 31, 1998, the financial condition of F.K. Suzuki International, Inc. was such that it is unlikely to be able to repay the Company during the current year without liquidating a portion of its assets.
     See also Note 5.

4.  Inventories:

     Components of inventories are as follows:
           January 31, 1998       April 30, 1997
        Raw Materials            $ 33,995               $  30,583
        Work-in process             8,390                  10,257
        Finished Goods              6,710                   5,116
                                 $ 49,095               $  45,956
                                   ---------- ------------

   5.Common Stock:

     Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share. The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of the conversion. The option may be exercised until Mr. Suzuki is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of Mr. Suzuki agreeing to defer his salary when the Company was not financially able to pay salaries on a regular basis. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. An aggregate of 60,000 shares of the Company's common stock were subject to Mr. Suzuki's option at January 31, 1998.

     On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the Company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of January 31, 1998, no portion of this option has been exercised.

     The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market for such common stock due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

   6.Income (Loss) Per Share:

     Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits. Fully diluted earnings per share, assuming exercise of outstanding options, is not presented since exercise of the options would be anti-dilutive.

7.   Lease Commitments:

     In 1997, the Company entered into a new lease agreement for its current facilities which expires January 31, 2001. The base rent under the lease, of which 15% is allocated to Stevia Company, Inc., escalates over the life of the lease. Total rent payments for each fiscal year are as follows:

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

8.   Income Taxes:

     At April 30, 1997, net operating loss carryforwards were available and expire, if not used, as follows:

       Year EndingNet Operating
        April 30,   Losses
          1998$   193,062
          1999    677,671
          2000    455,166
          2001    449,142
          2002    132,470
          2003     85,822
          2004     41,176
          2006        160
          2007     28,253
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

9.   Major Customers:

     Shipments to one customer accounted for approximately 27.36% of sales during the 3rd Quarter of Fiscal 1998 and 31.19% of sales during the nine month period ending January 31, 1998. The outstanding receivable from this customer was $27,687 at January 31, 1998.


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








Item 2.   MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

SALES/REVENUES

For the three month period ending January 31, 1998 ("3rd Quarter"), the net sales increased 11.68% or $13,514, and increased 5.87% or $22,353 during the nine month period ending January 31, 1998, as compared to net sales for the comparative periods ending in 1997. As of January 31, 1998, the Company had no back orders.

In addition to the above, the Company realized $450 of income as a result of leasing a portion of its computer time to Stevia Company, Inc., an affiliate, and $2,192 of miscellaneous income for the nine month period ending January 31, 1998.

INCOME/LOSS

The Company realized a net profit of $20,262 during the 3rd Quarter as compared to a net profit of $12,605 for the comparative quarter of the prior year. The company also realized a net profit of $80,985 for the nine month period ending January 31, 1998 as compared to a net profit of $78,772 during the same period in 1997. The overall increase in net profit is due to an increase in sales.

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

EXPENSES
                             GENERAL

The operating expenses incurred by the Company during the 3rd Quarter increased overall by 5.60%, or $5,827, and increased by 5.05%, or $15,609 for the nine month period ending January 31, 1998. An explanation of each category of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

            COST OF SALES AND OTHER OPERATING CHARGES

The cost of sales and other operating charges during the 3rd Quarter decreased by $1,012 and increased by $6,522 during the nine month period
ending January 31, 1998 as compared to the same periods in 1997.   As a
percentage of sales, the cost of sales and other operating charges were 36.52% during the 3rd Quarter and 41.66% for the same quarter ending in 1997. For the nine month period, cost of sales and other operating charges were 35.91% in 1998 compared to 36.30% during the nine month period ending January 31, 1998. The increase in cost of sales and operating charges was due to an increase in salaries and related employee expenses. Otherwise, the cost of sales and operating charges, as a percentage of sales, has not materially changed during the last year, and is not expected to materially change in the foreseeable future.

                     RESEARCH AND DEVELOPMENT

Research and development costs increased $289 or 3.64% during the 3rd Quarter, as compared to the same quarter in 1997. These costs increased by $2,950 or 12.60% during the nine month period ending January 31, 1998 as compared to the same period in 1997. These increased costs do not reflect changes in the Company's development policies. The Company intends to continue to direct research and development to the improvement of its current product line and to those new products which are natural expansions of the current product line. The Company may also increase its research and development activities to fulfill contracts for the development of products specifically designed for a customer, which will generally be offset by research revenues.

                            MARKETING

Marketing costs for the 3rd Quarter increased by $670 or 5.35%, as compared to the quarter ending January 31, 1997, and decreased $2,337 or 5.87% during the nine month period ending January 31, 1998 as compared to the same period in 1997. The Company intends to expend its marketing budget as resources become available.

                    GENERAL AND ADMINISTRATIVE

General and administrative costs increased by $5,919, or 16.78%, during the 3rd Quarter and increased by $8,575 or 7.99% during the nine month period ending January 31, 1998, as compared to the same periods in 1997. The overall increase is due primarily to an increase in salaries and related employee expenses and writeoff of non-collectable receivables. These changes are not indicative of any trend, but only representative of normal fluctuations in general and administrative expenses.

ASSETS/LIABILITIES
                             GENERAL

In the 3rd Quarter, the Company invested $9,350 on die Cutting Equipment. All manufacturing of the Company's cholesteric liquid crystal products are now done at the Company's facilities in Elk Grove Village, Illinois. The Company also invested $2,924 in leasehold improvements for the new equipment. The Company also experienced an increase in current assets and a decrease in liabilities due to improved cash flow.

                       DUE FROM AFFILIATES

The Company was owed $293,197 by Stevia Company, Inc. ("Stevia"), an affiliate, and $12,921 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 1998. These affiliates owed $278,874 and $12,921 at April 30, 1997, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include rent, salaries and benefits for common employees, insurance and legal fees. These expenses are reviewed from time to time to determine if reallocation is appropriate. See "FINANCIAL STATEMENTS." These expenses are incurred in the ordinary course of business. As a result of the increase in amounts due from affiliates, the Company has reduced its own liquid resources. The Company intends to reverse this trend by restricting the advances to and common expenses incurred on behalf of Stevia and FSKI until these affiliates are in a position to reimburse the Company.

CURRENT ASSETS/CURRENT LIABILITY RATIO

The ratio of current assets to current liabilities, 2.60 to 1, has improved compared to 1.40 to 1 at April 30, 1997. Management believes the Company's current asset/current liability ratio will be adequate for the Company's current and foreseeable future operating needs provided sales remain at the present level or improve.

WORKING CAPITAL/LIQUIDITY

During the nine month period ending January 31, 1998, the Company experienced an increase in working capital of $59,046. This is due to the continuing profits of the Company during the nine month period ending January 31, 1998 and the use of the cash flow from operations to reduce liabilities.

Management of the Company recognizes the Company's ability to continue as a going concern is subject to maintaining and improving sales, profitable operations, collection of accounts receivable, and the ability of the Company to obtain capital, when needed, of which there is no assurance. The Company intends to continue expanding its marketing efforts in the medical market and new markets. If necessary, Management will seek out financing opportunities, including selling its common stock to private investors. The Company does not have a working line of credit, and there can be no assurance, nor is it anticipated, that the Company will be able to obtain a working line of credit on acceptable terms in the near future. The Company has not been refused goods or services from any of its vendors.

Except for its operating working capital needs, the Company has no material contingencies for which it must provide.


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.

(a) The following exhibits are included herein pursuant to Section 601:

      (3)     Articles of Incorporation and By-laws (i)

      (10)  Material Contracts

     (a)  Deferred Compensation Option Agreement, dated January
          31, 1990, between the Company and Fred K. Suzuki (ii)

     (b) Stock Option Agreement, dated August 1, 1993, between the Company and Fred K. Suzuki (iii)

    (11)  Statement regarding computation of per share earnings - none.

     (15) Letter dated March 9, 1998, regarding interim financial information. (iv)

    (18)  Letter regarding change in accounting principles - none.

    (19)  Report furnished to securityholders - none.

    (22) Published report regarding matters submitted to vote of securityholders - none.

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

Biosynergy, Inc.


   Date March 9, 1998                 Fred K. Suzuki
                                      President, Chairman of the Board,
                                      Chief Accounting Officer and Treasurer


   Date March 9, 1998                  Lauane C. Addis
                                       Secretary, Corporate Counsel and
                                        Director





                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


   Date March 9, 1998              /s/ FRED K. SUZUKI /s/
                                   Fred K. Suzuki
                                   President, Chairman of the Board,
                                   Chief Accounting Officer and Treasurer


   Date March 9, 1998              /s/ LAUANE C. ADDIS /s/
                                   Lauane C. Addis
                                   Secretary, Corporate Counsel and
                                    Director






































                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549





                             FORM 10Q

        Quarterly Report Pursuant to Section 13 or 15 (d)

                                of

             THE SECURITIES AND EXCHANGE ACT OF 1934

              For the period ending January 31, 1998
                 Commission File Number: 0-12459


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