Form 10-K
period 1998-04-30
BIOSYNERGY INC
filed 1998-07-24
CIK 715812

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                          For the fiscal year ended 4/30/98

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

         NONE                               NONE

         Securities registered pursuant to section 12(g) of the Act:
         Common Stock, No Par Value
         (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X     No        .
          -------     -------

      Page One of 53 pages contained in the sequential number system.  The
      Exhibit Index may be found on page E-i of the sequential numbering system.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

      The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the registrant on April 30, 1998 cannot be ascertained with any certainty because there is no established trading market due to limited and sporadic trades.

      The number of shares of common stock outstanding on April 30, 1998 was 13,806,511.

      No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 14.

                                Part I

       Item 1. Description of Business
               General Development of Business

  Biosynergy, Inc. (the "Company") was incorporated as an Illinois corporation on February 9, 1976. The Company was formed primarily for the purpose of developing, manufacturing, and marketing products utilizing cholesteric liquid crystals. The Company presently manufactures and markets disposable medical, laboratory and industrial thermometric and thermographic cholesteric liquid crystal devices.

  Although the Company did not enter into any agreements materially affecting its operations during Fiscal 1998, the Company extended its contract with the American Association of Blood Banks for two years. See "Marketing and Distribution." The Company experienced an increase in sales during fiscal 1998. The Company's sales of $529,460 were the highest since fiscal 1982. The Company realized a profit of $99,351 for the fiscal year ending April 30, 1998 compared to $88,963 for fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company continued to introduce its products directly to industrial customers during Fiscal 1998. Although the Company did not make any material sales to customers in the industrial markets, the Company submitted various proposals to potential customers for use of its time/temperature technology. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

  Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

  Financial Information About Industry Segments

  The Company generated revenues from sales of eleven medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 1998, 1997 and 1996. For a description of these products, see "Narrative Description of Business" below.

  Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 1998, 1997 and 1996.


                                                      Fiscal Year Ending
                                                        April 30, 1998
              Medical and
              Laboratory                        Sales of        Percentage
              Products                          Product        of total Sales
              ----------------------            ------------   --------------
              HemoTempR II BMD                  $444,005.90           83.8%
              TempTrendR TI                       31,165.50            5.9%
              TempTrendR II TTD                   13,136.00            2.5%
              HemoTempR BMD                       12,574.60            2.4%
              LabTempR 20 ST                       6,796.00            1.3%
              LabTempR 40 ST                       6,688.50            1.3%
              Miscellaneous (1)                    5,926.50            1.1%
              HemoTempR II Activator               5,570.00            1.0%
              Vena-VueR VAD                        2,070.00             .4%
              StaFreezR FTI                        1,527.00             .3%
                                                -------------  --------------
                                                $529,460.00(2)       100.0%

                                                    Fiscal Year Ending
                                                      April 30, 1997
                                              -------------------------------

              Medical and                                         Percentage
              Laboratory                      Sales of             of Total
              Products                         Product               Sales
              ------------------              ----------------    ------------

              HemoTempR II BMD                 $415,616.20            82.7%
              TempTrendR TI                      29,215.50             5.8%
              TempTrendR II TTD                  15,708.00             3.1%
              HemoTempR BMD                      14,496.00             2.9%
              LabTempR 20 ST                      9,042.50             1.8%
              HemoTempR II Activator              6,164.00             1.3%
              LabTempR 40 ST                      5,589.50             1.1%
              Vena-VueR VAD                       2,635.00              .5%
              Miscellaneous (1)                   1,517.00              .5%
              StaFreezR FTI                       2,576.35              .3%
                                               $502,560.05(2)        100.0%

                                              Fiscal Year Ending
                                                April 30, 1996
              Medical and                                      Percentage
              Laboratory                Sales of                of Total
              Products                   Product                Sales
              ----------------------    ---------------        --------------
              HemoTempR II BMD            $365,243.30              80.3%
              TempTrendR TI                 34,174.90               7.6%
              TempTrendR II TTD             18,422.50               4.1%
              HemoTempR BMD                 13,329.00               2.9%
              LabTempR 20 ST                 7,884.50               1.7%
              HemoTempR II Activator         6,423.00               1.4%
              LabTempR 40 ST                 4,587.00               1.0%
              Vena-VueR VAD                  2,000.00               0.4%
              Miscellaneous (1)              1,487.45               0.3%
              StaFreezR FTI                  1,232.00               0.3%
                                          $454,783.65(2)          100.0%

---------------

(1) Includes sales of LabTempR 60, L.C. Sheets, Tempa.SlideTM, and special order thermometric and thermographic consumer and laboratory products.

(2) Includes discounts and returns.

See "Information About Foreign and Domestic Operations and Export Sales". See also "Selected Financial Data" and "Financial Statements and Supplement-ary Data" for the operating profit and loss and identifiable assets related to the Company's operations in its industry segment.

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

Thermographic and Thermometric Devices and Accessories.

During the fiscal year ending April 30, 1998 the Company manufactured and marketed various medical, laboratory and consumer thermometric and thermo-graphic devices. These products were sold to hospitals, clinical end-users, laboratories and product dealers.

1. The HemoTempR Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-6o C., and not allowed to exceed 10o C. Since human blood is always in short supply, it is critical that blood be maintained within these specifica-tions to avoid loss.

HemoTempR BMD monitors the core temperature of a blood bag from 1-12o C., and replaces the impractical mercury thermometer susceptible to breakage.

HemoTempR BMD once attached to the blood bag is usablethroughout the life of the blood.

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

3. HemoTempR II Activator, introduced during Fiscal 1995, is an electronic, portable block model heater developed to provide a reliable source of heat necessary to activate the Company's HemoTempR II BMD. The HemoTempR II Activator has a thermostatic control to permit precise setting and continuous control of temperatures in the range for activation of the Company's HemoTempR II BMD. This device is intended by the Company to be used with HemoTempR II BMD as a system for blood monitoring. This device is the only product sold by the Company during Fiscal 1997 which is not manufactured by the Company.

4. TempTrendR Temperature Indicator ("TI") is primarily used to monitor the temperature of urine specimens collected for drug testing to detect fraudulent urine specimens. Most common forms of drug testing require a urine specimen. However, the test is valid only if a legitimate urine specimen is collected which has not been altered by the subject to mask a drug abuse problem. In order to eliminate altered or fraudulent urine specimens in tests on federal employees, federal government guidelines require that urine temperature be measured within four minutes of sample collection, and that the temperature be 90.5-98.9o F. Temperature measure-ments taken with TempTrendR TI are simply a matter of observing the color illuminated number and recording the temperature. TempTrendR TI also provides a non-invasive method of monitoring the actual surface temperature trends of any body surface where temperature measurement is important, such as near joints in rheumatoid arthritis and to assess blood circulation.

5. TempTrendR II Temperature Trend Device ("TTD") is a second generation temperature trend device which is correlated to internal body temperature and provides a non-invasive, readily visible means of monitoring changes in body temperature. TempTrendR II TTD will reflect oral temperatures such as those taken by glass thermometers. TempTrendR II TTD is used intraoperatively to
warn of developing hyper or hypothermic   conditions.  The indicator is also
excellent for monitoring a patient's temperature during any type of transfusion procedure.

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

The Company is also developing other devices.  These include:

1. The Company intends to market new irreversible time/ temperature indicators which will be used as shipping labels, and in other forms, for the frozen food packaging industry (under the tradename FoodGardeTM), the pharmaceutical industry, and for other industries requiring careful monitoring of refrigerated or frozen materials. The devices will have irreversible color changes at various temperatures determined to be critical by the end-user. Therefore, a purchaser, whether an individual consumer or a merchant, will be able to instantaneously determine the temperature history of the material. Although the liquid crystal formulations are substantially completed, the Company is uncertain at this time when these products will be sold.

2.Hemo-CoolTM Thermoelectric Blood Cooling/Storage System ("TBCSS") is a self-contained, portable blood storage and shipping device for use in shipping whole blood from the blood bank to surgery, in the hospital setting, or to other destinations outside the hospital. The device operates similar to a portable refrigerator with a DC power supply, which is designed to maintain a constant temperature suitable for human blood. The cooling device is portable and can be used for storage and shipping of various other biologicals that have to be maintained at a constant refrigerated temperature.

3. The Company has recognized a need exists for a simple, inexpensive indicator to determine if sensitive materials have been subjected to freezing temperatures. The Company is continuing its investigation of the feasibility of such an indicator.

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

The Company is currently investigating alternative thermometric and thermographic technologies for use in applications where the Company's current products are unsuitable. Since the investigation of these alternative technologies is not complete, there can be no assurance the Company will be able to develop any commercial products as a result of this activity.

Manufacturing. The Company manufactures all of its products except for the HemoTempR II Activator and Hemo-CoolTM TBCSS. These products are manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has twenty-two years of experience working with various liquid crystal formulations and thermometric and thermographic application methods. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Because of these conditions, the Company has been forced to rely heavily on its own marketing and distribution efforts in the medical market, rather than the use of the traditional medical product distributors, for a large portion of its sales. Nevertheless, the Company's primary distributor in the United States, Fisher Scientific Company ("Fisher"), and the Company's other product distributors have increased their sales of the Company's products throughout the United States over the past few years. During Fiscal 1998, Fisher accounted for 31.3% of the Company's sales. Although it is difficult to predict the ultimate success of Fisher and other distributors in selling the Company's products, management believes this trend will continue.

Effective March 31, 1998, the Company renewed its contract with the American Association of Blood Banks ("AABB") Group Purchasing Program for two years. Approximately 2,500 AABB Member Institutions throughout the United States are eligible to purchase HemoTempR II blood bag temperature indicators and HemoTempR II Activators at a discount under this contract. The Company is required to pay a commission of 2% of all sales under this contract to the AABB.

The Company continues to negotiate with various medical and laboratory product companies for the distribution of its products under private labels and to introduce its products in the industrial, pharmaceutical and laboratory markets, the success of which cannot be assured. See "Thermometric and Thermographic Devices."

At the present time, two employees are engaged on a part-time basis in marketing the Company's products. The Company also uses the services of an in-house sales representative for telemarketing on a commission only basis. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives, and is therefore aggressively seeking distributors for its products throughout the world. The effect these independent dealers will have on revenues has not yet been determined.

The Company is unaware of its current market share for its medical and laboratory products, although the Company is currently collecting data to be used in marketing studies in the future.


Sources and Availability of Raw Materials. In general, the Company believes its sources and availability of raw materials to be satisfactory. Presently, there are a limited number of domestic manufacturers of liquid crystal chemicals. Although it is expected that these domestic manufacturers will continue to supply the raw liquid crystals needed for the production of the Company's products, which cannot be assured, if industrial quantities of raw liquid crystals are unavailable from domestic sources, the Company will need to import these materials from foreign suppliers, or, as an alternative, manufacture such materials itself. Other materials are currently available from a variety of suppliers.

Patents and Trademarks. The Company has been granted or assigned five United States and four foreign patents relating to liquid crystal technology. Four of the United States patents and all of the foreign patents, generally related to liquid crystals or liquid crystal dispersion processes, have expired. The other patent relating to cholesteric liquid crystal formula tions and temperature monitoring means for the Company's irreversible liquid crystal products (No. 4,859,360), expires on August 22, 2006. Although several of the Company's patents have expired, management does not believe this will have an adverse material impact on the Company's operations, revenues or properties.

The Company has received registered trademark protection on all product names to date, excepting Temp-D-TekTM, Tempa.SlideTM, FoodGardeTM, LaproVueTM and Hemo-CoolTM. The Company has retained, however, all the rights to the Temp-D-TekTM, Temp.SlideTM, FoodGardeTM, LaproVueTM and Hemo-CoolTM common law trademark. Additional trademark registrations will be applied for as needed.

Although patent and trademark protection is important, the Company believes no material adverse effects to the Company's operations will result in the event additional patents and/or trademarks are not obtained, or, if attained, such patents and/or trademarks are held to be invalid. Certain processes and chemical formulas will be maintained only as trade secrets. Management feels that it will be difficult for potential competition to analyze or reproduce the secret processes and formulas without substantial expenditures of capital and resources.

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

As of April 30, 1998, the Company had $161,092 of current assets available. Of this amount, $50,148 was inventory and $75,955 was net trade receivables. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 1999 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it will be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. Fisher, the Company's primary independent product distribu-tor, was directly responsible for 31.3% or more of the Company's net sales during the fiscal year ending April 30, 1998. No other customer or distributor accounted for 10% or more of the Company's net sales during the past fiscal year. At April 30, 1998, Fisher owed the Company $26,723. Management believes the loss of this customer would materially reduce the revenues of the Company until the Company could retain the services of another major product distributor.

Backlogs. The Company had backorders of $7,453 as of April 30, 1998. All back orders have been filled.

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

The Company's HEMOTEMPR II BMD (blood bag temperature monitor) competes in the medical market against Safe-T-Vue (MonoTech) and MonitorMark (3M).
Management of the Company believes that the MonoTech and 3M products are technically inferior to HEMOTEMPR II BMD in that they provide only an irreversible monitor with nothing to warn the user that blood is approaching an unsafe temperature. In addition, the MonoTech product must be refrigerated prior to use, and, because of their design, both products can readily be dislodged from the blood bag. There is no known commercial competitors of the Company's HemoTempR II Activator.

The Company's TempTrendR II competes in the medical market against Temp-A-Strip (Johnson & Johnson), Stick-Temp (Trademark Sales) and Temp-A-Dot (PyMaH
Corp). Stick-Temp is distributed on a limited basis and there is little information available concerning it. Management of the Company believes that the Johnson & Johnson product is less technically advanced than the Company's TempTrendR TTD and is primarily distributed in the Consumer market. Temp-A-Dot is a wax impregnated strip of paper inserted into the mouth to monitor core temperature. Although it is reported to cost less than TempTrendR II thermometers, it has the disadvantage of single reading, invasive methodology and cannot be used to monitor temperature trends. Recently, a few private label indicators have been introduced to the market. These are manufactured by Dijinni Industries, PyMaH Corporation, Hallcrest Products and American Thermometer, who compete with the Company in the consumer market for forehead temperature indicators and in the drug testing market for urine thermometers.

Other companies, such as Eurand American, are only involved in the manufacture of liquid crystal raw materials and do not directly compete with the Company for sale of medical, industrial or consumer products. Mercury and electronic thermometers are used in several competitive applications. They are generally more costly, non-disposable or not usable in most applications where liquid crystal thermometry and temperature indicators are utilized.

Research and Development. During Fiscal 1998, 1997 and 1996, the Company spent $36,070, $32,265 and $27,995, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Information About Foreign and Domestic Operations and Export Sales. The Company had export sales of $17,077 during the last fiscal year, and export sales of $22,145 and $16,956 during the fiscal years ending in 1997 and 1996, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Environmental Protection Expenditures. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 1999.

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

Item 2. Properties

The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party. The Company sub-leases 1,560 square feet to Stevia Company, Inc., an affiliate. The lease for these facilities expires on January 31, 2001. See footnote 9 of the "Financial Statements."

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

Item 4. Submission of Matters to a Vote of Security Holders.

None


                                PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters.

Market Information. Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock. These quota-tions do not necessarily reflect actual transactions nor represent the actual value or trading price of the Company's common stock. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission. Trading and pricing information for Fiscal 1996, 1997 and 1998 was not available to the Company, although the management of the Company does not believe there were sufficient trades to establish a market for its common stock.

Holders. As of April 30, 1998, there were approximately 854 shareholders of record of the Company's common stock.

Dividends. The Company has never declared any dividends and does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

Item 6. Selected Financial Data

                                    Fiscal Years Ending
                   -------------------------------------------------------
                    1998         1997       1996        1995        1994
                   -------------------------------------------------------

Operating Revenues $529,460     $502,560   $454,784    $443,337   $403,963
Other Revenues        3,460        8,104      5,677       6,863      4,445
Net Income/(Loss)    99,351       88,963     92,197      47,824     24,513
 after Taxes
Net Income/(Loss)     .0072        .0064      .0066       .0035       .002
 per Share After
 Taxes

Total Assets        521,062      455,579    428,331     409,320    395,722
Long Term Debt          -           -          -           -          -
Stockholder Equity/
  (Deficit)         467,786      368,435    279,472     187,275    139,451

Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Net Sales. Net sales for the fiscal year ending April 30, 1998 were $26,900, or 5.4%, higher than the previous fiscal year, and $74,676, or 16.42%, higher than the fiscal year ending in 1996. The increase in sales during Fiscal 1998 was due to the growing acceptance of the Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $28,390, or 6.8%, in sales of its HemoTempR II product in Fiscal 1998 as compared to Fiscal 1997, and an increase of $50,373, or 14%, in Fiscal 1997 as compared to Fiscal 1996.

Other Revenues. During Fiscal 1998, the Company realized $3,460 of miscellaneous income. This income was related to leasing a portion of its computer time to Stevia Company, Inc., an affiliate, sub-leasing a portion of the Company's storage space to a non-affiliate, and contract printing for a non-affiliate.

Costs and Expenses. Costs and expenses for the fiscal year ending April 30, 1998 increased by $11,868 compared to the fiscal year ending in 1997, and increased by $52,525 as compared to the fiscal year ending in 1996. The overall increase in costs and expenses for Fiscal 1998 were generally related to a company wide increase in salaries and wages and increased production costs related to increased sales. Generally, with the exception of the increase in employee salary and related expenses, the overhead expenses of the Company have remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 35.77% for the fiscal year ending April 30, 1998, 36.94% for the fiscal year ending in 1997 and 35.81% for the fiscal year ending in 1996. The Company expects that the cost of sales as a percentage of net sales will remain substantially the same over the next fiscal year in the absence of a material decrease in sales or increase in raw material cost.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 1998 by $3,805, or 11.79%, as compared to the fiscal year ending in 1997, and increased by $13,161, or 47.01%, as compared to the fiscal year ending in 1996. Historically, the Company's research and development activities were limited to improvement of the current product line and development of products which were natural extensions thereof. Recently the Company has noted there appears to be a need for other products and accessories complimentary to its current product line. These products will help systematize the use of the Company's current products. As an example, the Company developed the HemoTempR II Activator. See "Narrative Description of Business - Thermographic and Thermometric Devices and Accessories." Although the Company intends to continue to improve its current product line, the Company is also investigating the possibility of developing other products using technologies other than liquid crystal technology to augment its current product line. Although it is not anticipated that the development of such products will materially increase the Company's research and development expenses, there is insufficient information available to determine the extent the Company will be required to allocate its resources to develop these products. In addition, the Company will continue to develop products pursuant to contracts with unrelated entities. The increase in research and development costs as a result of such development contracts will be directly related to the revenues derived therefrom.

Marketing Expenses. The Company's marketing expenses were $51,077 in 1998 and $54,075 in 1997, as compared to $45,685 for the fiscal year ending in 1996. The Company continues to increase its marketing activities which management believes is necessary to continue the Company's growth. Included in marketing expenses for Fiscal 1998 are commissions related to an unsalaried salesperson.

General and Administrative Expenses. The Company's general and administrative costs increased by $7,475 as compared to the 1997 fiscal year, and increased by $13,399 as compared to the fiscal year ending in 1996. The increase was primarily the result of company wide increases in salaries and wages. See "Cost and Expenses" above. Management of the Company has generally stabilized general and administrative expenses. Except for extraordinary items, and salary and related employee expenses, it is unlikely general and administrative expenses will materially change during Fiscal
1999.

Net Income/Loss. The Company experienced a net income of $99,351, an increase of $10,388 over Fiscal 1997, and an improvement of $7,154 over Fiscal 1996. The overall increase in net operating income is primarily due to an increase in product sales. See "Net Sales" and "Costs and Expenses" above. Management realizes that the continued profitability of the Company depends upon improving and maintaining sales of the Company's products. The Company has continued its efforts to improve sales. However, there can be no assurance the Company will be able to continue to increase or maintain the current level of net sales.

As of April 30, 1998, the Company had net operating loss carryovers aggregating $1,869,860. Therefore, no income taxes are due for Fiscal 1998. See "Financial Statements," for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 8 to the Financial Statements for the year ending April 30, 1998. See "Financial Statements."

Assets. Since April 30, 1997, the Company's assets have increased by $65,483. This is primarily due to increases in amounts Due From Affiliates (see below). Other changes in specific items do not reflect changes outside the ordinary course of business.

The Company was owed $298,335 by Stevia Company, Inc. ("Stevia"), an affiliate, and $13,221 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 1998. These affiliates owed $278,874 and $12,921 at April 30, 1997, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include certain rent, salaries for common employees, insurance and employee benefits, and legal fees. See "Financial Statements." These expenses are incurred in the ordinary course of business. As a result of the increase in amounts due from affiliates, the Company has reduced its owns liquid resources. Although management believes it is cost effective to share common expenses with its affiliates, the Company has reduced the amount of advances and common expenses charged to Stevia and FKSI until these affiliates are in a position to reimburse the Company. Collectability of the amounts due from the affiliates cannot be assured without the liquidation of all or a portion of their assets, and thus such receivables have been classified as non-current assets.

Liabilities. The Company's overall liabilities have decreased by $33,868 since April 30, 1997. This is primarily due to improved cash flow from operations which has been used to satisfy liabilities. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 3.02 to 1, has increased from 1.40 to 1 at April 30, 1997. Although the Company realized income in Fiscal 1998, the Company used $19,761 of its cash to pay expenses incurred by the Company on behalf of Stevia and FKSI, which was not reimbursed. To this extent, the Company's current assets were converted to long-term receivables thereby reducing its current assets/liabilities ratio. In order to continue to improve the current asset/liability ratio, the Company's operations must remain profitable and the Company must curtail the use of its current assets for the benefit of Stevia and FKSI.

Liquidity and Capital Resources. During the fiscal year ending April 30, 1998, the Company had an increase in net working capital of 72,239. The increase in net working capital is primarily due to improved cash flow from operations which was used to retire company debt.

Cash provided by operating activities was $50,709 during Fiscal 1998, $30,652 during Fiscal 1997 and $42,155 during Fiscal 1996. This increase primarily is the result of overall growth and net income from operations. Although the Company experiences varying collection periods of its accounts receivable, the Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity.

The Company's cash flows from operations are considered adequate to fund the short term capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is therefore a risk additional financing may be necessary to fund long-term capital needs of the Company. However, there is no currently known long-term capital needs.

Due to the limited availability of cash to the Company during the fiscal years ending April 30, 1996, 1997 and 1998 and the inability of the company to borrow the funds required, the Company chose not to have its financial statements audited. The cost of such an audit would be approximately $15,000 per year.

Effects of Inflation. With the exception of inventory and labor costs increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three
(3) years. Inflation is not expected to have a material effect in the foreseeable future.

Except for its operating capital needs, the Company does not have any other material contingencies for which it must provide.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is set forth in pages F-1 to F-12.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.
                                 Part III

The information contained in items 10, 11, 12, and 13 is the same information to be included in the Registrant's definitive proxy statement, if any, to be filed with the Commission, and is included herein for convenience only.

Item 10.  Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company are:



                              Positions              Served in
Name                  Age     with Company           Office Since
________________     _____    _____________________  __________________
Fred K. Suzuki        68      President, Treasurer,  February, 1976 (1)
Director of Research
and Development,
Director of Marketing
and Sales, and Chairman
of the Board of Directors

Mary K. Friske        38       Vice President ,       September, 1993
Administration,
Manager of Sales

Laurence Mead         36       Vice President,         April, 1994
Manufacturing,
Manager of Financial
and Product Development

Lauane C. Addis       42       Corporate Counsel,      February, 1984
Secretary and                                          December, 1985
Director                                               February, 1987

James F. Schembri     63       Director                November, 1990

________________

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

Business Experience.

Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

FRED K. SUZUKI, Jr., Chairman of the Board, President, Treasurer, Director of Research and Development and Director of Marketing and Sales. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 to the present. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki International, Inc. ("FKSI"), President and Chairman of the Board of Directors of Stevia Company, Inc. ("Stevia"), President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). FKSI is a holding company of Medlab, Stevia, and the Company. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia is in the business of developing, manufacturing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products. Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company.

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

LAURENCE MEAD, Vice President - Manufacturing and Manager of Financial and Product Development. Mr. Mead joined the production department of the Company in 1980, and has served as the Company's Production Manager since 1984. In April, 1994, Mr. Mead was appointed Vice President - Manufacturing and Manager of Financial and Product Development. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

LAUANE C. ADDIS, Secretary, Corporate Counsel, and Director. Mr. Addis is currently a member of the law firm Katz, Karacic, Helmin & Addis, P.C., Chicago, Illinois. Mr. Addis served the Company from February, 1984 to June, 1991 as its Vice President - Finance and Chief Financial Officer on a part-time basis and was employed in the equivalent capacity on a part-time basis by Stevia Company, Inc., an affiliate of the Company. From December, 1985 thru June, 1991, Mr. Addis also served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company. In July, 1991, Mr. Addis resigned from these positions to return to the full-time private practice of law. Mr. Addis is also the Secretary and a director of Stevia Company, Inc. and an officer and director of FKSI, an affiliate of the Company. Mr. Addis graduated from Andrews University with a B.A. in History and Business Administration in June, 1978. He received his Doctor of Jurisprudence from Baylor University in 1981 and his Master of Laws in Taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado, Illinois and Texas Bar Associations.

JAMES F. SCHEMBRI, Director. Mr. Schembri was elected to the Board of Directors on November 15, 1990. Mr. Schembri is the founder and President of Schembri & Associates (formerly Automatic Controls Company). This company was a manufacturer's representative with offices in Michigan, Ohio and Kentucky. It currently is involved in specialized lending situations with Equity Funding, Inc. of West Bloomfield, Michigan. Mr. Schembri is one of the founders and President of Fenton Systems, Inc., Burton, Michigan. In addition to these activities, Mr. Schembri is founder and President of Wickfield Leasing Company, which leases automobiles and office equipment.
Mr. Schembri is a director of Stevia Company, Inc., an affiliate. Mr. Schembri received his Bachelor of Science Degree in Mechanical Engineering from the University of Detroit in June, 1957.

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 1998, 1997 and 1996 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.


                             Summary Compensation Table
               Annual Compensation             Long Term Compensation/Awards

 Name and                           Other
 Principal                          Annual                        All Other
 Position    Year    Salary  Bonus  Compensation (1) Options (2) Compensation
 --------    -----   ------  -----  ------------     -------     ------------
 Fred K.
   Suzuki    1998   $60,770    -        -               -              -
 President,  1997   $56,827    -        -               -              -
 Chairman of 1996   $47,525    -       (3)              -          $1,342 (4)
 the Board and
 Chief Executive
 Officer

-----------------

 (1) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus.

(2) See "Stock Options" below.

(3) In addition, salary of $5,000 was accrued but not paid during Fiscal 1996.

(4) Interest on loans made by Mr. Suzuki to the Company, aggregating $1,342, was paid or accrued in 1996. See "Certain Relationships and Related Party Transactions."

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

Stock Options

During Fiscal 1998, no stock options were granted to the Chief Executive Officer or the Company's four other most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus for fiscal year 1998 exceeded $100,000, and such officers did not exercise any options during fiscal year 1998. The following table sets forth the aggregate value as of April 30, 1998 of unexercised options held by such individuals.

                            Aggregated Option Exercises in Last Fiscal Year
                                and Fiscal Year-End Option Values
                                            Number of         Value of
                                            Unexercised       Unexercised
                                            Options at        in-the-Money
               Shares                       Fiscal Year       Options at
               Acquired                     End (#)           Fiscal Year-End
               on            Value          Exercisable/      Exercisable/
Name           Exercise (#)  Realized ($)   Unexercisable     Unexercisable
------------   ------------  ------------   ---------------   ----------------
Fred K.
 Suzuki--           -             -              -                  -
President
and                 -             -           60,000/0 (1)        $0/0
Chairman of
the Board           -             -        3,000,000/0 (2)        $0/0

-------------

(1) Effective January 31, 1990, the Company entered into an agreement with Fred K. Suzuki pursuant to which the Company granted an option to convert all or a portion of Mr. Suzuki's accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $0.05 per share. At April 30, 1998, the total deferred compensation payable to Mr. Suzuki was $3,000, thereby entitling Mr. Suzuki to convert such deferred compensation into 60,000 shares of the Company's common stock. This option has no value in excess of the fairmarket value of the Company's Common Stock. This option is conditioned upon the Company having sufficient liquid assets
To pay all employee taxes due at the time the conversion. This option may be exercised until the optionee is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of Mr. Suzuki's agreement to defer salary when the Company was not financially able to pay salaries on a regular basis. This option contains non-dilutive provisions in the event of corporate capital reorganizations.

(2) On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in considera-tion of his loaning money to the Company on an unsecured basis from time to time. This option has no value in excess of the fair market value of the Company's common stock. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1998, no portion of this Option has been exercised.


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of April 30, 1998, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

                                        Amount and Nature
                  Name and Address      of Beneficial              Percent of
Title of Class    of Beneficial Owner   Ownership                     Class
----------------  --------------------  --------------------      ------------

Common Stock      Fred K. Suzuki         4,497,146 shares             32.57%
                  710 S. Kennicott       of record and
                  Arlington Heights,     beneficial (1)
                  Illinois 60005

Common Stock      F.K. Suzuki Inter-     2,597,146 shares             18.81%
                  national, Inc.         record and bene-
                  1940 E. Devon Ave.     ficial
                  Elk Grove Village, IL
                  60007

Common Stock      Stevia Company, Inc.   1,900,000 shares             13.76%
                  1940 E. Devon Ave.     of record and
                  Elk Grove Village, IL  beneficial (1,2)
                  60007

Common Stock      Lauane C. Addis        4,506,146 shares             32.64%
                  1819 Orleans Circle    record and bene-
                  Elk Grove Village, IL  ficial (3)
                  60007

Common Stock     James F. Schembri       1,799,500 shares             13.03%
                 19115 W. Eight Mile Rd. of record and
                 Detroit, MI 48219       beneficial (3)

Common Stock     Mary K. Friske (4)      1,000 shares of                .01%
                 940 Bradley Court       record and
                 Palatine, IL 60074      beneficial
                 60194

Common Stock     Laurence C. Mead (5)    1,250 shares of                .01%
                 1151 Warwick Cir. North record and
                 Hoffman Estates IL      beneficial

Common Stock     All directors and       6,307,896                    45.69%
                 officers as a
                 group (5 members)

-------------

(1) Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 35.6% of the outstanding common stock of FKSI. Mr. Suzuki is also President and Chairman of the Board of Stevia Company, Inc. ("Stevia") of which FKSI owns 55.84% of its outstanding common stock. Mr. Suzuki does not personally hold of record any shares of the company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control 4,497,146 shares which includes 2,597,146 shares which are owned by FKSI and 1,900,000 shares owned by Stevia. The above table does not include an option granted to Mr. Suzuki to convert all or a portion of his deferred salary into shares of the Company's common stock at a conversion rate of $.05 per share, or an option to acquire 3,000,000 shares of the Company's common stock at $0.025 per share. See "Executive Compensation" and "Certain Relationships and Related Party Transactions."

(2) Mr. Addis personally owns 9,000 shares of the outstanding Common Stock of the Company. In addition, Mr. Addis owns 32.7% of the outstanding Common Stock of FKSI, which owns 55.84% of the outstanding Common Stock of Stevia and 18.8% of the Common Stock of the Company. Mr. Addis is also an officer and director of Stevia which owns 1,900,000 shares of the Company's Common Stock. Mr. Addis is therefore deemed to be beneficial owner by reason of voting and disposition control of 2,597,146 shares owned by FKSI, and is deemed to be the beneficial owner by reason of voting and disposition control over 1,900,000 shares owned by Stevia.

(3) Included in the shares owned beneficially by Mr. Schembri are 35,000 shares held in Auto Controls Profit Sharing Plan for the benefit of Mr. Schembri and 508,000 shares owned in joint tenancy with Mr. Schembri's son.

(4) In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 200 shares, or approximately .2%, of the outstanding common stock of FKSI, which owns 55.84% of the outstanding common stock of Stevia and 18.8% of the common stock of the Company.

(5) In addition to the common stock of the Company owned by Laurence C. Mead, he also owns 2,900 shares, or approximately 2.9%, of the outstanding common stock of FKSI, which owns 55.84% of the outstanding common stock of Stevia and 18.8% of the common stock of the Company.

Changes in Control

The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company nor has a change in the control of the Company occurred during the last fiscal year.

Item 13.  Certain Relationships and Related Party Transactions.

During the fiscal year ending April 30, 1998, the Company shared common expenses and office space with two affiliates, Stevia Company, Inc. ("Stevia") and F.K. Suzuki International, Inc. ("FKSI"). It is believed by management that by sharing common areas and office space with Stevia and FKSI, expenses will be reduced and kept at minimum levels. It is anticipated by the Company that they will continue to share common areas and office space with Stevia and FKSI in the future. The Company and these affiliates reimburse each other for such common expenses as appropriate. As of April 30, 1998, Stevia owed $298,335 and FKSI owed $13,221 to the Company in connection with the shared common expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Effective January 31, 1990, the Company entered into an agreement with Fred
K. Suzuki, President, pursuant to which the Company granted an option to convert all or a portion of Mr. Suzuki's accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $0.05 per share. At April 30, 1998, the total deferred compensation payable to Mr. Suzuki was $3,000, thereby entitling Mr. Suzuki to convert such deferred compensation into 60,000 shares of the Company's common stock. The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of conversion. The option is exercisable until Mr. Suzuki's is no longer owed accrued salary. The accrued but unpaid salary arose as a result of Mr. Suzuki's agreement to defer salary when the Company was not financially able to pay salaries on a regular basis. The option contains non-dilutive provisions in the event of corporate capital reorganizations.

On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the Company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1998, no portion of this option has been exercised.

Lauane C. Addis, Secretary and Director, as a member of the law firm of Katz, Karacic, Helmin & Addis, P.C., has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members of Katz, Karacic, Helmin & Addis, P.C., perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members of Katz, Karacic, Helmin & Addis, P.C., in the future. During Fiscal 1998, the Company paid $5,329 in legal fees to Katz, Karacic, Helmin & Addis, P.C., some of which inured to the benefit of Mr. Addis in the form of salary and bonuses. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

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


                                 PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial statements.

        Balance sheet for the fiscal years ending April 30, 1997 and 1998.

        Statements of operations for the fiscal years ending April 30, 1996, 1997 and 1998.

        Statements of Shareholders' Equity (Deficit) for the fiscal years ended April 30, 1996, 1997 and 1998.

        Statements of Cash Flows of the Company for fiscal years ending April 30, 1996, 1997 and 1998.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

        No financial schedules for the fiscal years ending April 30, 1998, 1997 and 1996 are submitted.

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

(c) The Following Exhibits are Filed as a Part of this Report:

      3a.Articles of Incorporation and By-Laws (1)

      4.Instruments Defining the Rights of Security Holders, Including Indentures - none.

      9.Voting Trust Agreements - none.

     10.  Material Contracts

     (a) Deferred Compensation Option Agreement, dated January 31, 1990, between the Company and Fred K. Suzuki (2)

      (b) Stock Option Agreement, dated August 1, 1993, between the Company and Fred K. Suzuki (3)

      11.Statement Regarding Computation of Earnings Per Share - none.

      12.Statements Regarding Computation of Ratios - none.

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

      25. Power of Attorney - none.

      27.  Financial Data Schedule - P. E-1.

      28. Additional Exhibits - none.

      29. Information From Reports Furnished to State Insurance Regulatory Agencies. N/A

________________

[FN]
(1)  Incorporated by reference to a Registration Statement filed on Form
S-18 with the Securities and Exchange Commission, 1933 Act Registration
Number 2-83015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.

(2) Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1990 filed with the Securities and Exchange Commission.

(3) Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year endingApril 30, 1994 filed with the Securities and Exchange Commission.

                                 SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

REGISTRANT:  BIOSYNERGY, INC.



---------------------------------------     ----------------
Fred K. Suzuki, Chairman of the                   Date
Board of Directors and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities on the dates indicated.



---------------------------------------    -------------
Fred Suzuki, Chairman of the                   Date
Board of Directors, President,
Treasurer and Chief Accounting
Officer



---------------------------------------    -------------
Lauane C. Addis, Corporate                     Date
Counsel, Secretary and Director

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

REGISTRANT:  BIOSYNERGY, INC.


/s/ FRED K. SUZUKI                        JULY 10, 1998
__________________________                ____________
Fred K. Suzuki, Chairman of the                Date
Board of Directors and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities on the dates indicated.


/s/ FRED K. SUZUKI                        JULY 10, 1998
______________________________________   ______________
Fred K. Suzukii, Chairman of the               Date
Board of Directors, President,
Treasurer and Chief Accounting
Officer


/s/ LAUANE C. ADDIS                       JULY 10, 1998
______________________________________    _____________
Lauane C. Addis, Corporate                     Date
Counsel, Secretary and Director

                               BIOSYNERGY, INC.





                              FINANCIAL STATEMENTS





               FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996









Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying balance sheet of BIOSYNERGY, INC. at April 30, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the fiscal years ending April 30, 1998, 1997 and 1996 were not audited due to the Company's lack of available cash to pay for such audit; however, the financial statements for the fiscal years ending April 30, 1998, 1997 and 1996 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.

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






                                 BIOSYNERGY, INC.





July 1, 1998

                                  BIOSYNERGY, INC.

                                   BALANCE SHEET

                                                      April 30,
                                               1998            1997
                                              Unaudited      Unaudited


                                 ASSETS

CURRENT ASSETS
    Cash                                      31,150           12,420
    Accounts Receivable, Trade, Net of
    Allowance for Doubtful Accounts of
     $500 in 1998 and 1997                    75,955           61,030
    Inventories                               50,148           45,956
    Prepaid Expenses                           3,792            2,268
     Total Current Assets                    161,045          121,674
  Due From Affiliates (Note 3)               311,556          291,795

  Equipment and Leasehold Improvements:
     Equipment                               170,670         161,320
    Leasehold Improvements                    15,140          12,216
                                             185,810         173,536

    Less:  Accumulated Depreciation and
            Amortization                     165,897         163,010

                                              19,913          10,526

OTHER ASSETS
  Patents, Net of Accumulated
         Amortization                         22,553          25,533
    Deposits                                   5,995           6,051
  Investment in Affiliated Company
        (Note 3)                                -                -
                                              28,548          31,584
                                             521,062         455,579
                                           =========      ==========

The accompanying notes are an integral part of the financial statements.

                                                         April 30,
                                                   1998            1997
                                                 Unaudited      Unaudited


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                               8,875          12,873
   Accrued Executive Compensation                 37,355          67,856
   Other Accrued Compensation                      3,060           2,137
    Accrued Payroll Taxes                            254             791
     Deferred Rent                                 1,783           1,751
    Other Accrued Expenses                         1,949           1,736
      Total Current Liabilities                   53,276          87,144

COMMITMENTS AND CONTINGENCIES (Note 7)               -               -

SHAREHOLDERS' EQUITY (DEFICIT) (Notes 3 and 5)
  Common Stock, No Par Value, 20,000,000
   Shares Authorized as of April 30, 1997
     and 1998;
   13,806,511 Issued and Outstanding
     as of April 30, 1997 and 1998               632,663         632,663
    Additional Paid in Capital                       100             100
                                                (164,977)       (264,328)
                                                 467,786         368,435
                                                 521,062         455,579
                                              ----------       ----------

The accompanying notes are an integral part of the financial statements.

                                F-3

                             BIOSYNERGY, INC.

                                        STATEMENT OF OPERATIONS
                                          YEAR ENDED APRIL 30,

                               1998             1997          1996
                               Unaudited      Unaudited    Unaudited
                              -----------     ---------    -----------

REVENUES
    Net Sales                   529,460        502,560        454,784
    Interest Income                 -               54          1,453
     Computer Rentals and Services  600            600            600
    Other Income                  2,860          7,450          2,860
                                532,920        510,664        460,461
COST AND EXPENSES
  Cost of Sales and Other
   Operating Charges            189,398        185,667        162,864
  Research and Development       36,070         32,265         27,995
  Marketing                      51,077         54,075         45,685
  General and Administrative    156,692        149,217        143,293
  Interest Expense                  332            477          2,206
                               ________        _______        _______
                                433,569        421,701        381,044
                               ________        _______        _______

INCOME (LOSS) BEFORE INCOME
   TAXES AND EXTRAORDINARY
       ITEMS                     99,351         88,963         79,417
     INCOME TAXES                29,392         25,104         26,438
INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEMS         69,959         63,859         52,979
EXTRAORDINARY ITEMS
 Reduction of Income Taxes arising from
 Utilization of prior years'- Net
    Operating Losses (Note 8)    29,392         25,104         26,438
   Write Off Accounts Payable       -              -           12,770
                                 29,392         25,104         39,718
    NET INCOME (LOSS)            99,351         88,963         92,197
                            -----------    -------------      ----------

INCOME (LOSS) PER COMMON SHARE
 (Note 6)
    Before Extraordinary Items    .0027          .0050          .0038
    Extraordinary Items           .0008          .0014          .0028
    NET INCOME (LOSS)             .0072          .0064          .0066
                            -----------    -------------        ---------


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           13,806,511      13,806,511     13,806,511
                            -------------    -------------  --------------

The accompanying notes are an integral part of the financial statements.


                                BIOSYNERGY, INC.

                    STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED APRIL 30, 1998, 1997 AND 1996


                     Common Stock           Additional
                 ____________________       Paid-In
                 Shares        Amount       Capital      Deficit     Total
                 ______        ______       __________   _______     ______
BALANCE,
 May 1, 1996
  (Unaudited)    13,806,511    632,663         100      ( 353,291)   279,472
                 -----------   -------      -----------  ---------   -------
NET INCOME           -            -              -         88,963     88,963

BALANCE,
 April 30, 1997  13,806,511    632,663         100      ( 264,328)   368,435
  (Unaudited)    -----------   -------      -----------  ---------   -------

NET INCOME           -            -              -         99,351     99,351

BALANCE,
 April 30, 1998  13,806,511    632,663         100      ( 164,977)   467,786
  (Unaudited)    -----------   -------      ----------- ----------   -------


The accompanying notes are an integral part of the financial statements.


                            BIOSYNERGY, INC.

                                               STATEMENTS OF CASH FLOW

                                                 YEAR ENDED APRIL 30,
                                       1998             1997           1996
                                       Unaudited      Unaudited    Unaudited
                                       _________      _________    _________

 OPERATING ACTIVITIES:

  Net Income (Loss)
   Adjustments to Reconcile Net
    Cash Provided                       99,351         88,963        92,197
   By (Used In) Operating Activities:
    Depreciation and Amortization        5,867          5,219         7,063
   Changes in Assets and Liabilities:
   Accounts Receivable, Net            (14,925)       ( 4,280)        1,402
  Inventories and Prepaid Expenses     ( 5,716)         2,465       ( 1,609)
    Accounts Payable and Accrued
  Expenses                             (33,868)       (61,715)      (56,898)
  Net Cash Provided By (Used In)
    Operating Activities                50,709         30,652        42,155

INVESTING ACTIVITIES:
  Advances to Affiliated Companies
     (Note 3)                          (19,761)       (20,775)      (21,014)
  Purchase of Equipment                (12,274)      (  7,284)         --
    Deposits                                56             94           360
  Net Cash Provided By (Used In) Investing
  Activities                           (31,979)       (27,965)      (20,654)

FINANCING ACTIVITIES:
  Net Proceeds from Borrowing
    (Repayments)                          -              -          (16,288)
  Net Cash Provided By (Used In) Financing
       Activities                         -              -          (16,288)
  Increase (Decrease) in Cash and Cash
Equivalents                             18,730          2,687         5,213
 Cash and Cash Equivalents at Beginning
     of Year                            12,420          9,733         4,520
 Cash and Cash Equivalents at End of
   Year                                 31,150         12,420         9,733

UPPLEMENTAL DISCLOSURE:
     Cash Paid for Interest                332          2,687         5,231
                                     ---------      ---------       ---------

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

Research and Development, and Patents - Research and development expenditures are charged to operations as incurred. The cost of obtaining patents, primarily legal fees, are capitalized and amortized over the life of the respective patent on the straight-line method.

2.  Company Organization and Description:

Biosynergy, Inc. (Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals.

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of April 30, 1998:


                           BIOSYNERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS

                  S T O C K   O F   A F F I L I A T E S

                                                          F.K. Suzuki
                              Stevia     Biosynergy      International  Medlab
Stock Owner                  Company       Inc.              Inc.        Inc.
____________                 _________   ___________     _____________ ______

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


Upon the completion of the Company's public offering on July 7, 1983, the Company issued 2,000,000 shares of its no par value common stock, represent-ing 19% of the outstanding common stock of the Company, in exchange for 1,058,181 shares of the common stock of Stevia Company, Inc., which was approximately 4.4%of the then outstanding common stock of Stevia Company, Inc. The common stock of Stevia Company, Inc. had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value.

Biosynergy owned 130,403 shares of Stevia Company, Inc. Common Stock at April 30, 1998, representing a .4% interest in Stevia. Although the Common Stock of Stevia Company, Inc. is traded in the over-the-counter market, there is no established public trading market for such Common Stock due to limited and sporadic trades. As of April 30, 1998, the bid price of the common stock of Stevia Company, Inc. was estimated to be $.001 per share.

Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such changes. Such intercompany charges, together with funds advanced by Stevia in prior years, have resulted in the following balances at April 30:

                         April 30, 1998 - $298,335
                         April 30, 1997 - $278,874

At April 30, 1998, the financial condition of Stevia Company, Inc. was such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

                              BIOSYNERGY, INC.

                      NOTES TO FINANCIAL STATEMENTS


The following balances were due from F.K. Suzuki International, Inc. at April
30:

                               April 30, 1998 - $13,221
                               April 30, 1997 - $12,921

The balances result for an allocation of common expenses offset by advances received from time to time. At April 30, 1998, the financial condition of F.K. Suzuki International, Inc. was such that it unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

4.  Inventories:

Components of inventories are as follows:

                                      April 30, 1998    April 30, 1997

        Raw Materials                  $31,789            $30,583
        Work-in process                 16,049             10,257
        Finished Goods                   2,310              5,116
                                      -------------     --------------
                                       $50,148            $45,956
                                      -------------     --------------

                              BIOSYNERGY, INC.

                       NOTES TO FINANCIAL STATEMENTS


5.  Common Stock:

The Company's stock is traded in the Over-The-Counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share. The option is conditioned upon the Company having sufficient liquid assets to pay all employee taxes due at the time of the conversion. The option may be exercised until the optionee is no longer owed accrued but unpaid salary. The accrued but unpaid salary arose as a result of the individual agreeing to defer salaries when the Company was not financially able to pay salaries on a regular basis. The options contain non-dilutive provisions in the event of corporate capital reorganizations. At April 30, 1998, an aggregate of 60,000 shares of the Company's common stock was subject to Mr. Suzuki's option.

On August 1, 1993, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the Company on an unsecured basis from time to time. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1998, no portion of this Option has been exercised.

                             BIOSYNERGY, INC.

                       NOTES TO FINANCIAL STATEMENTS


6.  Income or (Loss) Per Shares:

Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits. The weighted average number of common shares outstanding were 13,806,511 at April 30, 1998, 1997 and 1996. The affect of conversion of stock options has not been presented as conversion would be anti-dilutive.

7.  Lease Commitments:

In 1996 the Company entered a new lease agreement for its current facilities which expires January 31, 2001. The base rent under the lease, of which 15% is allocated to Stevia Company, Inc., escalates over the life of the lease. Total rent payments for each fiscal year are as follows:

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

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $58,002, $58,002, and $46,784 for the fiscal years ending on April 30, 1998, 1997 and 1996, respectively. The lease can be extended for an additional five year term.

8.  Income Taxes:

At April 30, 1998, net operating loss carryforwards were available and expire, if not used, as follows:

                  Year Ending              Net Operating
                   April 30,                   Losses
                      1999                     677,671
                      2000                     455,166
                      2001                     449,142
                      2002                     132,470
                      2003                      85,822
                      2004                      41,176
                      2006                         160
                      2007                      28,253
                                            __________
                                            $1,869,860

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

9.  Major Customers:

Shipments to one customer amounted to approximately 31.3% of sales in Fiscal 1998. At April 30, 1998 there was an outstanding accounts receivable from this customer of approximately $26,723.

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

11.  Forward-Looking Statements:

This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company's business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors, as well as other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information.

The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by independent public accountants.

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10K

             Annual Report Pursuant to Section 13 or 15(d)

                                 of

                THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the period ending April 30, 1997
                   Commission File Number - 0-12459

                            BIOSYNERGY, INC.
            (Exact name of registrant as specified in charter)

    1940 East Devon Avenue, Elk Grove Village, IL 60007,  (847) 956-0471

(Address and telephone number of registrant's principal executive office on a principal place of business)


                               EXHIBITS

   _____________________________________________________________________
   _____________________________________________________________________

                             EXHIBIT INDEX


                                                               Page Number
                                                               Pursuant to
                                                               Sequential
 Exhibit                                                       Numbering
 Number           Exhibit                                      System
_________         _________                                    ____________

 27               Financial Data Schedule                          E-1