Form 10-Q
period 1998-07-31
BIOSYNERGY INC
filed 1998-09-15
CIK 715812

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1998

                                OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to ______________

    Commission File Number 0-12459


                         Biosynergy, Inc.
   --------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

         Illinois                          36-2880990
 -----------------------------------------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

   1940 East Devon Avenue, Elk Grove Village, Illinois    60007
-------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

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

                    Yes     X         No
                         ------           ------

     Number of shares outstanding of common stock as of the close of the period covered by this report: 13,806,511

Page 1 of the 20 pages contained in the sequential numbering system.

PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS




Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at July 31, 1998 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three month periods ended July 31, 1998 and 1997 were not audited; however, the financial statements for the three month periods ending July 31, 1998 and 1997 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

     The financial statements for the fiscal year ended April 30, 1998, were not audited due to the Company's lack of available cash to pay for such audit; however, the financial statements for the fiscal year ending April 30, 1998 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.











BIOSYNERGY, INC.
September 10, 1998

                             BALANCE SHEET



                                ASSETS


                                            July 31, 1998     April 30,1998
                                              Unaudited         Unaudited
                                            --------------   --------------

CURRENT ASSETS
  Cash                                           56,299         31,150
  Accounts Receivable, Trade, Net of
   Allowance for Uncollectible Accounts
    of $500 at July 31, 1998 and $500 at
    April 30, 1998                               73,228         75,955
  Inventories (Notes 1 and 4)                    49,167         40,148
  Prepaid Expenses                                3,903          3,792
        Total Current Assets                    182,597        161,045

DUE FROM AFFILIATES (Note 3)                    318,718        311,556

PROPERTY AND EQUIPMENT
   Equipment                                   170,670         170,670
   Leasehold Improvements                       15,140          15,140
                                               185,810         185,810
Less: Accumulated Depreciation and
         Amortization                        ( 167,011)      ( 165,897)
                                                18,799          19,913
OTHER ASSETS
 Patents, Net of Accumulated
  Amortization (Note 1)                         21,715          22,553
Deposits                                         5,995           5,995
 Investment in Affiliated Company (Note 3)         -               -
                                                27,710          28,548
                                               547,824         521,062
                                            ----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                              9,440           9,875
  Accrued Executive Compensation               24,616          37,355
  Other Accrued Compensation                    7,836
  Accrued Payroll Taxes                           599             254
  Deferred Rent                                 1,791           1,783
  Other Accrued Expenses                        2,372           1,949
    Total Current Liabilities                  46,654          53,276
COMMITMENTS AND CONTINGENCIES (Note 7)            -              -

SHAREHOLDERS' EQUITY (Note 5)
 Common Stock, No Par Value; 20,000,000
     Shares Authorized, Issued:  13,806,511
     Shares at July 31, 1998 and at
     April 30, 1998                          632,663        632,663
 Additional paid-in capital                      100            100
 Accumulated Deficit                        (131,593)      (164,977)
                                             501,170        467,786
                                             547,824        521,062
                                           ----------   ------------

The accompanying notes are an integral part of the financial statements.

                         STATEMENT OF OPERATIONS

                                Unaudited

                                                 Three Months Ended
                                         July 31, 1998            1997
                                         --------------          -----------
REVENUES
  Sales                                       146,703              142,361
  Computer Rentals and Services                   150                  150
  Other Income                                    711                  800
                                              147,564              147,311
COST AND EXPENSES

  Cost of Sales and Other
   Operating Charges                          49,325               46,912
  Research and Development                     9,325                8,471
  Marketing                                   15,431               12,269
  General and Administrative                  40,008               38,036
  Interest Expense                                91                  121
                                             114,180              105,809
NET INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                  33,384               37,502
  INCOME TAXES                                 7,411                5,625
  INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEMS                                     25,973               31,877
EXTRAORDINARY ITEMS
  Reduction of Income Taxes
     arising from utilization of prior
     years' Net Operating Losses
       (Note 8)                                7,411               5,625

NET INCOME (LOSS)                             33,384              37,502
                                        --------------     --------------


NET INCOME (LOSS) PER COMMON SHARE
     (Note 6):
   Before Extraordinary Items                   .002               .002
   Extraordinary Items                          .001               .001
NET INCOME (LOSS) PER COMMON SHARE              .003               .003
                                        ---------------      ---------------
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 6)              13,806,511         13,806,511

The accompanying notes are an integral part of the financial statements.

                               STATEMENT OF SHAREHOLDERS' EQUITY

                                THREE MONTHS ENDED JULY 31, 1998

                                            Unaudited
                                                Additional
                         Common Stock          Paid-in
                      Shares        Amount     Capital   Deficit     Total
                   ---------------------------------------------------------
Balance, May 1,
   1998             13,806,511     632,663       100     (164,977)  467,786

Net Profit (Loss)         -             -        -         33,384    33,384

Sale of Common
   Stock                  -             -        -            -        -

Balance, July 31,
  1998             13,806,511     632,663       100      (131,593) 501,170

The accompanying notes are an integral part of the financial statements.

                       STATEMENTS OF CASH FLOWS

                              Unaudited

                                                THREE MONTHS ENDED JULY 31,
                                                    1998           1997
                                                ----------------------------

OPERATING ACTIVITIES:
  Net Income (Loss)                                33,384           37,502
  Adjustments to Reconcile Net Cash Used for
   Operating Activities:
    Depreciation and Amortization                   1,952            1,419
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable     2,727          (17,227)
     (Increase) Decrease in Inventories               981         (  1,157)
     (Increase) Decrease in Prepaid Expenses    (     111)        (    994)
     (Increase) Decrease in Deposits                  -                 20
     Increase (Decrease) in Accounts Payable
       and Accrued Expenses                     (   6,622)             552
 Net Cash Provided (Used) by Operating
    Activities                                     32,311           20,115
INVESTING ACTIVITIES:
  (Increase) Decrease in Due From Affiliate      (  7,162)        (  9,705)
  Net Cash Provided (Used) by Investing
    Activities                                   (  7,162)        (  9,705)

FINANCING ACTIVITIES:
 Net Cash Provided (Used) by Financing
    Activities                                         -             -

 Increase (Decrease) in Cash and Cash
    Equivalents                                    25,149          10,410
  Cash and Cash Equivalents at Beginning
    of Period                                      31,150          12,420
 Cash and Cash Equivalents at End of Period        56,299          22,830

The accompanying notes are an integral part of the financial statements.

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

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of July 31, 1998:

                   S T O C K   O F   A F F I L I A T E S
                   ------------------------------------
                                                    F.K. Suzuki
                     Stevia          Biosynergy     International     Medlab
Stock Owner          Company           Inc.         Inc.               Inc.
----------------     ----------      ------------   -------------    --------
Stevia Company, Inc.     -               13.8%           -               -
Biosynergy, Inc.         .4%               -             -               -
F.K. Suzuki
  International, Inc.  55.8%             18.8%           -             100%
Fred K. Suzuki,
  Officer                -                 -           35.6%             -
Lauane C. Addis,
  Officer                .1%               .1%         32.7%             -
James F. Schembri,
   Director              -               12.9%           -               -
Mary K. Friske, Officer  -                 .1%           .2%             -
Laurence C. Mead,
Officer                  .1%               .1%          2.9%             -

Upon the completion of the Company's public offering on July 7, 1983, the Company issued 2,000,000 shares of its no par value common stock, representing 19% of the outstanding common stock of the Company, in exchange for 1,058,181 shares of the common stock of Stevia Company, Inc., which was approximately 4.4% of the then outstanding common stock of Stevia Company, Inc. The common stock of Stevia Company, Inc. had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value.

Biosynergy owned 130,403 shares of Stevia Company, Inc. Common Stock at July 31, 1998, representing a .4% interest in Stevia. Although the Common Stock of Stevia Company, Inc. is traded in the over-the-counter market, there is no established public trading market for such Common Stock due to limited and sporadic trades. As of July 31, 1998, the bid price of the common stock of Stevia Company, Inc. was estimated to be less than $.01 per share.

Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such changes. Such intercompany charges, together with funds advanced by Stevia in prior years, have resulted in the following balances:

                         April 30, 1998 - $298,335
                         July 31, 1998  - $305,497

At July 31, 1998, the financial condition of Stevia Company, Inc. is such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.
The following balances were due from F.K. Suzuki International, Inc. at April
30:

                               April 30, 1998 - $13,221
                               July 31, 1998  - $13,221

The balances result from an allocation of common expenses offset by advances received from time to time. At July 31, 1998, the financial condition of F.K. Suzuki International, Inc. is such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

4.  Inventories:

Components of inventories are as follows:

                       April 30, 1998    July 31, 1997

Raw Materials            $31,789            $30,048
Work-in process           16,049             15,496
Finished Goods             2,310              3,623
                      ---------------    -----------------
                         $50,148            $49,167

5.  Common Stock:

The Company's stock is traded in the Over-The-Counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

Effective January 31, 1990, the Company entered into an agreement with its President, Fred K. Suzuki, pursuant to which the Company granted an option to convert all or a portion of his accrued but unpaid compensation into shares of the Company's no par value common stock at a conversion rate of $.05 per share. The balance of Mr. Suzuki's deferred compensation was paid on May 7, 1998, and the option agreement expired by its terms.

On August 1, 1993, the Company entered into a Stock Option Agreement with Fred
K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $0.025 per share. This Stock Option Agreement was granted to Mr. Suzuki in consideration of his loaning money to the Company on an unsecured basis from time to time. No portion of this Option was exercised, and it has expired by its terms.

6.  Income or (Loss) Per Shares:

Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits. The weighted average number of common shares outstanding were 13,806,511 at July 31, 1998 and April 30, 1998. The affect of conversion of stock options has not been presented as conversion would be anti-dilutive.

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

8.  Income Taxes:

At April 30, 1998, net operating loss carryforwards were available and expire, if not used, as follows:

     Year Ending     Net Operating
      April 30,           Losses
     -----------     -------------
     1999              $   677,671
     2000                  455,166
     2001                  449,142
     2002                  132,470
     2003                   85,822
     2004                   41,176
     2006                      160
     2007                   28,253
                       -----------
                       $ 1,869,860

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

9.  Major Customers:

Shipments to one customer amounted to approximately 34.3% of sales during the first quarter of Fiscal 1999. At July 31, 1998 there was an outstanding account receivable from this customer of approximately $34,401.

10.  Management's Plans:

Management of the Company recognizes the Company's ability to continue as a going concern is subject to continuing sales performance and the ability of the Company to raise money, when needed. To this extent, management has endeavored to introduce the Company's products in new markets and expand its marketing efforts in the traditional medical market. Finally, management intends to continue pursuing financing opportunities, if necessary.

11.Forward-Looking Statements:

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

Item 2.MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES/REVENUES

For the three month period ending July 31, 1998 ("1st Quarter"), the net sales increased 3.05%, or $4,342, as compared to net sales for the comparative quarter ending in 1997. This increase in sales is the result of an increase in sales of HemoTempR II as compared to the same quarter in 1997. As of July 31, 1998, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company realized $150 of income as a result of leasing a portion of its computer time to Stevia Company, Inc., an affiliate, and $711 of miscellaneous revenues.

INCOME/LOSS

The Company realized a net profit of $33,384 during the 1st Quarter as compared to a net profit of $35,476 for the comparative quarter of the prior year. The decrease in net profit is a result of higher operating costs discussed below.

As of April 30, 1998, the Company has net operating losses carryovers aggregating $1,869,860. As a result of net operating loss carryovers, no income taxes were due for Fiscal 1998 and will unlikely be due for Fiscal 1999. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 8 of the "FINANCIAL STATEMENTS."

EXPENSES
----------
                                GENERAL
                               ---------

The operating expenses of the Company during the 1st Quarter increased overall by 7.91%, or $8,371, as compared to the 1st Quarter in 1997, primarily due to an increase in salaries and raw materials.

                 COST OF SALES AND OTHER OPERATING CHARGES
                 -----------------------------------------

The cost of sales and other operating charges during the 1st Quarter increased by $2,413 as compared to these expenses during the same quarter ending in 1997. As a percentage of sales, the cost of sales and other operating charges were 33.62% during the 1st Quarter and 32.95% for the comparative quarter ending in 1997, which did not materially affect the results of operations of the Company. The overall increase in cost of sales and operating charges was due primarily to an increase in salaries and raw materials.

RESEARCH AND DEVELOPMENT
-------------------------

Research and Development costs increased $854, or 10.08%, as compared to the same quarter in 1997. This increase, due to an increase in salaries, was not material to the operations of the Company. The Company intends to direct future research and development to the improvement of its current product line and to those new products, the development of which has already commenced, or those products which are natural expansions of the current product line. The Company may also increase its research and development activities to fulfill research and development contracts for the development of products for customers, which will be offset by research revenues.

MARKETING
----------

Marketing costs for the 1st Quarter increased by $3,162 or 25.77%, as compared to the quarter ending July 31, 1997. This increase is a result of an increase in salaries, higher commissions and new marketing materials. As financial resources become available, the Company intends to expand its marketing budget.

GENERAL AND ADMINISTRATIVE
---------------------------

General and administrative costs increased by $3,928, or 11.52%, as compared to the 1st quarter ending in 1997. This increase was primarily the result of an increase in salaries.

ASSETS/LIABILITIES
------------------
                               GENERAL
                               -------

Since April 30, 1998, the Company's assets and liabilities have not materially changed. The increase in current assets, primarily cash and accounts receivable, is due to normal fluctuations, and is not indicative of any trend in the operations of the Company.

                          DUE FROM AFFILIATES
                          --------------------

The Company was owed $305,497 by Stevia Company, Inc. ("Stevia"), an affiliate, and $13,221 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 1998. These affiliates owed $298,335 and $13,221 at April 30, 1998, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include rent, salaries and benefits for common employees, insurance and and legal fees. These expenses are reviewed from time to time to determine if reallocation is appropriate. See "Financial Statements." These expenses are incurred in the ordinary course of business. As a result of the increase in amounts due from affiliates, the Company has reduced its own liquid resources. The Company intends to reverse this trend by restricting the advances to and common expenses incurred on behalf of Stevia and FKSI until these affiliates are in a position to reimburse the Company.

CURRENT ASSETS/CURRENT LIABILITY RATIO
----------------------------------------

The ratio of current assets to current liabilities, 3.91 to 1, has improved compared to 3.02 to 1 at April 30, 1998. Although the Company realized income for the 1st Quarter, the Company used $7,162 of its cash to pay expenses incurred by the Company on behalf of Stevia and FKSI, which was not reimbursed. To this extent, the Company's current assets were converted to long-term receivables thereby reducing its current assets/liabilities ratio. In order to continue to improve the current asset/liability ratio, the Company's operations must remain profitable and the Company must curtail the use of its current assets for the benefit of Stevia and FKSI.

WORKING CAPITAL/LIQUIDITY
--------------------------

During the 1st Quarter, the Company experienced an increase in working capital of $28,174. This is due to the continuing profitable operations of the Company during the 1st Quarter.

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

As of July 31, 1998, the Company had $182,597 of current assets available. Of this amount, $49,167 was inventory and $73,228 was net trade receivables. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 1999 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

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

      (10)  Material Contracts

     (a) Deferred Compensation Option Agreement, dated January 31, 1990, between the Company and Fred K. Suzuki (ii)

     (b) Stock Option Agreement, dated August 1, 1993, between the Company and Fred K. Suzuki (iii)

     (11) Statement regarding computation of per share earnings- none.

     (15) Letter dated September 10, 1998, regarding interim financial information. (iv)

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

------------------
[FN]
     (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.

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

Biosynergy, Inc.


Date September 10, 1998            /s/ FRED K. SUZUKI /s/
                                   --------------------------------------
                                   Fred K. Suzuki
                                   President, Chairman of the Board,
                                   Chief Accounting Officer and Treasurer


Date September 10, 1998            /s/ LAUANE C. ADDIS /s/
                                   -------------------------------------
                                   Lauane C. Addis
                                   Secretary, Corporate Counsel and
                                   Director

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549





                              FORM 10Q

          Quarterly Report Pursuant to Section 13 or 15 (d) of
                 THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the period ending July 31, 1998
                     Commission File Number: 0-12459


                              BIOSYNERGY, INC.
             (Exact name of registrant as specified in charter)

            1940 East Devon Avenue, Elk Grove Village, IL 60007
                             (847) 956-0471
           ------------------------------------------------------
          (Address and telephone number of registrant's principal
             executive office on a principal place of business)

                                EXHIBITS



                             EXHIBIT INDEX




                                            Page Number
                                            Pursuant to
                                            Sequential
Exhibit                                     Numbering
Number            Exhibit                   System
-------           --------------            --------------
27                Financial Data Schedule       E-1