Form 10-Q
period 1998-10-31
BIOSYNERGY INC
filed 1998-12-16
CIK 715812

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

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


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at October 31, 1998 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three and six month periods ended October 31, 1998 and 1997 were not audited; however, the financial statements for the three and six month periods ending October 31, 1998 and 1997 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

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

BIOSYNERGY, INC.
December 10, 1998

                               BIOSYNERGY, INC.
                                 BALANCE SHEET
                                    ASSETS

                                          October 31, 1998  April 30,1998
                                            Unaudited         Unaudited
                                          ----------------  ---------------
CURRENT ASSETS
  Cash                                         49,208               31,150
  Accounts Receivable, Trade, Net of
   Allowance for Uncollectible Accounts
    of $500 at October 31, 1998 and $500 at
    April 30, 1998                             73,078               75,955
  Inventories (Notes 1 and 4)                  53,607               50,148
  Short Term Note Due from Affiliate (Note 3)   2,200                  -
  Prepaid Expenses                              3,978                3,792
          Total Current Assets                182,071              161,045

DUE FROM AFFILIATE (Note 3)                   326,476              311,556

PROPERTY AND EQUIPMENT
   Equipment                                  170,670               170,670
   Leasehold Improvements                      15,140                15,140
                                              185,810               185,810
  Less: Accumulated Depreciation and
         Amortization                       ( 168,125)           (  165,897)
                                               17,685                19,913
OTHER ASSETS
 Patents, Net of Accumulated
  Amortization (Note 1)                        20,878                22,553
 Deposits                                       5,995                 5,995
 Investment in Affiliated Company (Note 3)        -                    -
                                               26,873                28,548
                                              553,105               521,062
                                            ---------            ----------

 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                              8,970                8,875
  Accrued Executive Compensation               24,616               37,355
  Other Accrued Compensation                    3,768                3,060
  Accrued Payroll Taxes                           324                  254
  Deferred Rent                                 1,799                1,783
  Other Accrued Expenses                        1,770                1,949
    Total Current Liabilities                  41,247               43,276
COMMITMENTS AND CONTINGENCIES (Note 7)           -                    -
SHAREHOLDERS' EQUITY (Note 5)
 Common Stock, No Par Value; 20,000,000 Shares
     Authorized, Issued:  13,806,511 Shares
      at October 31, 1998 and at April 30,
      1998                                   632,663              632,663
 Additional paid-in capital                      100                  100
 Accumulated Deficit                        (120,905)             164,977)
                                             511,858              467,786
                                             553,105              521,062
                                         -----------             ----------

The accompanying notes are an integral part of the financial statements.

                              BIOSYNERGY, INC.

                         STATEMENT OF OPERATIONS
                               Unaudited


                         Three Months Ended             Six Months Ended
                               October 31,                  October 31,
                      1998                1997       1998               1997
                      -----------      -----------  -----------    ----------
REVENUES
  Sales                 130,926         131,513       277,629        273,874
  Computer Rentals
    and Services            150             150           300            300
  Other Income              775             630         1,486          1,431

                        131,851         132,293       279,415        275,605

COST AND EXPENSES
  Cost of Sales and Other
   Operating Charges     44,612          50,644        93,937        97,557
  Research and
    Development          12,120           9,663        21,446        18,134
  Marketing              20,366          12,012        35,797        24,281
  General and
    Administrative       43,974          36,633        83,982        74,668
    Interest Expense         91             121           181           242
                        121,163         109,073       235,343        214,882

NET INCOME (LOSS) BEFORE
  INCOME TAXES AND
    EXTRAORDINARY ITEMS  10,688          23,220        44,072        60,723
  INCOME TAXES            2,373           3,483         9,784        10,181
  INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEMS   8,315          19,737        34,288        50,542

EXTRAORDINARY ITEMS
  Reduction of Income Taxes
     arising from utilization of prior
     Years' Net Operating Losses
     (Note 8)             2,373           3,483         9,784        10,181


NET INCOME (LOSS)        10,688          23,220        44,072        60,723
                     ------------    -------------   -----------  -----------


NET INCOME (LOSS) PER
   COMMON SHARE (Note 6):
   Before Extraordinary
     Items               .0006           .0014        .0025         .0037
   Extraordinary Items   .0002           .0002        .0007         .0007

NET INCOME (LOSS)        .0008           .0016        .0032         .0044

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   (Note 6)          13,806,511     13,806,511    13,806,511     13,806,511
                     ----------     -----------   ---------      ----------

The accompanying notes are an integral part of the financial statements.

                            BIOSYNERGY, INC.

                     STATEMENT OF SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED OCTOBER 31, 1998

                                 Unaudited


                                               Additional
                         Common Stock            Paid-in
                      Shares        Amount       Capital     Deficit   Total
                      -------       ------     ----------    -------   ------
Balance, May 1,
   1998            13,806,511     632,663        100       (164,977)  467,786


Net Profit (Loss)       -            -             -         44,072    44,072

Balance, October 31,
  1998             13,806,511     632,663        100       (120,905)  511,858


The accompanying notes are an integral part of the financial statements.

                          BIOSYNERGY, INC.

                     STATEMENTS OF CASH FLOWS

                             Unaudited

                                               SIX MONTHS ENDED JULY 31,
                                                   1998           1997
                                               -------------    -------------
OPERATING ACTIVITIES:
  Net Income (Loss)                              44,072            60,723
  Adjustments to Reconcile Net Cash Used for
   Operating Activities:
    Depreciation and Amortization                 3,903            2,758
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable   2,877          ( 7,096)
     (Increase) Decrease in Inventories         ( 3,459)           1,764
     (Increase) Decrease in Prepaid Expenses    (   186)         ( 1,799)
     Increase (Decrease) in Accounts Payable
       and Accrued Expenses                     (12,029)         (20,650)
  Net Cash Provided (Used) by Operating
    Activities                                   35,178           35,700
INVESTING ACTIVITIES:
  (Increase) Decrease in Due From Affiliate
     (Note 3)                                  (14,920)         ( 9,618)
  (Increase) Decrease in Short Term Note
      Due From Affiliate (Note 3)              ( 2,200)            -
     (Increase) Decrease in Deposits               -                 39
  Net Cash Provided (Used) by Investing
    Activities                                 (17,120)         ( 9,579)

FINANCING ACTIVITIES:
 Net Cash Provided (Used) by Financing
    Activities                                     -               -

 Increase (Decrease) in Cash and Cash
    Equivalents                                 18,058          16,121
  Cash and Cash Equivalents at Beginning
    of Period                                   31,150          12,420
  Cash and Cash Equivalents at End of Period    49,208          28,541
                                              -----------     ------------




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

2.  Company Organization and Description:

Biosynergy, Inc. (Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products.

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of October 31, 1998:

                                   S T O C K   O F   A F F I L I A T E S
                                                      F.K. Suzuki
                                Stevia    Biosynergy  International  Medlab
Stock Owner                     Company      Inc.          Inc.       Inc.
------------------             --------   ----------  ------------- --------
Stevia Company, Inc.               -         13.8%          -          -
Biosynergy, Inc.                   .4%         -            -          -
F.K. Suzuki International, Inc.  55.8%       18.8%          -         100%
Fred K. Suzuki, Officer            -           -          35.6%        -
Lauane C. Addis, Officer           .1%         .1%        32.7%        -
James F. Schembri, Director        -         12.9%          -          -
Mary K. Friske, Officer            -           .1%          .2%        -
Laurence C. Mead, Officer          .1%         .1%         2.9%        -

BIOSYNERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company owned 130,403 shares of Stevia Company, Inc. Common Stock at October 31, 1998, representing a .4% interest in Stevia. Although the Common Stock of Stevia Company, Inc. is tradeable in the over-the-counter market, there is no established public trading market for such Common Stock due to limited and sporadic trades. As of October 31, 1998, the bid price of the common stock of Stevia Company, Inc. was estimated to be zero. Furthermore, on December 8, 1998, Stevia Company, Inc. announced it had filed a Complaint for Judicial Dissolution.

Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such charges. Such intercompany charges, together with funds advanced by Stevia in prior years, have resulted in the following balances:

                       April 30, 1998 -    $298,335
                       October 31, 1998  - $308,170

At October 31, 1998, the financial condition of Stevia Company, Inc. is such that it is unlikely to be able to repay the Company during the next year without liquidating a portion of its assets. On December 8, 1998, Stevia Company, Inc. announced it had filed a complaint for judicial dissolution in the Circuit Court of Cook County, Chancery Division. Lauane C. Addis, Secretary and General Counsel of the Company and Stevia Company, Inc., was appointed interim receiver to sell certain assets of Stevia Company, Inc. It is uncertain the amount, if any, of the proceeds from the sale of such assets will be used to satisfy the unpaid intercompany charges owed to the Company.

The following balances were due from F.K. Suzuki International, Inc.;

                       April 30, 1998    - $13,221
                       October 31, 1998  - $18,306

The balances result from an allocation of common expenses offset by advances received from time to time. At October 31, 1998, the financial condition of F.K. Suzuki International, Inc. is such that it is unlikely to be able to repay the Company during the next year without liquidating a portion of its assets.

BIOSYNERGY, INC.

NOTES TO FINANCIAL STATEMENTS

On August 31, 1998, the Company extended a line of credit to Stevia Company, Inc. of $20,000 evidenced by a Note payable on or before December 31, 1998 with 10% interest on the unpaid principal balance. Proceeds of this line of credit are intended to be used by Stevia Company, Inc. for expenses related to its dissolution. The Note is secured by a first mortgage on a processing facility in Pueblo, Colorado owned by Stevia Company, Inc. At October 31, 1998, the balance due under the Note was $2,200.

4.  Inventories:

Components of inventories are as follows:

                  April 30, 1998      October 31, 1998

Raw Materials        $31,789            $33,144
Work-in process       16,049             11,670
Finished Goods         2,310              8,788
                     $50,148            $53,607

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

6.  Income or (Loss) Per Shares:

Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits. The weighted average number of common shares outstanding were 13,806,511 at October 31, 1998 and April 30, 1998. The affect of conversion of stock options has not been presented as conversion would be anti-dilutive.

BIOSYNERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

8.  Income Taxes:

At April 30, 1998, net operating loss carryforwards were available and expire, if not used, as follows:

                     Year Ending       Net Operating
                      April 30,            Losses
                        1999            $  677,671
                        2000               455,166
                        2001               449,142
                        2002               132,470
                        2003                85,822
                        2004                41,176
                        2006                   160
                        2007                28,253
                                        $1,869,860

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

BIOSYNERGY, INC.

NOTES TO FINANCIAL STATEMENTS

9.  Major Customers:

Shipments to one customer amounted to approximately 37.1% of sales during the quarter ending October 31, 1998. At October 31, 1998 there was an outstanding account receivable from this customer of approximately $36,149.

10.  Management's Plans:

Management of the Company recognizes the Company's ability to continue as a going concern is subject to continuing sales performance and the ability of the Company to raise money, when needed. To this extent, management has endeavored to introduce the Company's products in new markets, expand its marketing efforts in the traditional medical market and introduce new products which compliment its product line. Finally, management intends to continue pursuing financing opportunities, if necessary.

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

BIOSYNERGY, INC.
Item 2.MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES/REVENUES

For the three month period ending October 31, 1998 ("2nd Quarter"), the net sales decreased .45% or $587, and increased 1.37% or $3,755 during the six month period ending October 31, 1998, as compared to net sales for the comparative periods ending in 1997. This overall increase in sales is the result of increased sales of HemoTempR II Blood Temperature Monitors. As of October 31, 1998, the Company had no product back orders.

In addition to the above, the Company realized $300 of income as a result of leasing a portion of its computer time to Stevia Company, Inc., an affiliate, and $1,486 of miscellaneous income for the six month period ending October 31, 1998.

INCOME/LOSS

The Company realized a net profit of $10,688 during the 2nd Quarter as compared to a net profit of $23,220 for the comparative quarter of the prior year. The Company also realized a net profit of $44,072 for the six month period ending October 31, 1998 as compared to a net profit of $60,723 during the same period in 1997. The decrease in net profit is due primarily to an increase in marketing and research and development expenses described below.

As of April 30, 1998, the Company has incurred net operating losses/carryovers aggregating $1,869,860. As a result of net operating loss carryovers, no income taxes were due for Fiscal 1998 and will unlikely be due for Fiscal 1999. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 8 of the "FINANCIAL STATEMENTS."

EXPENSES
GENERAL

The operating expenses incurred by the Company during the 2nd Quarter increased overall by 11.08%, or $12,090, and increased by 9.52%, or $20,461 for the six month period ending October 31, 1998. An explanation of each category of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

COST OF SALES AND OTHER OPERATING CHARGES
The cost of sales and other operating charges during the 2nd Quarter decreased by $6,032 and decreased by $3,620 during the six month period ending October
31, 1998 as compared to the same periods in 1997.   As a percentage of sales,
the cost of sales and other operating charges were 34.07% during the 2nd Quarter and 38.51% for the same quarter ending in 1997, compared to 35.62% in 1997, and 33.84% during the six month period ending October 31, 1998.
Although the cost of sales and operating charges decreased, the cost of sales and operating charges, as a percentage of sales, has not materially changed during the last year, and is not expected to materially change in the foreseeable future.

RESEARCH AND DEVELOPMENT

Research and development costs increased $2,457 or 25.43% during the 2nd Quarter, as compared to the same quarter in 1997. These costs increased by $3,312 or 18.26% during the six month period ending October 31, 1998 as compared to the same period in 1997. These increased costs reflect non-reoccurring expenses related to research for new technology applications, including prototype expenses, but do not reflect changes in the Company's development policies. The Company intends to continue to direct research and development to the improvement of its current product line and to those new products which are natural expansions of the current product line. The Company may also increase its research and development activities to fulfill research and development contracts for the development of products specifically designed for a customer, which will generally be offset by research revenues.

MARKETING

Marketing costs for the 2nd Quarter increased by $8,354 or 69.55%, as compared to the quarter ending October 31, 1997, and increased $11,516 or 47.43% during the six month period ending October 31, 1998 as compared to the same period in 1997. The additional expenses incurred by the Company during the comparative periods in 1998 were related to the Company's participation in trade shows and reprinting certain product information brochures. The Company intends to expand its marketing budget as resources become available.

GENERAL AND ADMINISTRATIVE

General and administrative costs increased by $7,341, or 20.04%, during the 2nd Quarter and increased by $9,314 or 12.47% during the six month period ending October 31, 1998, as compared to the same periods in 1997. The overall increase in these costs was primarily related to employment taxes due as a result of the payment of deferred compensation. Otherwise, there was no material change in the company's General and Administrative expenses.

ASSETS/LIABILITIES
GENERAL

Since April 30, 1998, the Company's assets and liabilities have not materially changed. The Company has experienced an increase in current assets and a decrease in liabilities due to improved cash flow from operations.

DUE FROM AFFILIATES/SHORT TERM NOTE DUE FROM AFFILIATE

The Company was owed $308,170 by Stevia Company, Inc. ("Stevia"), an affiliate, and $18,306 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 1998. These affiliates owed $298,335 and $13,221 at April 30, 1998, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include rent, salaries and benefits for common employees, insurance and legal fees. These expenses are reviewed from time to time to determine if reallocation is appropriate. As a result of the increase in amounts due from affiliates, the Company has reduced its own liquid resources. See "FINANCIAL STATEMENTS."
On December 8, 1998, Stevia announced it had filed a complaint for judicial dissolution in the Illinois Circuit Court of Cook County, Chancery Division. Lauane C. Addis, Secretary and General Counsel of the Company and Stevia Company, Inc., was appointed interim receiver to sell certain assets of Stevia, including its Pueblo, Colorado facility. Although the Company anticipates a portion of the proceeds from the liquidation of Stevia's assets will be used to repay the intercompany charges, it is uncertain how much, if any, of the unpaid intercompany charges will be repaid.

In this regard, on August 31, 1998, the Company extended a line of credit to Stevia of $20,000 evidenced by a Note payable on or before December 31, 1998, with interest at 10% on the unpaid principal balance. The proceeds from this line of credit are intended to be used by Stevia for expenses related to its dissolution. The Note is secured by a first mortgage on Stevia's Pueblo, Colorado facility. The Balance due under the Note at October 31, 1998 was $2,200.

CURRENT ASSETS/CURRENT LIABILITY RATIO

The ratio of current assets to current liabilities, 4.36 to 1, has improved compared to 3.02 to 1 at April 30, 1998. Although the Company realized income for the six-month period ending October 31, 1998, the Company used $14,920 of its cash to pay expenses incurred by the Company on behalf of Stevia and FKSI, which was not reimbursed. To this extent, the Company's current assets were converted to long-term receivables thereby reducing its current assets/liabilities ratio. In order to continue to improve the current asset/liability ratio, the Company's operations must remain profitable and the Company. See "DUE FROM AFFILIATES/SHORT TERM NOTE DUE FROM AFFILIATE" above.

WORKING CAPITAL/LIQUIDITY

During the six-month period ending October 31, 1998, the Company experienced an increase in working capital of $30,855. This is due to the profitable operations of the Company during the six-month period October 31, 1998.

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

As of October 31, 1998, the Company had $182,071 of current assets available. Of this amount, $53,607 was inventory and $73,078 was net trade receivables. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 1999 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

Except for its operating capital needs, the Company has no material contingencies for which it must provide.

BIOSYNERGY, INC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.

     (a) The following exhibits are filed as a part of this report:

     (2) Plan of Acquisition, reorganization, arrangement, liquidation or succession - none.

          (3)  Articles of Incorporation and By-laws(i)

     (4) Instruments defining rights of security holders, including indentures - none.

          (10) Material Contracts

               (a)Deferred Compensation Option Agreement, dated January 31, 1990, between the Company and Fred K. Suzuki(ii)

               (b)Note, dated August 31, 1998, executed by Stevia Company, Inc., P. E-1

               (c)Mortgage, dated August 31, 1998, executed by Stevia Company, Inc., P. E-5.

          (11) Statement regarding computation of per share earnings - none.

     (15) Letter dated December 10, 1998, regarding interim financial information (iii).

          (18) Letter regarding change in accounting principals - none.

          (19) Reports furnished to security holders - none.

     (22) Published report regarding matters submitted to vote of security holders - none.

          (24) Power of Attorney - none.

          (27) Financial Data Schedule - P.E-8.

     (b) No Current Reports on Form 8-K were filed during the period covered by this Report.


____________________________
[FN]
   (i)Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 3-28015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.

  (ii)Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1990 filed with the Securities and Exchange Commission.

 (iii)This exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date                               ---------------------------------
                                   Fred K. Suzuki
                                   President, Chairman of the Board,
                                   Chief Accounting Officer
                                   and Treasurer


Date                               --------------------------------
                                   Lauane C. Addis
                                   Secretary, Corporate Counsel and
                                   Director

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date December 10, 1998          /s/ FRED K. SUZUKI /s/
                                -------------------------------
                                Fred K. Suzuki
                                President, Chairman of the Board,
                                Chief Accounting Officer and
                                Treasurer

Date December 10, 1998          /s/ LAUANE C. ADDIS /s/
                                -------------------------------
                                Lauane C. Addis
                                Secretary, Corporate Counsel and
                                Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                   FORM 10Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of

THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ending October 31, 1998
Commission File Number: 0-12459


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








EXHIBITS

                             BIOSYNERGY, INC.
                              EXHIBIT INDEX


                                                      Page Number
                                                      Pursuant to
                                                      Sequential
Exhibit                                               Numbering
Number         Exhibit                                System

10(b)          Note dated August 31, 1998, executed
               by Stevia Company, Inc.                    E-1

10(c)          Mortgage, dated August 31, 1998, executed
               by Stevia Company, Inc.                    E-5

27             Financial Data Schedule                    E-8