Form 10-Q
period 1999-01-31
BIOSYNERGY INC
filed 1999-03-17
CIK 715812

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1999
OR

           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________
Commission File Number 0-12459


                              Biosynergy, Inc.
          (Exact name of registrant as specified in its charter)


         Illinois                                 36-2880990
     ----------------------------------------------------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

     1940 East Devon Avenue, Elk Grove Village, Illinois    60007
  -------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

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

                    Yes     X         No
                         --------

     Number of shares outstanding of common stock as of the close of the period covered by this report: 13,806,511


Page 1 of the 28 pages contained in the sequential numbering system.

                       PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS




Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at January 31, 1999 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three and nine month periods ended January 31, 1999 and 1998 were not audited; however, the financial statements for the three and nine month periods ending January 31, 1999 and 1998 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

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










BIOSYNERGY, INC.
March 5, 1999


                             BIOSYNERGY, INC.
                              BALANCE SHEET
                                 ASSETS

                                          January 31, 1999  April 30,1998
                                         Unaudited              Unaudited
                                         ------------------  ---------------
CURRENT ASSETS
  Cash                                             65,637         31,150
  Accounts Receivable, Trade, Net of
   Allowance for Uncollectible Accounts
    of $500 at January 31, 1999 and $500 at
    April 30, 1998                                 74,641        75,955
  Inventories (Notes 1 and 4)                      46,660        50,148
  Short Term Note Due from Affiliate (Note 3)       2,200                  -
  Prepaid Expenses                                  2,245         3,792
          Total Current Assets                    191,383       161,045

DUE FROM AFFILIATE (Note 3)                       331,340       311,556

PROPERTY AND EQUIPMENT
   Equipment                                      128,691      170,670
   Leasehold Improvements                          15,140       15,140
                                                  143,831      185,810
  Less: Accumulated Depreciation and
         Amortization                           ( 129,320)   ( 165,897)
                                                   14,511       19,913
OTHER ASSETS
 Patents, Net of Accumulated
  Amortization (Note 1)                            20,162       22,553
 Deposits                                           5,995        5,995
 Investment in Affiliated Company (Note 3)            -             -
                                                   26,157       28,548
                                                  563,391      521,062
                                                 ---------   ----------


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                 9,695        8,875
  Accrued Executive Compensation                  24,616       37,355
  Other Accrued Compensation                        7,769       3,060
  Accrued Payroll Taxes                               594         254
  Deferred Rent                                     1,807       1,783
  Other Accrued Expenses                            2,247       1,949
    Total Current Liabilities                      46,728      53,276
COMMITMENTS AND CONTINGENCIES (Note 7)                 -          -

SHAREHOLDERS' EQUITY (Note 5)
 Common Stock, No Par Value; 20,000,000 Shares
     Authorized, Issued:  13,806,511
Shares at January 31, 1999 and at April 30, 1998  632,663    632,663
 Additional paid-in capital                           100        100
 Accumulated Deficit                             (116,100)  (164,977)
                                                  516,663    467,786
                                                  563,391    521,062
                                               ----------- ----------

The accompanying notes are an integral part of the financial statements.

                             BIOSYNERGY, INC.
                        STATEMENT OF OPERATIONS
                                Unaudited

                                     Three Months Ended    Nine Months Ended
                                     January 31,             January 31,
                                    1999           1998   1999          1998
                                    --------------------- -------------------
REVENUES
  Sales                             131,704     129,139   409,332     403,014
  Computer Rentals and Services         150         150       450         450
  Other Income                          879         762     2,365       2,192
                                    132,733     130,051   412,147     405,656

COST AND EXPENSES
  Cost of Sales and Other
   Operating Charges                 50,863      47,164   144,800     144,720
  Research and Development           11,636       8,230    33,081      23,364
  Marketing                          18,642      13,195    54,439      37,477
  General and Administrative         46,787      41,200   130,769     115,868
    Interest Expense                   -           -          181         242
                                    127,928     109,789   363,270     324,671

NET INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEMS        4,805      20,262    48,877      80,985
  INCOME TAXES                          721       3,039     7,332      15,246
  INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEMS               4,084      17,223    41,545      65,739

EXTRAORDINARY ITEMS
  Reduction of Income Taxes
   arising from utilization of
   prior Years' Net Operating
   Losses (Note 8)                      721      3,039      7,332      15,246

NET INCOME (LOSS)                     4,805     20,262     48,877      80,985

NET INCOME (LOSS) PER
   COMMON SHARE (Note 6):
   Before Extraordinary Items         .0003      .0012      .0030       .0048
   Extraordinary Items                .0000      .0002      .0005       .0011

NET INCOME (LOSS)                     .0003      .0014      .0035       .0059

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   (Note 6)                      13,806,511  13,806,511 13,806,511 13,806,511
                                 ----------  ---------- ---------- ----------

The accompanying notes are an integral part of the financial statements.

                           BIOSYNERGY, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY

                 NINE MONTHS ENDED JANUARY 31, 1999

                              Unaudited


                                               Additional
                         Common Stock            Paid-in
                      Shares        Amount       Capital     Deficit  Total
                    ---------------------------------------------------------
Balance, May 1,
   1998             13,806,511     632,663        100       (164,977) 467,786


Net Profit (Loss)       -             -            -          48,877   48,877


Balance, January 31,
  1999              13,806,511    632,663         100       (116,100) 516,663





















The accompanying notes are an integral part of the financial statements.

                             BIOSYNERGY, INC.

                         STATEMENTS OF CASH FLOWS

                                Unaudited

                                                NINE MONTHS ENDED JANUARY 31,
                                                 1999                 1998
                                               ------------------------------
OPERATING ACTIVITIES:
  Net Income (Loss)                                48,877             80,985
  Adjustments to Reconcile Net Cash Used for
   Operating Activities:
    Depreciation and Amortization                   5,732              4,602
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable     1,314            (17,442)
     (Increase) Decrease in Inventories             3,488            ( 3,139)
     (Increase) Decrease in Prepaid Expenses        1,547            ( 3,554)
     Increase (Decrease) in Accounts Payable
       and Accrued Expenses                       ( 6,548)           (28,585)
  Net Cash Provided (Used) by Operating
    Activities                                     54,410             32,867

INVESTING ACTIVITIES:
  (Increase) Decrease in Due From Affiliate       ( 19,784)        ( 14,323)
  (Increase) Decrease in Deposits                      -                 56
  (Increase) Decrease Short Term Note
    Affiliate (Note 3)                               2,200               -
  (Increase) Decrease Equipment                      2,061         (  9,350)
  (Increase) Decrease Leasehold Improvements     (     -  )        (  2,924)
  Net Cash Provided (Used) by Investing
    Activities                                    ( 19,923)        ( 26,541)

FINANCING ACTIVITIES:
 Net Cash Provided (Used) by Financing
    Activities                                         -                -

 Increase (Decrease) in Cash and Cash
    Equivalents                                    34,487            6,326
  Cash and Cash Equivalents at Beginning
    of Period                                      31,150           12,420
  Cash and Cash Equivalents at End of Period       65,637           18,746
                                                -----------      ----------




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

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of January 31, 1999:

                                   S T O C K   O F   A F F I L I A T E S

                                                      F.K. Suzuki
                                Stevia    Biosynergy  International  Medlab
Stock Owner                     Company      Inc.          Inc.       Inc.
--------------------            ---------------------------------------------
Stevia Company, Inc.               -         13.8%          -          -
Biosynergy, Inc.                   .4%         -            -          -
F.K. Suzuki International, Inc.  55.8%       18.8%          -         100%
Fred K. Suzuki, Officer            -           -          35.6%        -
Lauane C. Addis, Officer           .1%         .1%        32.7%        -
James F. Schembri, Director        -         12.9%          -          -
Mary K. Friske, Officer            -           .1%          .2%        -
Laurence C. Mead, Officer          .1%         .1%         2.9%        -

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

The Company owned 130,403 shares of Stevia Company, Inc. Common Stock at January 31, 1999, representing a .4% interest in Stevia. Although the Common Stock of Stevia Company, Inc. is tradeable in the over-the-counter market, there is no established public trading market for such Common Stock due to limited and sporadic trades. Furthermore, on December 8, 1998, Stevia Company, Inc. announced it filed a Complaint for Judicial Dissolution. As of January 31, 1999, the bid price of the common stock of Stevia Company, Inc. was estimated to be zero.

Common offices are shared with Stevia Company, Inc. Intercompany charges for shared expenses are made by whichever company incurs such charges. Such intercompany charges, together with funds advanced to Stevia in prior years, have resulted in the following balances:

                       April 30, 1998 -    $298,335
                       January 31, 1999  - $312,816

At January 31, 1999, the financial condition of Stevia Company, Inc. is such that it is unlikely to be able to repay the Company during the next year without liquidating a portion of its assets. On December 8, 1998, Stevia Company, Inc. announced it had filed a complaint for judicial dissolution in the Circuit Court of Cook County, Chancery Division. Lauane C. Addis, Secretary and General Counsel of the Company and Stevia Company, Inc., was appointed interim receiver to sell certain assets of Stevia Company, Inc. It is uncertain the amount, if any, of the proceeds from the sale of such assets will be used to satisfy the unpaid intercompany charges owed to the Company.

The following balances were due from F.K. Suzuki International, Inc.;

                       April 30, 1998    - $13,221
                       January 31, 1999  - $18,524

The balances result from an allocation of common expenses offset by advances received from time to time. At January 31, 1999, the financial condition of F.K. Suzuki International, Inc. is such that it is unlikely to be able to repay the Company during the next year without liquidating a portion of its assets.

                           BIOSYNERGY, INC.

                    NOTES TO FINANCIAL STATEMENTS

On August 31, 1998, the Company extended a line of credit to Stevia Company, Inc. of $20,000 evidenced by a Note payable on or before December 31, 1998, which date has been extended to March 31, 1999, with 10% interest on the unpaid principal balance. Proceeds of this line of credit are intended to be used by Stevia Company, Inc. for expenses related to its dissolution. The
Note is secured by a first mortgage on a processing facility in Pueblo, Colorado owned by Stevia Company, Inc. At January 31, 1999, the balance due under the Note was $2,200.

4.  Inventories:

Components of inventories are as follows:

                  April 30, 1998      January 31, 1999
                  --------------      ------------------
Raw Materials        $31,789            $27,933
Work-in process       16,049             11,624
Finished Goods         2,310              7,103
                     $50,148            $46,660

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

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval. As of January 31, 1999, no portion of this option was exercised.

                           BIOSYNERGY, INC.

                     NOTES TO FINANCIAL STATEMENTS

6.  Income or (Loss) Per Shares:

Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits. The weighted average number of common shares outstanding were 13,806,511 at January 31, 1999 and April 30, 1998. The affect of conversion of stock options has not been presented as conversion would be anti-dilutive.

7.  Lease Commitments:

In 1996 the Company entered a new lease agreement for its current facilities which expires January 31, 2001. The base rent under the lease, of which 15% is allocated to Stevia Company, Inc., escalates over the life of the lease. Total rent payments for each fiscal year are as follows:

             Year ending April 30           Total Base Rent
             ---------------------          ---------------

                    1996                        11,000
                    1997                        66,733
                    1998                        68,200
                    1999                        68,567
                    2000                        69,300
                    2001                        51,975

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. The lease can be extended for an additional five year term.

8.  Income Taxes:

At April 30, 1998, net operating loss carryforwards were available and expire, if not used, as follows:

                     Year Ending       Net Operating
                      April 30,            Losses
                     ------------     ---------------
                        1999            $  677,671
                        2000               455,166
                        2001               449,142
                        2002               132,470
                        2003                85,822
                        2004                41,176
                        2006                   160
                        2007                28,253
                                      ---------------
                                        $1,869,860

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

9.  Major Customers:

Shipments to one customer amounted to approximately 40.12% of sales during the quarter ending January 31, 1999. At January 31, 1999 there was an outstanding account receivable from this customer of approximately $37,981.

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

                            BIOSYNERGY, INC.

Item 2.MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES/REVENUES
---------------

For the three month period ending January 31, 1999 ("3rd Quarter"), the net sales increased 2% or $2,565, and increased 1.57% or $6,318 during the nine month period ending January 31, 1999, as compared to net sales for the comparative periods ending in 1998. This overall increase in sales is the result of increased sales of HemoTempR II Blood Temperature Monitors. As of January 31, 1999, the Company had no product back orders.

In addition to the above, the Company realized $450 of income as a result of leasing a portion of its computer time to Stevia Company, Inc., an affiliate, and $2,365 of miscellaneous income for the nine month period ending January 31, 1999.

INCOME/LOSS
-----------

The Company realized a net profit of $4,805 during the 3rd Quarter as compared to a net profit of $20,262 for the comparative quarter of the prior year. The Company also realized a net profit of $48,877 for the nine month period ending January 31, 1999 as compared to a net profit of $80,985 during the same period in 1998. The decrease in net profit is due primarily to an increase in marketing, research and development, and general and administrative expenses described below.

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

EXPENSES
GENERAL
-----------

The operating expenses incurred by the Company during the 3rd Quarter increased overall by 16.52%, or $18,139, and increased by 11.89%, or $38,599 for the nine month period ending January 31, 1999. An explanation of each category of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

COST OF SALES AND OTHER OPERATING CHARGES
-------------------------------------------

The cost of sales and other operating charges during the 3rd Quarter increased by $3,699 and increased by $80 during the nine month period ending January 31,
1999 as compared to the same periods in 1998.   As a percentage of sales, the
cost of sales and other operating charges were 38.62% during the 3rd Quarter and 36.52% for the same quarter ending in 1998, and 35.37% during the nine month period ending January 31, 1999 as compared to 35.91% for the same nine-month period ending in 1998. Although the cost of sales and operating charges increased, the cost of sales and operating charges, as a percentage of sales, has not materially changed during the last year, and is not expected to materially change in the foreseeable future.

RESEARCH AND DEVELOPMENT
-------------------------

Research and development costs increased $3,406 or 41.39% during the 3rd Quarter, as compared to the same quarter in 1998. These costs increased by $6,717 or 25.48% during the nine month period ending January 31, 1999 as compared to the same period in 1998. These increases are primarily related to increases in salaries, purchases of laboratory equipment and product prototype costs. These increased costs do not reflect changes in the Company's development policies. The Company intends to continue to direct research and development to the improvement of its current product line and to those new products which are natural expansions of the current product line. The Company may also increase its research and development activities to fulfill research and development contracts for the development of products specifically designed for a customer, which will generally be offset by research revenues.

MARKETING
------------

Marketing costs for the 3rd Quarter increased by $5,447 or 41.28%, as compared to the quarter ending January 31, 1998, and increased $16,962 or 45.26% during the nine month period ending January 31, 1999 as compared to the same period in 1998. The additional expenses incurred by the Company during the comparative periods ending January 31, 1999 were related to the Company's participation in a trade show, increased salaries, brochure reprints, and promotion/entertainment expenses. The Company intends to expand its marketing budget as resources become available.

GENERAL AND ADMINISTRATIVE
-----------------------------

General and administrative costs increased by $5,587, or 13.56%, during the 3rd Quarter and increased by $14,901 or 12.86% during the nine month period ending January 31, 1999, as compared to the same periods in 1998.

The overall increase in these costs was primarily related to increased salaries and bonuses and the write-of of certain outdated computer equipment retired during the 3rd Quarter.

ASSETS/LIABILITIES
--------------------

                                 GENERAL
                                ----------

Since April 30, 1998, the Company's assets and liabilities have not materially changed. The Company has experienced an increase in current assets and a decrease in liabilities due to improved cash flow from operations.

DUE FROM AFFILIATES/SHORT TERM NOTE DUE FROM AFFILIATE
------------------------------------------------------

The Company was owed $312,816 by Stevia Company, Inc. ("Stevia"), an affiliate, and $18,524 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 1999. These affiliates owed $298,335 and $13,221 at April 30, 1998, respectively. These accounts primarily represent common expenses which are charged by one company to the other for reimbursement. These expenses include rent, salaries and benefits for common employees, insurance and legal fees. These expenses are reviewed from time to time to determine if reallocation is appropriate. As a result of the increase in amounts due from affiliates, the Company has reduced its own liquid resources. See "FINANCIAL STATEMENTS."

On December 8, 1998, Stevia announced it filed a complaint for judicial dissolution in the Illinois Circuit Court of Cook County, Chancery Division. Lauane C. Addis, Secretary and General Counsel of the Company and Stevia Company, Inc., was appointed interim receiver to sell certain assets of Stevia, including its Pueblo, Colorado facility. Although the Company anticipates a portion of the proceeds from the liquidation of Stevia's assets will be used to repay the intercompany charges, it is uncertain how much, if any, of the unpaid intercompany charges will be repaid.

In this regard, on August 31, 1998, the Company extended a line of credit to Stevia of $20,000 evidenced by a Note payable on or before December 31, 1998, which due date has been extended to March 31, 1999, with interest at 10% on the unpaid principal balance. The proceeds from this line of credit are intended to be used by Stevia for expenses related to its dissolution. The
Note is secured by a first mortgage on Stevia's Pueblo, Colorado facility. The Balance due under the Note at January 31, 1999 was $2,200.

OTHER RELATED PARTY TRANSACTIONS
-----------------------------------

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval. As of January 31, 1999, no portion of this option was exercised.

During the 3rd Quarter, the Company purchased a microscope from its President, Fred K. Suzuki, for the purchase price of $1,500. Although there was no independent analysis of this transaction, the Company believes the purchase price approximates market value.

CURRENT ASSETS/CURRENT LIABILITY RATIO
---------------------------------------

The ratio of current assets to current liabilities, 4.10 to 1, has improved compared to 3.02 to 1 at April 30, 1998. Although the Company realized income for the nine-month period ending January 31, 1999, the Company used $14,920 of its cash to pay expenses incurred by the Company on behalf of Stevia and FKSI, which was not reimbursed. To this extent, the Company's current assets were converted to long-term receivables thereby reducing its current assets/liabilities ratio. In order to continue to improve the current asset/liability ratio, the Company's operations must remain profitable and the Company. See "DUE FROM AFFILIATES/SHORT TERM NOTE DUE FROM AFFILIATE" above.

WORKING CAPITAL/LIQUIDITY
--------------------------

During the nine-month period ending January 31, 1999, the Company experienced an increase in working capital of $36,886. This is due to the profitable operations of the Company during the nine-month period January 31, 1999.

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

As of January 31, 1999, the Company had $191,383 of current assets available. Of this amount, $46,660 was inventory and $74,641 was net trade receivables. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 1999 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

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

          (10) Material Contracts

               (a)Deferred Compensation Option Agreement, dated January 31, 1990, between the Company and Fred K. Suzuki(ii)

               (b)Note, dated August 31, 1998, executed by Stevia Company, Inc. (iii)

               (c)Mortgage, dated August 31, 1998, executed by Stevia Company, Inc. (iii)

               (d)Stock Option Agreement, dated November 12, 1998, between the Company and Fred K. Suzuki P. E-1.

          (11) Statement regarding computation of per share earnings - none.

     (15) Letter dated March 5, 1999, regarding interim financial information
(iv).

          (18) Letter regarding change in accounting principals - none.

          (19) Reports furnished to security holders - none.

     (22) Published report regarding matters submitted to vote of security holders - none.

          (24) Power of Attorney - none.

          (27) Financial Data Schedule - P.E-8.

     (b) No Current Reports on Form 8-K were filed during the period covered by this Report.
____________________________
[FN]
   (i)Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 3-28015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.
  (ii)Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1990 filed with the Securities and Exchange Commission.
 (iii)Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarterly period ended October 31, 1998.
  (iv)This exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.



       MARCH 9, 1999               /s/ FRED K. SUZUKI /s/
Date  ---------------------        -----------------------------------
                                   Fred K. Suzuki
                                   President, Chairman of the Board,
                                   Chief Accounting Officer and Treasurer

       MARCH 9, 1999               /s/ LAUANE C. ADDIS /s/
Date --------------------          ------------------------------------
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

                    THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the period ending October 31, 1998

                        Commission File Number: 0-12459


                                 BIOSYNERGY, INC.
                --------------------------------------------------
                (Exact name of registrant as specified in charter)

                           1940 East Devon Avenue
                         Elk Grove Village, IL 60007
                                (847) 956-0471

  (Address and telephone number of registrant's principal executive office or principal place of business)
  ---------------------------------------------------------------------------







                                   EXHIBITS

                               BIOSYNERGY, INC.

                                EXHIBIT INDEX




                                                      Page Number
                                                      Pursuant to
                                                      Sequential
Exhibit                                               Numbering
Number                   Exhibit                      System
----------     ------------------------------         ------------

10(a)          Stock Option Agreement dated
               November 12, 1998, between the
               Company and Fred K. Suzuki                    E-1

27               Financial Data Schedule                     E-8