Form 10-K
period 1999-04-30
BIOSYNERGY INC
filed 1999-07-28
CIK 715812

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

                    For the fiscal year ended 4/30/99

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 0-12459

                            Biosynergy, Inc.
______________________________________________________________________________
        (Exact name of registrant as specified in its charter)

       Illinois                                   36-2880990
______________________________________________________________________________
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

1940 East Devon Avenue, Elk Grove Village, Illinois     60007
______________________________________________________________________________
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (847) 956-0471
                                                    ______________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                Name of each exchange on which registrant
     NONE                                      NONE
___________________________        __________________________________________

Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, No Par Value
_____________________________________________________________________________
                           (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No        .
                                                   ---------    -------

Page One of 53 pages contained in the sequential number system. The Exhibit Index may be found on page E-i of the sequential numbering system.

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405
of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the registrant on April 30, 1999 cannot be ascertained with any certainty because there is no established trading market due to limited and sporadic trades.

The number of shares of common stock outstanding on April 30, 1999 was 13,806,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 14.

                                    Part I
                                    ______

Item 1. Description of Business
        -----------------------
General Development of Business
-------------------------------
Biosynergy, Inc. (the "Company") was incorporated as an Illinois corporation on February 9, 1976. The Company was formed primarily for the purpose of developing, manufacturing, and marketing products utilizing cholesteric liquid crystals. The Company presently manufactures and markets disposable medical, laboratory and industrial thermometric and thermographic cholesteric liquid crystal devices. The Company also distributes certain blood bank and laboratory products manufactured by third parties to specifications of the Company.

Although the Company did not enter into any agreements materially affecting its operations during Fiscal 1999, the Company experienced an increase in sales during fiscal 1999. The Company's sales of $548,800 were the highest since fiscal 1982. Although the Company realized a profit of $19,448 for the fiscal year ending April 30, 1999 compared to $99,351 for fiscal 1998, the Company had non-recovering extraordinary losses and write downs totaling $45,886 during fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company began distributing two new products, Hemo-CoolTM Thermoelectric Blood Cooling/Storage System and Temp-D-TekTM Infrared Temperature Monitor. See "Thermographic and Thermometric Devices and Accessories" below. Although these products did not contribute significantly to the sales or profits of the
Company, they are products which management of the Company believes are logical extensions of its product line.

The Company continued to introduce its products directly to industrial customers during Fiscal 1999. Although the Company did not make any material sales to customers in the industrial markets, the Company submitted various proposals to potential customers for use of its products and potential products. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments
---------------------------------------------

The Company generated revenues from sales of the medical and laboratory products listed below in the medical and laboratory industry segment during the fiscal year ended April 30, 1999, 1998 and 1997. For a description of these products, see "Narrative Description of Business."

Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 1999, 1998 and 1997.

                                     Fiscal Year Ending
                                        April 30, 1999
                                  ---------------------------
Medical and                                       Percentage
Laboratory                          Sales of       of Total
Products                            Product          Sales
-------------------------         -------------   -----------
HemoTempR II BMD                  $470,778.50         85.8%
TempTrendR TI                       24,479.00          4.5%
HemoTempR BMD                       15,861.00          2.9%
TempTrendR II TTD                   12,137.50          2.2%
HemoTempR II Activator               7,592.00          1.4%
LabTempR 20 ST                       4,695.50          0.9%
LabTempR 40 ST                       3,903.50          0.7%
Hemo-CoolTM & Accessories            2,709.80          0.5%
Vena-VueR VAD                        2,330.00          0.4%
StaFreezR FTI                        2,291.00          0.4%
Miscellaneous (1)                    1,527.00          0.2%
Temp-D-TekTM                           495.00          0.1%
                                  --------------   ---------
                                  $548,799.80(2)     100.0%

                                      Fiscal Year Ending
                                        April 30, 1998
                                  --------------------------
Medical and                                       Percentage
Laboratory                          Sales of       of Total
Products                            Product          Sales
--------------------------        -----------     ----------
HemoTempR II BMD                  $444,005.90         83.8%
TempTrendR TI                       31,165.50          5.9%
TempTrendR II TTD                   13,136.00          2.5%
HemoTempR BMD                       12,574.60          2.4%
LabTempR 20 ST                       6,796.00          1.3%
LabTempR 40 ST                       6,688.50          1.3%
Miscellaneous (1)                    5,926.50          1.1%
HemoTempR II Activator               5,570.00          1.0%
Vena-VueR VAD                        2,070.00           .4%
StaFreezR FTI                        1,527.00           .3%
                                  --------------   ---------
                                  $529,460.00(2)     100.0%

                                     Fiscal Year Ending
                                        April 30, 1997
                                  --------------------------
Medical and                                       Percentage
Laboratory                          Sales of       of Total
Products                            Product          Sales
                                  -------------  -----------
HemoTempR II BMD                  $415,616.20         82.7%
TempTrendR TI                       29,215.50          5.8%
TempTrendR II TTD                   15,708.00          3.1%
HemoTempR BMD                       14,496.00          2.9%
LabTempR 20 ST                       9,042.50          1.8%
HemoTempR II Activator               6,164.00          1.3%
LabTempR 40 ST                       5,589.50          1.1%
Vena-VueR VAD                        2,635.00           .5%
Miscellaneous (1)                    1,517.00           .5%
StaFreezR FTI                        2,576.35           .3%
                                  --------------  ----------
                                  $502,560.05(2)     100.0%

__________________
(1) Includes sales of LabTempR 60, L.C. Sheets, Tempa.SlideTM, and special order thermometric and thermographic consumer and laboratory products.

(2) Includes discounts and returns.

See "Information About Foreign and Domestic Operations and Export Sales". See also "Selected Financial Data" and "Financial Statements and Supplementary Data" for the operating profit and loss and identifiable assets related to the
Company's operations in its industry segment.

Narrative Description of Business.
---------------------------------

As described in "General Development of Business", the Company is presently engaged in the business of developing, manufacturing, and marketing disposable thermometric and thermographic temperature indicators and accessories, and distributing and marketing certain non-disposable thermometric and blood transportation products for the medical, laboratory and industrial markets. Further information about this business segment and proposed products of the Company are described below.

Thermographic and Thermometric Devices and Accessories.
------------------------------------------------------
During the fiscal year ending April 30, 1999 the Company manufactured and marketed various medical, laboratory and consumer thermometric and thermographic devices and accessories. These products were sold to hospitals, clinical end-users, laboratories and product dealers.

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

2. HemoTempR II BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 10-11o C. HemoTempR II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 4o C. After being activated, the irreversible indicator remains blue colored for 72 hours unless the blood is warmed to a temperature of 10o C. or above, in which case the indicator loses its blue color. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9o C. HemoTempR II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

3. HemoTempR II Activator, is an electronic, portable block model heater developed to provide a reliable source of heat necessary to activate the Company's HemoTempR II BMD. The HemoTempR II Activator has a thermostatic control to permit precise setting and continuous control of temperatures in the range for activation of the Company's HemoTempR II BMD. This device is intended by the Company to be used with HemoTempR II BMD as a system for blood monitoring. This device is manufactured by another company to specifications set by the Company.

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

6. LabTempR 20, LabTempR 40 and LabTempR 60 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTempR 20 STI indicates temperatures between 0-21o C., LabTempR 40 STI monitors temperatures between 19-21 and 24-41o C., while LabTempR 60 STI measures temperatures between 41-61o C. These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

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

During Fiscal 1999, the Company began marketing and distributing the following products manufactured by other companies to specifications set by the Company:

1     Hemo-CoolTM Thermoelectric Blood Cooling/Storage System ("TBCSS") is a
self-contained, portable blood storage and shipping device for use in shipping whole blood from the blood bank to surgery, in the hospital setting, or to other destinations outside the hospital. The device operates similar to a portable refrigerator with a DC power supply, which is designed to maintain a constant temperature suitable for human blood. The cooling device is portable and can be used for storage and shipping of various other biologicals that have to be maintained at a constant refrigerated temperature.
2. Temp-D-TekTM - Infrared temperature monitor ("ITM") is a hand held infrared temperature detecting device offering non-contact surface temperature monitoring in milliseconds to a tenth of a degree accuracy. The Temp-D-Tek ITM provides quality central temperature monitoring of lab equipment up to 26 times faster than a traditional electronic thermometer and 46 times faster than a ASTM mercury thermometer. The Temp-D-Tek ITM is ideal for use in laboratories or any setting where non-invasive or non-contact temperature monitoring is desirable.
The Company is also developing these other products.

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

3. The Company has become aware that a need exists for products to augment its current product line, such as the HemoTempR II Activator and Hemo-CoolTM Thermoelectric Blood Cooling/Storage System. The Company is investigating the feasibility of additional products to systematize the use of its thermometric and thermographic liquid crystal devices as well as alternative technologies to supplement its current product line. The results of such investigations are not predictable at this time.

4. The Company is investigating alternative thermometric and thermographic technologies for use in applications where the Company's current products are unsuitable. Since the investigation of these alternative technologies is not complete, there can be no assurance the Company will be able to develop any commercial products as a result of this activity.

5. The Company is investigating the use of certain compounds for use as bacteria growth regarding agents for use in food and other products. Since the review of these compounds is in its initial stages, and there are several unknown factors regarding efficacy, supply and regulatory requirements, the feasibility of this project cannot be predicted with any certainty at this time.

Manufacturing.
-------------
The Company manufactures all of its products except for the HemoTempR II Activator, Hemo-CoolTM TBCSS and Temp-D-TekTM ITM. These products are manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has twenty-three years of experience working with various liquid crystal formulations and thermometric and thermographic application methods. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug
Administration
("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

Marketing and Distribution.
--------------------------
The Company has traditionally targeted the medical and laboratory markets. While novel products, such as the Company's products, enjoy the advantage of no initial competition, they also initially lack a demonstrated market and acceptance by medical and laboratory personnel. Furthermore, cost savings programs and awareness have slowed down the introduction of new products, particularly in the medical market. As a result, the time required to achieve acceptance of the Company's medical products is significantly increased, in Management's opinion.

Because of these conditions, the Company has been forced to rely heavily on its own marketing and distribution efforts in the medical market, rather than the use of the traditional medical product distributors, for a large portion of its sales. Nevertheless, the Company's primary distributor in the United States, Fisher Scientific Company ("Fisher"), and the Company's other product distributors have increased their sales of the Company's products throughout the United States over the past few years. During Fiscal 1999, Fisher accounted for 36.57% of the Company's sales. Although it is difficult to predict the ultimate success of Fisher and other distributors in selling the Company's products, management believes this trend will continue.

The Company's contract with the American Association of Blood Banks ("AABB") Group Purchasing Program expires March 31, 2000. Approximately 2,500 AABB Member Institutions throughout the United States are eligible to purchase HemoTempR II blood bag temperature indicators and HemoTempR II Activators at a discount under this contract. The Company is required to pay a commission of 2% of all sales under this contract to the AABB.

The Company continues to negotiate with various medical and laboratory product companies for the distribution of its products under private labels and to introduce its products in the industrial, pharmaceutical and laboratory markets, the success of which cannot be assured. The Company is attempting to introduce new products to supplement its current product line. The Company is also researching products outside the traditional medical and laboratory markets, the results of which cannot be predicted at this time.

At the present time, two employees are engaged on a part-time basis in marketing the Company's products. The Company uses the services of an in-house sales representative for telemarketing on a commission only basis. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company directly markets and sells to industrial customers.

The Company is unaware of its current market share for its medical and laboratory products, although the Company is currently collecting data to be used in marketing studies in the future.

Sources and Availability of Raw Materials.
-----------------------------------------
In general, the Company believes its sources and availability of raw materials and finished products to be satisfactory. Presently, there are a limited number of domestic manufacturers of liquid crystal chemicals. Although it is expected that these domestic manufacturers will continue to supply the raw liquid crystals needed for the production of the Company's products, which cannot be assured, if industrial quantities of raw liquid crystals are unavailable from domestic sources, the Company will need to import these materials from foreign suppliers, or, as an alternative, manufacture such materials itself. Other materials and products are currently available from a variety of suppliers.

Patents and Trademarks.
----------------------
The Company has been granted or assigned five United States and four foreign patents relating to liquid crystal technology. All of the related Company's patents of the United States patents and all of the foreign patents, generally related to liquid crystals or liquid crystal dispersion processes, have expired. During Fiscal 1999, the Company was informed that its patent relating to cholesteric liquid crystal formulations and temperature monitoring means for the Company's irreversible liquid crystal products
(No. 4,859,360) was administratively invalidated for failure to pay patent fees. Although the Company's patents are no longer in effect, management does not believe this will have an adverse material impact on the Company's operations, revenues or properties.

The Company has received registered trademark protection on all product names to date excepting Temp-D-TekTM, Tempa.SlideTM, FoodGardeTM, LaproVueTM and Hemo-CoolTM. The Company has retained, however, all the rights to the Temp-D-TekTM, Temp.SlideTM, FoodGardeTM, LaproVueTM and Hemo-CoolTM common law trademark. Additional trademarks registrations will be applied for as needed.

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

Seasonal Aspect of Business.  The business of the Company is not seasonal.
---------------------------

Working Capital Items.
---------------------
The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required, as is customary in the medical and laboratory markets, to carry inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company's current assets.

The Company presently grants payment terms to customers and dealers of 30 days. The Company will not accept returns of products from its dealers except for exchange, but does guarantee the quality of its products to the end user.

As of April 30, 1999, the Company had $464,208 of current assets available. Of this amount, $49,671 was inventory and $76,649 was net trade receivables. The additional cash on hand represented the proceeds from the repayment of previous advances to Stevia Company, Inc. ("Stevia") for common area expenses. See "Management's Decision and Analysis of Financial Condition and Results of Operations." The Company invested $250,000 of its cash in certificates of deposit on May 19, 1999.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2000 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the
Company are impaired for any reason, it will be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations."

Major Customers.
---------------
Fisher, the Company's primary independent product distributor, was directly responsible for 36.57% or more of the Company's net sales during the fiscal year ending April 30, 1999. No other customer or distributor accounted for 10% or more of the Company's net sales during the past fiscal year. At April 30, 1999, Fisher owed the Company $32,916. Management believes the loss of this customer would materially reduce the revenues of the Company until the Company could retain the services of another major product distributor.

Backlogs.
--------
The Company had backorders of $6,759 as of April 30, 1999.  The
Company still had $485 in backorders as of June 14, 1999.

Government Contracts.
--------------------
The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government entity.

Competition.
-----------
The Company has no known commercial competitors of its disposable vein assessment device or blood monitoring devices using liquid crystal technology. Because of the Company's employment agreements with former employees and processing trade secrets, it does not anticipate competition in these areas in the near future. In the area of laboratory temperature monitoring, there are no other competitors who market an infinitely thin liquid crystal temperature indicator. In the area of a frozen food or drink safety indicator, there is no competition known to the Company that utilizes liquid crystal technology. The Company believes that the frozen food industry presently uses primarily physical and organoleptic evaluation (e.g., evaluation of softness, texture, aroma, taste and the like), as well as mercury thermometers and temperature sensitive inks to monitor freshness. Labels containing wax encapsulated dyes with specific low melting points and capillary action products produced by 3M under the tradename MonitorMarkR and polymer/monomer indicators from Lifeline are also available.

The Company's HEMOTEMPR II BMD (blood bag temperature monitor) competes in the medical market against Safe-T-Vue (Williams Laboratory) and MonitorMark
(3M).
Management of the Company believes that the MonoTech and 3M products are technically inferior to HEMOTEMPR II BMD in that they provide only an irreversible monitor with nothing to warn the user that blood is approaching an unsafe temperature. In addition, the MonoTech product must be refrigerated prior to use, and, because of their design, both products can readily be dislodged from the blood bag. There is no known commercial competitors of the
Company's HemoTempR II Activator or Hemo-CoolTM Blood Cooling/Storage System.

The Company competes with several other infrared device manufacturers and distributers in general temperature monitoring, but no other company has stressed quality control as a primary reason for use of an infrared thermometric device such as the Temp-D-TekTM ITM. The Company's Temp-D-TekTM ITM has been designed with a lower accuracy variance than other hand held infrared thermometric devices. As a result, it is more suitable for certain quality control and precision thermometric procedures.

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

Research and Development.
------------------------
During Fiscal 1999, 1998 and 1997, the Company spent $47,377, $36,070 and $32,265, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

The Company is conducting research and development of products, which are discussed under "Thermographic and Thermometric Devices and Accessories." In this regard, the Company may require financing to complete the development of these products. The success of the Company in obtaining financing for research and development will largely determine whether the Company will continue the research and development for such products or expand its research and development to other products.

Government Regulations.
----------------------
The Company does not currently plan to market diagnostic or therapeutic products which are subject to stringent United States Food and Drug Administration (FDA) review and pre-market approval in the near future, although some of the products under review, such as the bacteria growth retarding compound, may require approval by the FDA or other government agencies. Present medical products of the Company are classified by the FDA as Class I or Class II. These are subject only to general regulations requiring that manufacturers adhere to certain guidelines to provide reasonable assurance of utility, safety, and effectiveness. These guidelines include labeling requirements, registration with the FDA as a manufacturer, listing of devices in commercial distribution with the FDA, notification to FDA of devices proposed to be marketed, conformance to specified current good manufacturing practices in the manufacture of the devices, conformance to certain record-keeping requirements, and, in the case of Class II devices, conformance to certain performance standards. At the present time, the Company believes that it is in compliance with regulations set forth by the FDA.

Information About Foreign and Domestic Operations and Export Sales.
------------------------------------------------------------------
The Company had export sales of $12,266 during the last fiscal year, and export sales of $17,077 and $22,145 during the fiscal years ending in 1998 and 1997, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

The Company does not rely on any foreign operations other than its dealers and marketing representatives in their respective marketing areas. See "Marketing and Distribution." It is not anticipated export sales will be material to operating revenues or income of the Company. Foreign sales are contingent upon, among other factors, foreign trade regulations, value of the United States Dollar and, where required, government approval of the Company's products including CE Marketing requirements.

Environmental Protection Expenditures.
-------------------------------------
The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2000.

Employees.
---------
The Company presently has five full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), two Vice Presidents, a manufacturing/packaging employee and a secretary/receptionist.

Item 2. Properties
        ----------
The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party. The lease for these facilities expires on January 31, 2001. See footnote 9 of the
"Financial Statements."

A majority of the Company's Elk Grove Village facility is currently in use; however, Management believes this facility is adequate for its needs in the foreseeable future. Located at the Company's facility is equipment utilized for research, development, and manufacturing of the Company's products.

Item 3. Legal Proceedings
        -----------------
There is no material litigation threatened or pending against the Company or any of its properties.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------
None


                                   PART II
                                   -------

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters.
        --------------------------------------------------------------------

Market Information.
------------------
Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock. These quotations do not necessarily reflect actual transactions nor represent the actual value or trading price of the Company's common stock. Such over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown, or commission. Trading and pricing information for Fiscal 1997, 1998 and 1999 was not available to the Company, although the management of the Company does not believe there were sufficient trades to establish a market for its common stock.

Holders.
-------
As of April 30, 1999, there were approximately 850 shareholders of record of the Company's common stock.

Dividends.
---------
The Company has never declared any dividends and does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

Item 6. Selected Financial Data
        -----------------------

                                  Fiscal Years Ending
                                  -------------------
                        1999     1998      1997       1996       1995
                     --------  --------  --------   ---------   --------
Operating Revenues   $548,800  $529,460  $502,560    $454,784   $443,337
Other Revenues          3,812     3,460     8,104       5,677      6,863
Net Income/(Loss)      19,488    99,351    88,963      92,197     47,824
  after Taxes

Net Income/(Loss)       .0014     .0072     .0064       .0066      .0035
per Share After
 Taxes

Total Assets          507,396   521,062    455,579    428,331    409,320
Long Term Debt            -         -         -          -          -

Stockholder Equity/
 (Deficit)            487,234   467,786    368,435    279,472    187,275

Item 7.Management's Discussion and Analysis of Financial Condition and
       ---------------------------------------------------------------
       Results of Operations
       ---------------------

Net Sales.
---------
Net sales for the fiscal year ending April 30, 1999 were $19,340, or 3.65%, higher than the previous fiscal year, and $46,240, or 9.2%, higher than the fiscal year ending in 1997. The increase in sales during Fiscal 1999 was due to the growing acceptance of the Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $26,773, or 6.03%, in sales of its HemoTempR II product in Fiscal 1999 as compared to Fiscal 1997, and an increase of $55,163 as compared to Fiscal 1997.

Other Revenues.
--------------
During Fiscal 1999, the Company realized $3,596 of miscellaneous income. This income was related to leasing a portion of its computer time to Stevia Company, Inc. ("Stevia"), an affiliate, sub-leasing a portion of the Company's storage space to a non-affiliate, and contract printing for a non-affiliate.

Costs and Expenses.
------------------
Operating costs and expenses for the fiscal year ending
April 30, 1999 increased by $53,241 compared to the fiscal year ending in 1998, and increased by $65,109 as compared to the fiscal year ending in 1997.
The overall increase in operating costs and expenses for Fiscal 1999 were generally related to increases in salaries and related employee expenses, and increased marketing and research and development expenses. Generally, with the exception of the increase in employee salary and related expenses, the overhead expenses of the Company have remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales.
-------------
As a percentage of net sales, the cost of sales was 31.5% for the fiscal year ending April 30, 1999, 35.77% for the fiscal year ending in 1998 and 36.94% for the fiscal year ending in 1997. The Company expects that the cost of sales as a percentage of net sales will remain substantially the same over the next fiscal year in the absence of a material decrease in sales or increase in raw material cost.

Research and Development Expenses.
---------------------------------
Research and development expenses increased during the fiscal year ending in 1999 by $11,307, or 31.35%, as compared to the fiscal year ending in 1998, and increased by $15,112, or 46.84%, as compared to the fiscal year ending in 1997. Historically, the Company's research and development activities were limited to improvement of the current product line and development of products which were natural extensions thereof. Recently the Company has been investigating other products and accessories complimentary to its current product line and entirely new technologies. See "Narrative Description of Business - Thermographic and Thermometric Devices and Accessories." Although it is not anticipated that the development of such products will materially increase the Company's research and development expenses, there is insufficient information available to determine the extent the Company will be required to allocate its resources to develop these products.

Marketing Expenses.
------------------
The Company's marketing expenses were $69,207 in 1999 and $51,077 in 1998, as compared to $54,075 for the fiscal year ending in 1997. The increase during Fiscal 1999 was primarily due to expenses incurred for attendance at the Blood Bank Show and printing product information materials.
The Company continues to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth. Included in marketing expenses for Fiscal 1999 are commissions related to an unsalaried salesperson.

General and Administrative Expenses.
-----------------------------------
The Company's general and administrative costs increased by $18,533 as compared to the 1998 fiscal year, and increased by $26,008 as compared to the fiscal year ending in 1997. The increase was primarily the result of increases in salaries and related employment expenses. See "Cost and Expenses" above. Except for extraordinary items, and salary and related employee expenses, it is unlikely general and administrative expenses will materially change during Fiscal 2000.

Extraordinary Items.
-------------------
During the last quarter of fiscal 1999, the Company abandoned certain furniture and equipment, resulting in a write-off of $2,523. In addition, the Company discovered that its patent related to irreversible liquid crystals had been administratively invalidated due to the failure of the Company to pay patent fees. As a result, the Company wrote off patent expenses which had been previously capitalized aggregating $19,732. The Company realized a loss of $24,097 as a result of partial payment and satisfaction of the amount due from Stevia, an affiliate. On April 16, 1999, Stevia was judicially dissolved. At that time, Stevia owed the Company an aggregate of $315,015. The Company received 93% of this amount, or $290,918, thus resulting in the loss. Notwithstanding the foregoing, management of the Company believes it was in the best interest of the Company to accept the reduced amount due from Stevia in order to liquidate the receivable. As a result, the Company was able to convert a long-term receivable into cash.
The
Company, as of May 19, 1999, invested $250,000 of the proceeds in certificates of deposit. See "Related Party Transactions" below.

Net Income/Loss.
---------------
The Company experienced an operating income of $65,334, but a net income of $19,448, a decrease of $79,903 over Fiscal 1998, and a decrease of $69,515 over Fiscal 1997. The overall decrease is primarily due to the extraordinary items and secondarily to the increase in operating expenses discussed above. See "Net Sales," "Costs and Expenses" and "Extraordinary Items" above. Management realizes that the continued profitability of the Company depends upon improving and maintaining sales of the Company's products and controlling expenses. The Company has continued its efforts to improve sales. However, there can be no assurance the Company will be able to continue to increase or maintain the current level of net sales.

As of April 30, 1999, the Company had net operating loss carryovers aggregating $1,192,189. Therefore, no income taxes are due for Fiscal 1999. See "Financial Statements," for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 9 to the Financial Statements for the year ending April 30, 1999. See "Financial Statements."

Assets.
------
Since April 30, 1998, the Company's assets have decreased by $13,666. This is primarily due to the writeoff of patents and furniture and equipment, and the loss sustained on the satisfaction of the amount due from Stevia. See "Extraordinary Items" above. Other minor changes in specific items do not reflect changes outside the ordinary course of business.

On November 12, 1998, the Company entered into a stock option agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $.025 per share. The option was subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1999, no portion of this option had been exercised.

The Company was owed $18,574.35 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 1999. FKSI owed $13,221 at April 30, 1998. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees. See "Financial Statements."
These
expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

Liabilities.
-----------
The Company's overall liabilities have decreased by $33,114 since April 30, 1998. This is primarily due to the use of cash from operations and a portion of the proceeds from the satisfaction of the amount due from Stevia to satisfy liabilities. See also "Assets" and "Liquidity and Capital Resources."

Related Party Transactions.
--------------------------
On April 16, 1999, Stevia was judicially dissolved. Prior to the dissolution of
Stevia, common offices, employees and certain operating expenses were shared by the Company and Stevia. On April 16, 1999, inter-company charges to Stevia for shared expenses aggregated at $315,015. The Stevia dissolution plan called for each creditor to receive 93% of the amount owed in full satisfaction such amount. As a result, the Company received $290,918 as its share of the Stevia dissolution proceeds. This resulted in a loss of $24,097. On August 31, 1998, the Company extended a line of credit to Stevia of $20,000 evidenced by a note payable on or before December 31, 1998, which date was extended to March 31, 1999. The proceeds of the line of credit were used by Stevia to finance its dissolution. The maximum amount due under the note was $2,200, which was repaid on March 25, 1999.

On April 1, 1999, the Company loaned $8,000 to its President, Fred K.
Suzuki.
The loan is evidenced by an unsecured note payable on demand with 10% interest on the unpaid balance. The entire balance remained unpaid at April 30, 1999. The Company made this loan as an accommodation to Mr. Suzuki. There has not been an independent evaluation of the value of this loan to Mr. Suzuki, however, it is believed by management that the interest charged Mr. Suzuki on this loan approximates fair market interest.

Current Assets/Liabilities Ratio.
--------------------------------
The ratio of current assets to current liabilities, 23.02 to 1, has increased from 3.02 to 1 at April 30, 1998. Although the Company realized income in fiscal 1999, the Company's increase in ratio of current assets to current liabilities was primarily the result of receiving $290,918 in proceeds from the satisfaction of the amount due from Stevia. The Company also advanced amounts to FKSI, thus resulting in the conversion of $5,353 in current assets to long-term receivables. See "Related Party Transactions" above. In order to maintain the Company's asset/liability ratio, the Company's operations must remain profitable and the Company must curtail use of its current assets for the benefit of FKSI.

Liquidity and Capital Resources.
During the fiscal year ending April 30, 1999, the Company had an increase in net working capital of $336,277. The increase in net working capital is primarily due to the receipt of $292,918 from the satisfaction of the amount due from Stevia to the Company and secondarily to cash flow from operations.

Cash used by operating activities was $16,454 during Fiscal 1999, primarily to retire company debt. Cash provided by operating activities was $50,709 during
Fiscal 1998 and $30,652 during Fiscal 1997. Although the Company experiences varying collection periods of its accounts receivable, the Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity.

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

Due to the financial condition of the Company during the fiscal years ending April 30, 1997, 1998 and 1999, the Company chose not to have its financial statements audited. The cost of such an audit would be approximately $15,000.

Except for its operating capital needs, the Company does not have any other material contingencies for which it must provide.
Effects of Inflation.
--------------------
With the exception of inventory and labor costs
increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.
Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

The information required by this item is set forth in pages F-1 to F-12.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

None.


                                  Part III
                                  --------

The information contained in items 10, 11, 12, and 13 is the same information to be included in the Registrant's definitive proxy statement, if any, to be filed with the Commission, and is included herein for convenience only.

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

The executive officers and directors of the Company are:

                          Positions              Served in
Name              Age     with Company           Office Since
--------------    ---     -------------------   --------------------

Fred K. Suzuki    69      President, Treasurer,  February, 1976 (1)
                          Director of Research
                          and Development,
                          Director of Marketing
                          and Sales, and Chairman
                          of the Board of Directors

Mary K. Friske    39      Vice President -       September, 1993
                          Administration,
                          Manager of Sales

Laurence Mead     37      Vice President -       April, 1994
                          Manufacturing,
                          Manager of Financial
                          and Product Development

Lauane C. Addis   43      Corporate Counsel,     February,
1984
                          Secretary and          December, 1985
                          Director               February, 1987


James F. Schembri 64      Director               November, 1990

_____________________

(1) Mr. Suzuki did not serve as President from August 1982 through February 1983. Prior to October, 1984, Mr. Suzuki served as Treasurer of the Company, and was once again appointed Treasurer on June 30, 1991.

As an incentive for his investment in the Company, the Board of Directors agreed to nominate James F. Schembri as a candidate for election to the Board of Directors of the Company. Other than the foregoing, there are no arrangement s or understandings between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The term of office for the members of the Board of Directors extends to the next regular meeting of shareholders or until they resign, and until their successors are duly elected. The term of office for the officers of the Company extends until they resign, are not re-elected by the Board of Directors, or are otherwise replaced by the Board of Directors of the Company.

Family Relationships.
--------------------

Lauane C. Addis is the son-in-law of Fred K. Suzuki. Otherwise, there is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Involvement in Certain Legal Proceedings.
----------------------------------------

None of the officers or directors are or have been involved in any legal proceedings which are material to an evaluation of the ability or integrity of same.

Business Experience.
-------------------

Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

FRED K. SUZUKI, Jr., Chairman of the Board, President, Treasurer, Director of Research and Development and Director of Marketing and Sales. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 to the present. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki International, Inc. ("FKSI"), and President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). Mr. Suzuki also served as President and Chairman of the Board of Directors of Stevia Company, Inc. ("Stevia") until is dissolution on April 16, 1999. FKSI is a holding company of Medlab and the Company, and was a holder of a majority of the common stock of Stevia until its dissolution. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and
Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia was a development company in the business of developing, manufacturing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products. Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company. Mr. Suzuki has developed several patents in the area of Diterpene glycosides, chemistry derived from the Stevia rebaudiana plant. Mr. Suzuki also holds patents in the area of liquid crystal chemistry. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

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

LAUANE C. ADDIS, Secretary, Corporate Counsel, and Director. Mr. Addis is currently a member of the law firm Katz & Karacic, L.L.C., Chicago, Illinois.
Mr. Addis served the Company from February, 1984 to June, 1991 as its Vice President - Finance and Chief Financial Officer on a part-time basis and was employed in the equivalent capacity on a part-time basis by Stevia. From December, 1985 thru June, 1991, Mr. Addis also served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company. In July, 1991, Mr. Addis resigned from these positions to return to the full-time private practice of law. Mr. Addis is also an officer and director of FKSI, an affiliate of the Company, and served as the Secretary and a director of Stevia until its dissolution on April 16, 1999. Mr. Addis graduated from Andrews University with a B.A. in History and Business Administration in June, 1978. He received his Doctor of Jurisprudence from Baylor University in 1981 and his Master of Laws in Taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado, Illinois and Texas Bar Associations.

JAMES F. SCHEMBRI, Director. Mr. Schembri was elected to the Board of Directors on November 15, 1990. Mr. Schembri is the founder and President of Schembri & Associates (formerly Automatic Controls Company). This company was a manufacturer's representative with offices in Michigan, Ohio and Kentucky. It currently is involved in specialized lending situations with Equity Funding, Inc. of West Bloomfield, Michigan. Mr. Schembri is one of the founders and President of Fenton Systems, Inc., Burton, Michigan. In addition to these activities, Mr. Schembri is founder and President of Wickfield Leasing Company, which leases automobiles and office equipment. Mr. Schembri also served as a director of Stevia until its dissolution on April 16, 1999. Mr. Schembri received his Bachelor of Science Degree in Mechanical Engineering from the University of Detroit in June, 1957.

Item 11. Executive Compensation.
         ----------------------

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 1999, 1998 and 1997 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.


                        Summary Compensation Table
                        --------------------------

      Annual Compensation                  Long Term Compensation/Awards
      -------------------                  -----------------------------

Name and                            Other
Principal                           Annual                       All Other
Position       Year  Salary  Bonus  Compensation (1) Options (2) Compensation
-------------- ---- -------- ----- ----------------- ----------- ------------

Fred K. Suzuki 1999  $66,750   -        -               -       $3,000(3)
President,     1998  $60,770   -        -               -          -
Chairman of    1997  $56,827   -        -               -          -
the Board and
Chief Executive
Officer

_____________________

(1) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus.

(2) See "Stock Options" below.

(3) Deferred salary of $3,000 was paid to Mr. Suzuki. See also "Certain Relationships and Related Party Transactions" regarding certain loans to Mr. Suzuki.

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

Stock Options
-------------

During Fiscal 1999, a stock option, described below, was granted to Fred K. Suzuki, President of the Company. No other stock options were granted to the Chief Executive Officer or the Company's four other most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus for fiscal year 1999 exceeded $100,000, and such officers did not exercise any options during fiscal year 1999. The following table sets forth the aggregate value as of April 30, 1999 of unexercised options held by such individuals.



             Aggregated Option Exercises in Last Fiscal Year
             -----------------------------------------------
                   and Fiscal Year-End Option Values
                   ---------------------------------

                                        Number of           Value of
                                        Unexercised         Unexercised
                                        Options at          in-the-Money
          Shares                        Fiscal Year         Options at
          Acquired                      End (#)             Fiscal Year-End
          on               Value        Exercisable/        Exercisable/
Name      Exercise (#)     Realized ($) Unexercisable       Unexercisable
-------   ------------     ------------ -------------       ----------------
Fred K.
Suzuki         -              -                -                   -
President
and            -              -        3,000,000/0(1)           $0/0
Chairman of
the Board
___________________

(1) On November 12, 1998, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of Company's common stock at an option price of $0.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes this option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 1999, no portion of this Option had been exercised.
Compensation Committee.
----------------------
The Company does not have a Compensation Committee of its Board of Directors. The Board of Directors makes all decisions concerning the President's compensation including, but not limited to, the granting of options to acquire common stock of the Company. The President of the Company,
Fred K. Suzuki, has the sole authority, as granted by the Board of Directors, to make compensation decisions for other employees of the Company other than the granting of Options to acquire the common stock of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

The following table sets forth information as of April 30, 1999, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

                                             Amount and Nature
                   Name and Address          of Beneficial          Percent of
Title of Class     of Beneficial Owner       Ownership              Class
--------------     -------------------       -----------------      ----------
Common Stock        Fred K. Suzuki           4,497,146 shares       32.57%
                    710 S. Kennicott         of record and
                    Arlington Heights,       beneficial (1)
                    Illinois 60005

Common Stock        F.K. Suzuki Inter-       4,497,146 shares       32.57%
                    national, Inc.           record and bene-
                    1940 E. Devon Ave.       ficial
                    Elk Grove Village, IL
                    60007

Common Stock        Lauane C. Addis          4,506,146 shares       32.64%
                    1819 Orleans Circle      record and bene-
                    Elk Grove Village, IL    ficial (3)
                    60007

Common Stock        James F. Schembri        1,799,500 shares       13.03%
                    19115 W. Eight Mile Rd.  of record and
                    Detroit, MI 48219        beneficial (3)

Common Stock        Mary K. Friske (4)       1,000 shares of          .01%
                    940 Bradley Court        record and
                    Palatine, IL 60074       beneficial
                    60194

Common Stock        Laurence C. Mead (5)     1,250 shares of          .01%
                    1151 Warwick Cir. North  record and
                    Hoffman Estates IL       beneficial
                    60194

Common Stock        All directors and        6,307,896              45.69%
                    officers as a
                    group (5 members)

________________

(1)Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 35.6% of the outstanding common stock of FKSI. Mr. Suzuki does not personally hold of record any shares of the company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control 4,497,146 shares which are owned by FKSI. The above table does not include an option granted to Mr. Suzuki to acquire 3,000,000 shares of the Company's common stock at $0.025 per share. See "Executive Compensation" and "Certain Relationships and Related Party Transactions."

(2)Mr. Addis personally owns 9,000 shares of the outstanding Common Stock of the Company. In addition, Mr. Addis owns 32.7% of the outstanding Common Stock of FKSI, which owns 32.57% of the Common Stock of the Company. Mr. Addis is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares owned by FKSI.

(3)Included in the shares owned beneficially by Mr. Schembri are 35,000 shares held in Auto Controls Profit Sharing Plan for the benefit of Mr. Schembri and 508,000 shares owned in joint tenancy with Mr. Schembri's son.

(4)In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 200 shares, or approximately .2%, of the outstanding common stock of FKSI, which owns 32.57% of the common stock of the
Company.

(5)In addition to the common stock of the Company owned by Laurence C. Mead, he also owns 4,000 shares, or approximately 4%, of the outstanding common stock of FKSI, which owns 32.57% of the common stock of the Company.

Changes in Control
------------------

The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company nor has a change in the control of the Company occurred during the last fiscal year.

Item 13.  Certain Relationships and Related Party Transactions.
          ----------------------------------------------------

During the fiscal year ending April 30, 1999, the Company shared common office expenses, including legal fees, with F.K. Suzuki International, Inc. ("FKSI"). It is believed by management that by sharing these common expenses with FKSI, they will be reduced and kept at minimum levels. As of April 30, 1999, FKSI owed $18,574 to the Company in connection with the shared common expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." On April 16, 1999, Stevia Company, Inc. ("Stevia"), an affiliate, was judicially dissolved. At that time, Stevia owed the Company an aggregate of $315,015 resulting from inter-company charges to Stevia for shared expenses. As a part of the dissolution, creditors of the Company agreed to received 93% of the amount due since Stevia did not have sufficient liquidation proceeds to pay all of its debt. Thus, the Company received $290,918 of its share of the Stevia dissolution proceeds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On November 12, 1998, the Company granted an option to its President Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval. As of April 30, 1999, no portion of this option was exercised. See "Executive Compensation."

On April 1, 1999, the Company loaned $8,000 to its President, Fred K.
Suzuki.
The loan is evidenced by an unsecured note payable on demand with 10% interest on the unpaid balance. There has been no independent analysis made with respect to the value of this loan to Fred K. Suzuki. Management believes that the interest approximates fair market value. This loan was made to Mr. Suzuki as an accommodation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

During the 3rd Quarter, the Company purchased a microscope from its President,
Fred K. Suzuki, for the purchase price of $1,500. Although there was no independent analysis of this transaction, the Company believes the purchase price approximates market value.

Lauane C. Addis, Secretary and Director, as a member of the law firm of Katz
&
Karacic, L.L.C., has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members of Katz & Karacic, L.L.C., perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members of Katz & Karacic, L.L.C., in the future. During Fiscal 1999, the Company paid $6,048 in legal fees to Katz, Karacic, Helmin & Addis, P.C., some of which inured to the benefit of Mr. Addis in the form of salary and bonuses. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.


                                PART IV
                               ---------

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K
          ----------------------------------------------------------------

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial statements.
        --------------------

        Balance sheet for the fiscal years ending April 30, 1998 and 1999.

        Statements of operations for the fiscal years ending April 30, 1997, 1998 and 1999.

        Statements of Shareholders' Equity (Deficit) for the fiscal years ended April 30, 1997, 1998 and 1999.

        Statements of Cash Flows of the Company for fiscal years ending April 30, 1996, 1997 and 1998.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:
        -------------------------------------

        No financial schedules for the fiscal years ending April 30,
1999,           1998 and 1997 are submitted.

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

     3a.     Articles of Incorporation and By-Laws (1)

     4. Instruments Defining the Rights of Security Holders, Including Indentures - none.

     9.     Voting Trust Agreements - none.

     10.    Material Contracts

          (a) Stock Option Agreement, dated November 12, 1998, between the Company and Fred K. Suzuki (2)

          (b) Promissory note dated April 1, 1999, payable to the Company by Fred K. Suzuki P. E-1

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

     18.     Letter Regarding Change in Accounting Principles - none.

     19.     Previously Unfiled Documents - none.

     22.     Subsidiaries of Registrant - none.
     23. Published Report Regarding Matters Submitted to Vote of Security Holders - none.

     24.     Consent of Experts and Counsel - none.

     25.     Power of Attorney - none.

     27.     Financial Data Schedule - P. E-3.

     28.     Additional Exhibits - none.

     29. Information From Reports Furnished to State Insurance Regulatory Agencies. N/A
__________________

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

(2) Incorporated by reference to the Company's Quarterly Report on Form 10Q for quarter ending January 31, 1999 filed with the Securities and Exchange Commission.


                                      SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

REGISTRANT:  BIOSYNERGY, INC.


/s/ FRED K. SUZUKI /s/               /s/JULY 10, 1998/s/
--------------------------------     -------------------
Fred K. Suzuki, Chairman of the      Date
Board of Directors and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities on the dates indicated.

/s/ FRED K. SUZUKI /s/               /s/ JULY 10, 1998 /s/
-------------------------------      -----------------------
Fred K. Suzuki, Chairman of the      Date
Board of Directors, President,
Treasurer and Chief Accounting
Officer


/s/ LAUANE C. ADDIS /s/              /s/ JULY 10, 1998 /s/
-------------------------------      -----------------------
Lauane C. Addis, Corporate           Date
Counsel, Secretary and Director