Form 10-Q
period 1999-07-31
BIOSYNERGY INC
filed 1999-09-13
CIK 715812

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1999
                                               -------------
                                      OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to ______________

                        Commission File Number 0-12459

                              Biosynergy, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Illinois                            36-2880990
    -------------------------------           --------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

       1940 East Devon Avenue, Elk Grove Village, Illinois    60007
    ------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (847) 956-0471
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
     -------         ------

     Number of shares outstanding of common stock as of the close of the period covered by this report: 13,806,511



Page 1 of the 21 pages contained in the sequential numbering system.

                               BIOSYNERGY, INC.

                       PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS




Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at July 31, 1999 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three month periods ended July 31, 1999 and 1998 were not audited; however, the financial statements for the three month periods ending July 31, 1999 and 1998 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

     The financial statements for the fiscal year ended April 30, 1999, were not audited due to the Company's lack of available cash to pay for such audit;
however, the financial statements for the fiscal year ending April 30, 1999 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.











BIOSYNERGY, INC.
September 7, 1999

                                BIOSYNERGY, INC.

                                 BALANCE SHEET
                                    ASSETS
                                             July 31, 1999 April 30,1999
                                               Unaudited    Unaudited
                                             ------------- -------------
CURRENT ASSETS
  Cash                                           79,218      319,508
  Short-Term Investments (Note 4)               250,000          -
  Accounts Receivable, Trade, Net of             76,353       76,649
    Allowance for Uncollectible Accounts
    of $500 at July 31, 1999 and $500 at
    April 30, 1999
  Inventories (Notes 1 and 5)                    61,145       49,671
  Note Receivable from Officer (Note 3)           8,000        8,000
  Prepaid Expenses                                5,316       10,314
  Interest Receivable (Notes 3 and 4)             2,879           66
                                                -------      -------
          Total Current Assets                  482,911      464,208
                                                -------      -------

DUE FROM AFFILIATES (Note 3)                     18,574       18,574
                                                -------      -------
PROPERTY AND EQUIPMENT
   Equipment (Note 9)                           103,598      102,497
   Leasehold Improvements                        15,140       15,140
                                                -------      -------
                                                118,738      117,637
  Less: Accumulated Depreciation and
         Amortization                          (100,466)    ( 99,018)
                                                -------      -------
                                                 18,272       18,619
                                                -------      -------
OTHER ASSETS
 Deposits                                         5,995        5,995
                                                -------      -------
                                                525,752      507,396
                                                =======      =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                8,873       11,899
  Other Accrued Compensation                      8,060        4,230
  Accrued Payroll Taxes                             616          324
  Deferred Rent                                   1,355        1,581
  Other Accrued Expenses                          1,817        2,128
                                                 ------       ------
    Total Current Liabilities                    20,721       20,162
                                                 ------       ------
COMMITMENTS AND CONTINGENCIES (Note 8)                -            -
                                                 ------       ------

SHAREHOLDERS' EQUITY (Note 6)
 Common Stock, No Par Value; 20,000,000 Shares
 Authorized, Issued:  13,806,511 Shares
 at July 31, 1999 and at April 30, 1999         632,663      632,663
 Additional paid-in capital                         100          100
 Accumulated Deficit                           (127,732)    (145,529)
                                                -------      -------
                                                505,031      487,234
                                                -------      -------
                                                525,752      507,396
                                                =======      =======
 The accompanying notes are an integral part of the financial statements.

                              BIOSYNERGY, INC.

                          STATEMENT OF OPERATIONS

                                Unaudited



                                            Three Months Ended July 31
                                            --------------------------
                                                1999           1998
                                            -----------     ----------
REVENUES
  Sales                                         132,342        146,703
  Computer Rentals and Services                     150            150
  Other Income                                      712            711
  Interest Income (Notes 3 and 4)                 2,813              -
                                            -----------     ----------
                                                135,867        147,564
                                            -----------     ----------
COST AND EXPENSES

  Cost of Sales and Other
   Operating Charges                             42,248        49,325
  Research and Development                       17,452         9,325
  Marketing                                      14,125        15,431
  General and Administrative                     44,245        40,008
  Interest Expense                                 -               91
                                            -----------     ---------
                                                118,070       114,180
                                            -----------     ---------
NET INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                     17,797        33,384
  INCOME TAXES                                    3,951         7,411
                                            -----------     ---------
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS       13,846        25,973
EXTRAORDINARY ITEMS
  Reduction of Income Taxes
  arising from utilization of prior
  years' Net Operating Losses (Note 9)            3,951         7,411
                                             ----------    ----------
NET INCOME (LOSS)                                17,797        33,384
                                             ----------    ----------
                                             ----------    ----------
NET INCOME (LOSS) PER COMMON SHARE (Note 7):
  Before Extraordinary Items                       .001          .002
                                             ----------    ----------
  Extraordinary Items                              .000          .001
                                             ----------    ----------
NET INCOME (LOSS) PER COMMON SHARE                 .001          .003
                                             ----------    ----------
                                             ----------    ----------
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 7)                 13,806,511    13,806,511
                                             ==========    ==========

The accompanying notes are an integral part of the financial statements.

                             BIOSYNERGY, INC.

                     STATEMENT OF SHAREHOLDERS' EQUITY

                      THREE MONTHS ENDED JULY 31, 1999

                               Unaudited



                                         Additional
                          Common Stock    Paid-in
                        Shares    Amount  Capital    Deficit     Total
                      ----------  ------- -------   ---------   -------
Balance, May 1,
   1999               13,806,511  632,663   100     (145,529)   487,234


Net Profit (Loss)         -          -       -        17,797     17,797



Balance, July 31,
  1999                13,806,511  632,663   100     (127,732)   505,031
                      ----------  ------- -------   ---------   -------

The accompanying notes are an integral part of the financial statements.

                              BIOSYNERGY, INC.

                          STATEMENTS OF CASH FLOWS

                                 Unaudited

                                           THREE MONTHS ENDED JULY 31,
                                           ---------------------------
                                               1999          1998
                                           -----------    ------------
OPERATING ACTIVITIES:
 Net Income (Loss)                            17,797        33,384
 Adjustments to Reconcile Net Cash Used for
Operating Activities:
  Depreciation and Amortization                1,448         1,952
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable    296         2,727
   (Increase) Decrease in Inventories       ( 11,474)          981
   (Increase) Decrease in Prepaid Expenses     4,998       (   111)
   Increase (Decrease) in Accounts Payable
    and Accrued Expenses                         559       ( 6,622)
                                            ---------      --------
Net Cash Provided (Used) by Operating
 Activities                                   13,624        32,311
                                            ---------      --------
INVESTING ACTIVITIES:
 Advances to Affiliated Companies (Note 3)         -       ( 7,162)
 Short-Term Investment (Note 4)             (250,000)
 Retirement/Purchase of Equipment           (  1,101)            -
 Interest Receivable from Officer (Note 3)  (    202)            -
 Short-Term Investment Interest (Note 4)    (  2,611)            -
                                            ---------      --------
  Net Cash Provided by (Used In) Investing
  Activities                                (253,914)      ( 7,162)

FINANCING ACTIVITIES:
 Net Cash Provided (Used) by Financing
  Activities                                       -             -

 Increase (Decrease) in Cash and Cash
  Equivalents                               (240,290)       25,149
                                            ---------      --------
 Cash and Cash Equivalents at Beginning
  of Period                                  319,508        31,150
                                            ---------      --------
 Cash and Cash Equivalents at End of Period   79,218        56,299
                                            =========      ========




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

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of July 31, 1999:
                                   S T O C K   O F   A F F I L I A T E S
                                                      F.K. Suzuki
                                   Biosynergy     International     Medlab
Stock Owner                           Inc.             Inc.          Inc.
-----------                        ----------     -------------     ------

F.K. Suzuki International, Inc.      32.6%               -           100%
Fred K. Suzuki, Officer                 -             35.6%            -
Lauane C. Addis, Officer               .1%            32.7%            -
James F. Schembri, Director          12.9%               -             -
Mary K. Friske, Officer                .1%              .2%            -
Laurence C. Mead, Officer              .1%             4.0%            -

                              BIOSYNERGY, INC.

                       NOTES TO FINANCIAL STATEMENTS

Upon the completion of the Company's public offering on July 7, 1983, the Company issued 2,000,000 shares of its no par value common stock, representing
19% of the outstanding common stock of the Company, in exchange for 1,058,181 shares of the common stock of Stevia Company, Inc. ("Stevia"), which was approximately 4.4% of the then outstanding common stock of Stevia. The common stock of Stevia had no book value at the time of the exchange and, as a consequence, the Company recorded the exchange at zero dollar value. On April
16, 1999, Stevia was judicially dissolved and the remaining shares of Common Stock of the Company held by Stevia (1,900,000 shares) were assigned to F.K. Suzuki International, Inc. ("FKSI") for certain amounts payable by Stevia to FKSI. The shares of Stevia Common Stock held by the Company are now worthless.

Prior to the dissolution of Stevia, common offices, employees and certain operating expenses were shared with Stevia. On April 16, 1999, inter-company charges to Stevia for shares expenses aggregated $315,015. The Company received 93% of this amount, or $290,918, as its share of the Stevia dissolution proceeds, resulting in a loss of $24,097. Since April 16, 1999, the ongoing common expenses previously shared with Stevia have been allocated 100% to the Company as reflected on the Company's financial statements.

The following balances were due from F.K. Suzuki International, Inc. at July 31, 1999:

                       April 30, 1999 - $18,574
                       July 31, 1999  - $18,574
The balances result from an allocation of common expenses offset by advances received from time to time. At July 31, 1999, the financial condition of F.K.
Suzuki International, Inc. is such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

On April 1, 1999, the Company loaned $8,000 to its President, Fred K. Suzuki, as an accommodation to Mr. Suzuki. The loan is evidenced by an unsecured Promissory Note payable on demand with 10% interest on the unpaid balance.
As
of July 31, 1999, the principal balance of this Note was $8,000, and accrued but unpaid interest aggregated $268.

                              BIOSYNERGY, INC.

                      NOTES TO FINANCIAL STATEMENTS

4.  Short-Term Investments:

The Company invested $250,000 of the proceeds received from the liquidation of
Stevia described in Footnote 3 above in a 270-day Certificate of Deposit, pending their use. The Company is not registered under the Investment Company
Act of 1940 and therefore is limited to the types of investments which may be made with such proceeds. Income earned on the Certificate of Deposit will be used to augment operating expenses. The funds invested in the Certificate of Deposit and the remaining proceeds received upon the liquidation of Stevia have not been allocated or earmarked for any specific use.

5.  Inventories:

Components of inventories are as follows:

                  April 30, 1999      July 31, 1999
                  --------------      -------------
Raw Materials        $32,639            $37,001
Work-in process        6,634             12,820
Finished Goods        10,378             11,324
                  --------------      -------------
                     $49,671            $61,145
                  ==============      =============

6.  Common Stock:

The Company's stock is traded in the Over-The-Counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval.
As
of July 31, 1999, no portion of this option has been exercised.

7.  Income or (Loss) Per Shares:

Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits. The weighted average number of common shares outstanding were 13,806,511 at July 31, 1999 and April 30, 1999. The effect of conversion of stock options has not been presented as conversion would be anti-dilutive.

                             BIOSYNERGY, INC.

                      NOTES TO FINANCIAL STATEMENTS

8.  Lease Commitments:

In 1996 the Company entered a lease agreement for its current facilities which expires January 31, 2001. The base rent under the lease escalates over the life of the lease. Total rent payments for each fiscal year are as follows:

             Year ending April 30           Total Base Rent
             --------------------           ---------------
                    1996                        11,000
                    1997                        66,733
                    1998                        68,200
                    1999                        68,567
                    2000                        69,300
                    2001                        51,975

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. The lease can be extended for an additional five year term.

9.  Income Taxes:

At April 30, 1999, net operating loss carryforwards were available and expire, if not used, as follows:

                     Year Ending       Net Operating
                      April 30,            Losses
                     -----------       -------------
                        2000               455,166
                        2001               449,142
                        2002               132,470
                        2003                85,822
                        2004                41,176
                        2006                   160
                        2007                28,253
                                        ----------
                                        $1,192,189
                                        ==========

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

                             BIOSYNERGY, INC.

                      NOTES TO FINANCIAL STATEMENTS

10.  Major Customers:

Shipments to one customer amounted to approximately 44% of sales during the first quarter of Fiscal 2000. At July 31, 1999 there was an outstanding account receivable from this customer of approximately $38,774.

11.  Management's Plans:

Management of the Company recognizes the Company's ability to continue as a going concern is subject to continuing sales performance and the ability of the Company to raise money, when needed. To this extent, management has endeavored to introduce the Company's products in new markets, expand its marketing efforts in the traditional medical market and introduce new products. Finally, management intends to continue pursuing financing opportunities, if necessary.

12.  Forward-Looking Statements:

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

                          BIOSYNERGY, INC.



Item 2.  MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         --------------------------------------------------------------------

SALES/REVENUES
--------------

For the three month period ending July 31, 1999 ("1st Quarter"), the net sales decreased 9.79%, or $14,361, as compared to net sales for the comparative quarter ending in 1998. This decrease in sales is the result of a decrease in sales of HemoTempR II as compared to the same quarter in 1998. As of July 31,
1999, the Company also had $8,527 in back orders.

In addition to the above, during the 1st Quarter the Company realized $2,813 of interest income as of the result of an investment of $250,000 in a 270-day Certificate of Deposit and accrued interest due from Fred K. Suzuki, President. See also "RELATED PARTY TRANSACTIONS" below. The Company also had
$712 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party.

INCOME/LOSS
-----------

The Company realized a net profit of $17,797 during the 1st Quarter as compared to a net profit of $33,384 for the comparative quarter of the prior year. The decrease in net profit is primarily a result of lower sales described above.

As of April 30, 1999, the Company has net operating losses carryovers aggregating $1,192,189. As a result of net operating loss carryovers, no income taxes were due for Fiscal 1999 and will unlikely be due for Fiscal 2000. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 9 of the "FINANCIAL STATEMENTS."

                             BIOSYNERGY, INC

EXPENSES
--------

                                 GENERAL
                                 -------
The operating expenses of the Company during the 1st Quarter increased overall by 3.41%, or $3,890, as compared to the 1st quarter in 1998, primarily due to an increase in Research and Development expenses and other expenses previously allocated to Stevia Company, Inc. ("Stevia"). See Footnote 3 of the Financial
Statements and "RELATED PARTY TRANSACTIONS" below.

                COST OF SALES AND OTHER OPERATING CHARGES
                -----------------------------------------

The cost of sales and other operating charges during the 1st Quarter decreased by $7,077 as compared to these expenses during the same quarter ending in 1998. As a percentage of sales, the cost of sales and other operating charges were 31.92% during the 1st Quarter and 33.62% for the comparative quarter ending in 1998, which did not materially affect the results of operations of the Company.

                        RESEARCH AND DEVELOPMENT
                        ------------------------

Research and Development costs increased $8,127, or 87.15%, as compared to the same quarter in 1998. This increase is due to the Company's investigation of certain compounds for use as bacteria growth retardant agents for use in food and other products. These expenses include travel, laboratory supplies, and legal and technical consulting expenses related to these compounds. Historically, the Company's research and development activities were limited to improvement of the current product line and development of products which were natural extensions thereof. Recently the Company has been investigating other products and accessories complimentary to its current product line and entirely new technologies.

                              MARKETING
                              ---------

Marketing costs for the 1st Quarter decreased by $1,306 or 8.46%, as compared to the quarter ending July 31, 1998. This decrease is reflective of non-reoccuring expenses incurred during the quarter ending July 31, 1998 rather than a decrease in current marketing expenses.

                            BIOSYNERGY, INC.

                      GENERAL AND ADMINISTRATIVE
                      --------------------------

General and administrative costs increased by $4,237, or 10.59%, as compared to the 1st quarter ending in 1998. This increase was primarily the result of an increase in salaries and rent which were previously allocated to Stevia. See "RELATED PARTY TRANSACTIONS" below.

ASSETS/LIABILITIES
------------------
                                GENERAL
                                -------

Since April 30, 1999, the Company's assets and liabilities have not materially changed. The Company invested $250,000 of the proceeds received from Stevia as a result of its liquidation on April 16, 1999 in a 270-day Certificate of Deposit. The increase in current assets, primarily cash and accounts receivable, is due to normal fluctuations, and is not indicative of any trend in the operations of the Company.

                       RELATED PARTY TRANSACTIONS
                       --------------------------
On April 16, 1999, Stevia was judicially dissolved. Prior to the dissolution of Stevia, common offices, employees and certain operating expenses were shared by the Company and Stevia. On April 16, 1999, inter-company charges to
Stevia for shared expenses aggregated $315,015. The Stevia dissolution plan called for each creditor to receive 93% of the amount owed in full satisfaction of such amount. As a result, the Company received $290,918 as its share of the Stevia dissolution proceeds. This resulted in a loss of $24,097. The Company invested $250,000 of its share of the proceeds in a 270-day Certificate of Deposit.

The Company was owed $18,574.35 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 1999. FKSI owed the same amount at April 30, 1999.
This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees. See "Financial Statements." These expenses are incurred in the ordinary course of business.
Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

                             BIOSYNERGY, INC.

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

On April 1, 1999, the Company loaned $8,000 to its President, Fred K.
Suzuki.
The loan is evidenced by an unsecured note payable on demand with 10%
interest
on the unpaid balance. The entire principal balance and accrued interest of $268 remained unpaid at July 31, 1999. The Company made this loan as an accommodation to Mr. Suzuki. There has not been an independent evaluation of the value of this loan to Mr. Suzuki, however, it is believed by management that the interest charged Mr. Suzuki on this loan approximates fair market interest.
CURRENT ASSETS/CURRENT LIABILITY RATIO
--------------------------------------

The ratio of current assets to current liabilities, 23.31 to 1, has improved compared to 23.02 to 1 at April 30, 1999. Management believes it has sufficient current assets for its operations during the ensuing year provided there is no adverse material changes.

WORKING CAPITAL/LIQUIDITY
-------------------------

During the 1st Quarter, the Company experienced an increase in working capital of $18,144. This is due to the continuing profitable operations of the Company during the 1st Quarter.

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

                               BIOSYNERGY, INC.


The Company presently grants payment terms to customers and dealers of 30 days. The Company will not accept returns of products from its dealers except for exchange, but does guarantee the quality of its products to the end user.

As of July 31, 1999, the Company had $482,911 of current assets available.
Of
this amount, $61,145 was inventory, $76,353 was net trade receivables, and $329,218 was cash or short-term investments. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2000 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

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

     (10)  Material Contracts

          (a) Stock Option Agreement, dated November 12, 1998, between the Company and Fred K. Suzuki (ii)

          (b) Promissory Note dated April 1, 1999, payable to the Company by Fred K. Suzuki (iii)

     (11) Statement regarding computation of per share earnings- none.

     (15) Letter dated September 7, 1999, regarding interim financial information. (iv)

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

-----------------------------

     (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act
Registration
         Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.
    (ii) Incorporated by reference to the Company's Quarterly Report on Form 10Q for quarter ending January 31, 1999 filed with the Securities
and
         Exchange Commission.
   (iii) Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1999 filed with the Securities and Exchange Commission.
    (iv) This exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

>PAGE>

                              BIOSYNERGY, INC.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date September 10, 1999        /s/ FRED K. SUZUKI /s/
     ------------------        ------------------------------------
                               Fred K. Suzuki
                               President, Chairman of the Board and
                               and Treasurer


Date September 10, 1999        /s/ LAURENCE C. MEAD /s/
     ------------------        ------------------------------------
                               Laurence C. Mead
                               Vice President/Manufacturing and
                               Development, and Chief Accounting
                               Officer


Date September 10, 1999        /s/ LAUANE C. ADDIS /s/
     ------------------        ------------------------------------
                               Lauane C. Addis
                               Secretary, Corporate Counsel and
                               Director

          ----------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549





                                FORM 10Q

            Quarterly Report Pursuant to Section 13 or 15 (d)

                                   of

                 THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the period ending July 31, 1999
                     Commission File Number: 0-12459


                            BIOSYNERGY, INC.
        ---------------------------------------------------------
            (Exact name of registrant as specified in charter)

                         1940 East Devon Avenue
                       Elk Grove Village, IL 60007
                              (847) 956-0471
        ---------------------------------------------------------
         (Address and telephone number of registrant's principal
           executive office on a principal place of business)

                        ------------------------

                                EXHIBITS

        ---------------------------------------------------------
                 --------------------------------------

                             BIOSYNERGY, INC.

                              EXHIBIT INDEX




                                                       Page Number
                                                       Pursuant to
                                                       Sequential
          Exhibit                                      Numbering
          Number                Exhibit                System
          -------        -----------------------       -----------

            27           Financial Data Schedule           E-1