Form 10-Q
period 1999-10-31
BIOSYNERGY INC
filed 1999-12-16
CIK 715812

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     FORM 10Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999
                                               ----------------
                                        OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

                        Commission File Number 0-12459
                                               -------

                                 Biosynergy, Inc.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Illinois                             36-2880990
     -----------------------------         -------------------------------
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)               Identification No.)
        1940 East Devon Avenue, Elk Grove Village, Illinois    60007
     ---------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

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

                    Yes     X         No
                       ----------        ----------

     Number of shares outstanding of common stock as of the close of the period covered by this report: 13,806,511


Page 1 of the 17 pages contained in the sequential numbering system.

                     PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS




Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at October 31,
1999
and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three and six month periods ended October 31,
1999 and 1998 were not audited; however, the financial statements for the three and six month periods ending October 31, 1999 and 1998 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

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










BIOSYNERGY, INC.
December 6, 1999

                                BIOSYNERGY, INC.
                                 BALANCE SHEET
                                    ASSETS
                                            October 31, 1999    April 30,1999
                                            ----------------    -------------
                                                Unaudited         Unaudited
                                                ---------         ---------
CURRENT ASSETS
  Cash                                             90,933           319,508
  Short term Investments (Note 4)                 250,000              -
  Accounts Receivable, Trade, Net of
   Allowance for Uncollectible Accounts
    of $500 at October 31, 1999 and $500 at
    April 30, 1999                                 97,604            76,649
  Inventories (Notes 1 and 5)                      61,902            49,671
  Note Receivable from Officer (Note 3)               -               8,000
  Prepaid Expenses                                  3,777            10,314
  Interest Receivable (Notes 3 and 4)               6,003                66
                                                 --------          --------
          Total Current Assets                    510,219           464,208
                                                 --------          --------
DUE FROM AFFILIATE (Note 3)                        18,574            18,574
                                                 --------          --------
PROPERTY AND EQUIPMENT
   Equipment                                      103,598           102,497
   Leasehold Improvements                          15,140            15,140
                                                 --------          --------
                                                  118,738           117,637
  Less: Accumulated Depreciation and
         Amortization                           ( 101,913)         ( 99,018)
                                                 --------          --------
                                                   16,825            18,619
                                                 --------          --------
OTHER ASSETS
 Deposits                                           5,995             5,995
                                                 --------          --------
                                                    5,995             5,995
                                                 --------          --------
                                                  551,613           507,396
                                                 ---------         ---------
                                                 ---------         ---------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  9,835            11,899
  Other Accrued Compensation                        4,430             4,230
  Accrued Payroll Taxes                               364               324
  Deferred Rent                                     1,129             1,581
  Other Accrued Expenses                            2,013             2,128
                                                 ---------         --------
    Total Current Liabilities                      17,771            20,162
                                                 ---------         --------
COMMITMENTS AND CONTINGENCIES (Note 8)               -                 -
                                                 ---------         --------
SHAREHOLDERS' EQUITY (Note 6)
 Common Stock, No Par Value; 20,000,000 Shares
     Authorized, Issued:  13,806,511
Shares
      at October 31, 1999 and at April 30, 1999   632,663           632,663
 Additional paid-in capital                           100               100
 Accumulated Deficit                             ( 98,921)         (145,529)
                                                 ---------         ---------
                                                  533,842           487,234
                                                 ---------         ---------
                                                  551,613           507,396
                                                -----------       -----------
                                                -----------       -----------

The accompanying notes are an integral part of the financial statements.

                                BIOSYNERGY, INC.

                            STATEMENT OF OPERATIONS
                                  Unaudited

                                       Three Months Ended    Six Months Ended
                                       ------------------    ----------------
                                           October 31,          October 31,
                                           -----------          -----------
                                         1999       1998       1999
1998
REVENUES                                -------    -------    -------  -------
  Sales                                 155,349    130,926    287,691  277,629
  Computer Rentals and Services            -           150       -         300
  Other Income                              890        775      1,602
1,486
  Interest Income                         3,424        -        6,237      -
                                        -------    -------    -------  -------
                                        159,663    131,851    295,530
279,415
COST AND EXPENSES                       -------    -------    -------  -------
  Cost of Sales and Other
   Operating Charges                     49,595     44,612     91,843   93,937
  Research and Development               20,613     12,120     38,064   21,446
  Marketing                              14,733     20,366     28,859   35,797
    General and Administrative           45,911     43,974     90,156   83,982
    Interest Expense                       -            91       -
181
                                        -------    -------    -------  -------
                                        130,852    121,163    248,922
235,343
                                        -------    -------    -------  -------
NET INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY
     ITEMS                               28,811     10,688     46,608   44,072
  INCOME TAXES                            6,396      2,373     10,347
9,784
  INCOME (LOSS) BEFORE                  -------    -------    -------
-------
    EXTRAORDINARY ITEMS                  22,415      8,315     36,261
34,288
                                        -------    -------    -------  -------
EXTRAORDINARY ITEMS
  Reduction of Income Taxes
     arising from utilization of prior
     Years' Net Operating Losses
     (Note 9)                             6,396      2,373     10,347
9,784
                                        --------   --------   --------
--------
NET INCOME (LOSS)                        28,811     10,688     46,608
44,072
                                        --------   --------   --------
--------
                                        --------   --------   --------
--------

NET INCOME (LOSS) PER
   COMMON SHARE (Note 7):
   Before Extraordinary Items             .0016     .0006      .0026     .0025
   Extraordinary Items                    .0005     .0002      .0007
 .0007
                                        --------   --------   --------
--------
NET INCOME (LOSS)                         .0021     .0008      .0033
 .0032
                                        --------   --------   --------
--------

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   (Note 7)                          13,806,511 13,806,511 13,806,511
13,806,511
                                     ---------- ---------- ----------
----------
                                     ---------- ---------- ----------
----------

The accompanying notes are an integral part of the financial statements.

                                     BIOSYNERGY, INC.

                            STATEMENT OF SHAREHOLDERS' EQUITY

                            SIX MONTHS ENDED OCTOBER 31, 1999

                                        Unaudited



                                                    Additional
                          Common Stock      Paid-in
                      Shares      Amount    Capital   Deficit    Total
                      ----------  -------   -------  ---------  -------
Balance, May 1,
   1999               13,806,511  632,663     100    (145,529)  487,234

Net Profit (Loss)         -          -         -       46,608    46,608

Balance, October 31,
  1999                13,806,511  632,663     100    ( 98,921)  533,842





















The accompanying notes are an integral part of the financial statements.

                                     BIOSYNERGY, INC.

                                STATEMENTS OF CASH FLOWS

                                        Unaudited

                                                    SIX MONTHS ENDED OCTOBER
31,

----------------------------
                                                         1999
1998
                                                    -------------
-------------
OPERATING ACTIVITIES:
  Net Income (Loss)                                     46,608         44,072
  Adjustments to Reconcile Net Cash Used for
   Operating Activities:
    Depreciation and Amortization                        2,895          3,903
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable        (20,955)         2,877
     (Increase) Decrease in Inventories                (12,231)       ( 3,459)
     (Increase) Decrease in Prepaid Expenses             6,537        (   186)
     Increase (Decrease) in Accounts Payable
       and Accrued Expenses                            ( 2,391)
(12,029)
                                                     -----------     ---------
  Net Cash Provided (Used) by Operating
    Activities                                          20,463         35,178
                                                     -----------     ---------
INVESTING ACTIVITIES:
  (Increase) Decrease in Due From Affiliate
     (Note 3)                                             -           (14,920)
  (Increase) Decrease in Short Term Note Due
      From Affiliate (Note 3)                             -           (23,200)
   (Increase) Decrease in Short-Term Investment
      (Note 4)                                        (250,000)           -
   (Increase) Decrease in Retirement (Purchase)of
       Equipment                                      (  1,101)           -
   (Increase) Decrease in Interest Receivable
       from Officer (Note 3)                          (     37)           -
   (Increase) Decrease in Short-Term Investment
       Interest (Note 4)                              (  5,900)           -
   (Increase) Decrease in Short-Term Note from
       Officer (Note 3)                                  8,000            -
  Net Cash Provided (Used) by Investing
    Activities                                        (249,038)
(17,120)
                                                     ------------
----------

FINANCING ACTIVITIES:
 Net Cash Provided (Used) by Financing
    Activities                                            -               -
                                                     ------------
----------
 Increase (Decrease) in Cash and Cash
    Equivalents                                       (228,575)
18,058
                                                     ------------
----------
  Cash and Cash Equivalents at Beginning
    of Period                                          319,508
31,150
                                                     ------------
----------
  Cash and Cash Equivalents at End of Period            90,933          49,208
                                                     ------------
----------
                                                     ------------
----------





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

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of October 31, 1999:

                                       S T O C K   O F   A F F I L I A T E
S
                                                      F.K. Suzuki
                                          Biosynergy  International  Medlab
Stock Owner                                  Inc.          Inc.       Inc.
-------------------------------           ----------  -------------  ------
F.K. Suzuki International, Inc.              32.6%          -         100%
Fred K. Suzuki, Officer                        -          35.6%        -
Lauane C. Addis, Officer                       .1%        32.7%        -
James F. Schembri, Director                  12.9%          -          -
Mary K. Friske, Officer                        .1%          .2%        -
Laurence C. Mead, Officer                      .1%         4.0%        -

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

The Company extended a line of credit to Stevia on August 31, 1998 to finance Stevia's dissolution under the terms of a short-term note. The balance of his note was paid in March, 1999.

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

The following balances were due from F.K. Suzuki International, Inc. at October 31, 1999:

                       April 30, 1999    - $18,574
                       October 31, 1999  - $18,574

The balances result from an allocation of common expenses offset by advances received from time to time. At October 31, 1999, the financial condition of F.K. Suzuki International, Inc. is such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

On April 1, 1999, the Company loaned $8,000 to its President, Fred K. Suzuki, as an accommodation to Mr. Suzuki. The loan is evidenced by an unsecured Promissory Note payable on demand with 10% interest on the unpaid balance. The principal balance of this Note was paid off on October 5, 1999, but at October 31, 1999, accrued interest of $103 remained unpaid.

                              BIOSYNERGY, INC.

                      NOTES TO FINANCIAL STATEMENTS

4.  Short-Term Investments:

The Company invested $250,000 of the proceeds received from the liquidation of
Stevia described in Footnote 3 above in a 270-day Certificate of Deposit, pending their use. The Company is not registered under the Investment Company
Act of 1940 and therefore is limited to the types of investments available. The funds invested in the Certificate of Deposit and the remaining proceeds received upon the liquidation of Stevia have not been allocated or earmarked for any specific use.

5.  Inventories:

Components of inventories are as follows:

                  April 30, 1999      October 31, 1999
                  --------------      ----------------
Raw Materials        $32,639            $38,914
Work-in process        6,634             12,756
Finished Goods        10,378             10,232
                     -------            -------
                     $49,671            $61,902
                     -------            -------

6.  Common Stock:

The Company's stock is traded in the Over-The-Counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval.
As
of October 31, 1999, no portion of this option has been exercised.

7.  Income or (Loss) Per Shares:

Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits. The weighted average number of common shares outstanding were 13,806,511 at October 31, 1999 and April 30, 1999. The effect of conversion of stock options has not been presented as conversion would be anti-dilutive.

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

9.  Income Taxes:

At April 30, 1999, net operating loss carryforwards were available and expire, if not used, as follows:

                     Year Ending       Net Operating
                      April 30,            Losses
                     -----------       -------------
                        2000               455,166
                        2001               449,142
                        2002               132,470
                        2003                85,822
                        2004                41,176
                        2006                   160
                        2007                28,253
                                       -----------
                                        $1,192,189
                                       -----------

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

                              BIOSYNERGY, INC.

                      NOTES TO FINANCIAL STATEMENTS

10.  Major Customers:

Shipments to one customer amounted to approximately 37.2% of sales during the quarter ending October 31, 1999. At October 31, 1999 there was an outstanding account receivable from this customer of approximately $47,467.

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

                           BIOSYNERGY, INC.
Item 2.MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       --------------------------------------------------------------------
SALES/REVENUES
--------------
For the three month period ending October 31, 1999 ("2nd Quarter"), the net sales increased 18.65% or $24,423, and increased 3.6% or $10,062 during the six month period ending October 31, 1999, as compared to net sales for the comparative periods ending in 1998. This overall increase in sales is the result of increased sales of HemoTempR II Blood Temperature Monitors. As of October 31, 1999, the Company had no product back orders.

In addition to the above, the Company realized $6,237 of income as a result of short term investments; and $1,486 of miscellaneous income for the six month period ending October 31, 1999.

INCOME/LOSS
-----------
The Company realized a net profit of $28,811 during the 2nd Quarter as compared to a net profit of $10,688 for the comparative quarter of the prior year. The Company also realized a net profit of $46,608 for the six month period ending October 31, 1999 as compared to a net profit of $44,072 during the same period in 1998. The increase in net profit is due primarily to an increase in sales.

As of April 30, 1999, the Company has incurred net operating losses/carryovers aggregating $1,192,189. As a result of net operating loss carryovers, no income taxes were due for Fiscal 1999 and will unlikely be due for Fiscal 2000. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 8 of the "FINANCIAL STATEMENTS."

EXPENSES
--------

                                  GENERAL
                                  -------

The operating expenses incurred by the Company during the 2nd Quarter increased overall by 8%, or $9,689, and increased by 5.77%, or $13,579 for the six month period ending October 31, 1999. An explanation of each category of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

                  COST OF SALES AND OTHER OPERATING CHARGES
                  -----------------------------------------

The cost of sales and other operating charges during the 2nd Quarter increased by $4,983 and decreased by $2,094 during the six month period ending October 31, 1999 as compared to the same periods in 1998. As a percentage of sales, the cost of sales and other operating charges were 31.92% during the 2nd Quarter and 34.07% for the same quarter ending in 1998, compared to 33.84% in 1998, and 31.92% during the six month period ending October 31, 1999. Although the cost of sales and operating charges decreased, the cost of sales and operating charges, as a percentage of sales, has not materially changed during the last year, and is not expected to materially change in the foreseeable future.

                        RESEARCH AND DEVELOPMENT
                        ------------------------

Research and development costs increased $8,493 or 70.07% during the 2nd Quarter, as compared to the same quarter in 1998. These costs increased by $16,618 or 77.49% during the six month period ending October 31, 1999 as compared to the same period in 1998. This increase is due to the Company's investigation of certain compounds for use of the bacteria growth retardant agents for use in foods and other products. These expenses include travel, laboratory supplies, and legal and technical consulting expenses related to these compounds. Historically, the Company's research and development activities have been limited to improvement of the current product line in development of products which are natural extensions thereof. Recently the Company has been investigating other products and accessories complementary to its current product line and entirely new technologies.

                               MARKETING
                               ---------

Marketing costs for the 2nd Quarter decreased by $5,633 or 27.66%, as compared to the quarter ending October 31, 1998, and decreased $6,938 or 19.38% during the six month period ending October 31, 1999 as compared to the same period in
1998. This decrease is reflected by non-reoccurring expenses incurred during the six month period ending October 31, 1998 rather than a decrease in current marketing expenses. These non-reoccurring expenses included attendance at trade shows during the comparative period ending October 31, 1998.

                       GENERAL AND ADMINISTRATIVE
                       --------------------------

General and administrative costs increased by $1,937, or 4.4%, during the 2nd
Quarter and increased by $6,174 or 7.35% during the six month period ending October 31, 1999, as compared to the same periods in 1998. These increased costs were primarily a result of an increase in salaries and rent which were previously allocated to Stevia. See "Related Party Transactions" below.

ASSETS/LIABILITIES
------------------
                                GENERAL
                                -------

Since April 30, 1999, the Company's assets and liabilities have not materially changed. The Company invested $250,000 of the proceeds received from Stevia as a result of its liquidation on April 16, 1999 in a 270-day certificate of deposit. Since the Company is not registered under the Investment Company Act of 1940, it is limited to the types of investments which may be made with such proceeds. Management anticipates interest earned on the Certificate of Deposit will be used to augment operating expenses. The funds invested in the certificate of deposit and the interest have not been allocated or earmarked for any specific use.

The increase in current assets from operations, primarily cash and accounts receivable, is due to normal fluctuations and is not indicative of any trend in the operations in the Company.

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

The Company was owed $18,574.35 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 1999. FKSI owed the same amount at April 30, 1999. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees. See "Financial Statements." These expenses are incurred in the ordinary course of business.
Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

On November 12, 1998, the Company entered into a stock option agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of October 31, 1999, no portion of this option had been exercised.

On April 1, 1999, the Company loaned $8,000 to its President, Fred K.
Suzuki.
The loan was evidenced by an unsecured note payable on demand with 10% interest on the unpaid balance. The principal balance of the note was paid on
October 5, 1999, but accrued interest of $103 remained unpaid at October 31, 1999. The Company made this loan as an accommodation to Mr. Suzuki. There has not been an independent evaluation of the value of this loan to Mr. Suzuki, however, it is believed by management that the interest charged Mr. Suzuki on this loan approximates fair market interest.

CURRENT ASSETS/CURRENT LIABILITY RATIO
--------------------------------------

The ratio of current assets to current liabilities, 28.71 to 1, has improved compared to 23.02 to 1 at April 30, 1999. Management believes it has sufficient current assets for its operation during the current year provided there is no adverse material changes in operations.

WORKING CAPITAL/LIQUIDITY
-------------------------

During the six-month period ending October 31, 1999, the Company experienced an increase in working capital of $48,402. This is due to the profitable operations of the Company during the six-month period October 31, 1999.

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

As of October 31, 1999, the Company had $510,219 of current assets available.
Of this amount, $61,902 was inventory and $97,604 was net trade receivables. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2000 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the
Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

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

          (10) Material Contracts

               (a)Stock Option Agreement, dated November 12, 1998, between the
                  Company and Fred K. Suzuki(ii)

               (b)Promissory Note, dated April 1, 1999, executed by Fred K.
                  Suzuki payable to the Company (iii)

          (11) Statement regarding computation of per share earnings - none.

          (15) Letter dated December 6, 1999, regarding interim financial information (iv).

          (18) Letter regarding change in accounting principals - none.

          (19) Reports furnished to security holders - none.

          (22) Published report regarding matters submitted to vote of security holders - none.

          (24) Power of Attorney - none.

          (27) Financial Data Schedule - P.E-1.

     (b) No Current Reports on Form 8-K were filed during the period covered by this Report.
____________________________
   (i)Incorporated by reference to a Registration Statement filed on Form
S-18
with the Securities and Exchange Commission, 1933 Act Registration Number 3-28015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.
  (ii)Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ending January 31, 1999 filed with the Securities and Exchange
Commission.
  (iii) Incorporated by reference to the Company's Annual Report on Form 10K
for fiscal year ending April 30, 1999          filed with the Securities and
Exchange Commission.
 (iv)This exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date December 10, 1999          /s/ FRED K. SUZUKI /s/
     -----------------        --------------------------
                              Fred K. Suzuki
                              President, Chairman of the Board,
                              Chief Accounting Officer
                              and Treasurer


Date December 10, 1999          /s/ LAUANE C. ADDIS /s/
     -----------------        --------------------------
                              Lauane C. Addis
                              Secretary, Corporate Counsel and
                              Director

 ---------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549





                                   FORM 10Q

              Quarterly Report Pursuant to Section 13 or 15 (d)

                                      of

                    THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the period ending October 31, 1999
                       Commission File Number: 0-12459


                               BIOSYNERGY, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in charter)

                           1940 East Devon Avenue
                        Elk Grove Village, IL 60007
                                (847) 956-0471
 ----------------------------------------------------------------------------
 Address and telephone number of registrant's principal executive office or principal place of business)





                    ---------------------------------------

                                    EXHIBITS


      ---------------------------------------------------------------------
                          ------------------------------

                                 BIOSYNERGY, INC.

                                  EXHIBIT INDEX
                                  -------------




                                                      Page Number
                                                      Pursuant to
                                                      Sequential
Exhibit                                               Numbering
Number         Exhibit                                System
------------   ---------------------------------      --------------


27             Financial Data Schedule                    E-1