Form 10-Q
period 2000-01-31
BIOSYNERGY INC
filed 2000-03-16
CIK 715812

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended January 31, 2000
                                 OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

                   Commission File Number 0-12459


                            Biosynergy, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Illinois                             36-2880990
--------------------------------   -----------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

   1940 East Devon Avenue, Elk Grove Village, Illinois    60007
-----------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (847) 956-0471
                                                   ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X         No
                       ----------       -----------

     Number of shares outstanding of common stock as of the close of the period covered by this report: 13,806,511
                               ------------

Page 1 of the 20 pages contained in the sequential numbering system.

                         PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS




Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at January 31,
2000
and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three and nine month periods ended January 31, 2000 and 1999 were not audited; however, the financial statements for the three and nine month periods ending January 31, 2000 and 1999 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

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









BIOSYNERGY, INC.
March 9, 2000

                                    BIOSYNERGY, INC.
                                     BALANCE SHEET
                                         ASSETS
                                               January 31, 2000    April 30,1999
                                                  Unaudited          Unaudited
CURRENT ASSETS
  Cash                                             63,840              319,508
  Short term Investments (Note 4)                 250,000                  -
  Accounts Receivable, Trade, Net of
   Allowance for Uncollectible Accounts
    of $500 at January 31, 2000 and $500 at
    April 30, 1999                                 78,199               76,649
  Inventories (Notes 1 and 5)                      56,557               49,671
  Note Receivable from Officer (Note 3)               -                  8,000
  Prepaid Expenses                                 12,848               10,314
  Interest Receivable (Notes 3 and 4)               9,190                   66
                                                ---------              -------
          Total Current Assets                    470,634              464,208
                                                ---------              -------

DUE FROM AFFILIATE (Note 3)                        18,866               18,574
                                                ---------              -------
PROPERTY AND EQUIPMENT
   Equipment                                      129,045              102,497
   Leasehold Improvements                          15,140               15,140
                                                ---------              -------
                                                  144,185              117,637
  Less: Accumulated Depreciation and
         Amortization                           ( 103,960)            ( 99,018)
                                                ---------             ---------
                                                   40,225               18,619
                                                ---------             ---------
OTHER ASSETS
 Deposits                                           5,995                5,995
                                                ---------             ---------
                                                    5,995                5,995
                                                ---------             ---------
                                                  535,720              507,396
                                                 ---------           ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                 10,525               11,899
  Other Accrued Compensation                       11,489                4,230
  Accrued Payroll Taxes                               885                  324
  Deferred Rent                                       903                1,581
  Other Accrued Expenses                            1,707                2,128
                                                  -------              -------
    Total Current Liabilities                      25,509               20,162
                                                  -------              -------
COMMITMENTS AND CONTINGENCIES (Note 8)                 -                   -
                                                  -------              -------

SHAREHOLDERS' EQUITY (Note 6)
 Common Stock, No Par Value; 20,000,000 Shares
     Authorized, Issued:  13,806,511
Shares
      at January 31, 2000 and at April 30, 1999   632,663              632,663
 Additional paid-in capital                           100                  100
 Accumulated Deficit                             (122,552)            (145,529)
                                                 ---------            ---------
                                                  510,211              487,234
                                                 ---------            ---------
                                                  535,720              507,396
                                               -----------            ---------

The accompanying notes are an integral part of the financial statements.

                                     BIOSYNERGY, INC.

                                 STATEMENT OF OPERATIONS
                                       Unaudited

                                       Three Months Ended      Nine Months Ended
                                           January 31,            January 31,
                                        2000         1999       2000       1999
                                      ---------   ---------   --------  --------
REVENUES
  Sales                                132,954     131,704    420,645    409,332
  Computer Rentals and Services           -            150       -           450
  Other Income                             435         879      2,037      2,365
  Interest Income                        3,290        -         9,527       -
                                       -------     -------    -------    -------
                                       136,679     132,733    432,209    412,147
                                       -------     -------    -------    -------
COST AND EXPENSES
  Cost of Sales and Other
   Operating Charges                    56,780      50,863    148,622    144,800
  Research and Development              34,923      11,636     72,988     33,681
  Marketing                             15,779      18,642     44,638     54,439
    General and Administrative          52,828      46,787    142,984    136,769
    Interest Expense                      -            -         -           181
                                       -------     -------    -------    -------
                                       160,310     127,928    409,232    363,270
                                       -------     -------    -------    -------

NET INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY
     ITEMS                             (23,631)      4,805     22,977     48,877
  INCOME TAXES                            -            721      5,101      7,332
                                       --------    -------    -------    -------
  INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEMS                (23,631)      4,084     17,876     41,545
                                       --------    -------    -------    -------

EXTRAORDINARY ITEMS
  Reduction of Income Taxes
     arising from utilization of prior
     Years' Net Operating Losses
     (Note 9)                             -            721      5,101      7,332
                                      ----------   --------   --------  --------
NET INCOME (LOSS)                      (23,631)      4,805     22,977     48,877
                                      ----------   --------   --------  --------

NET INCOME (LOSS) PER
   COMMON SHARE OUTSTANDING (Note 7):
   Before Extraordinary Items           (.0017)      .0003      .0013      .0030
   Extraordinary Items                    -          .0000      .0004      .0005
                                      ---------    -------     ------     ------
NET INCOME (LOSS)                       (.0017)      .0003      .0017      .0035
                                       --------    -------     ------     ------

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   (Note 7)                        13,806,511  13,806,511  13,806,511 13,806,511
                                   ----------  ----------  ---------- ----------

NET INCOME (LOSS) PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS (Note 7)   (.0014)      .0003      .0014      .0029
                                    ------------  ----------  --------- --------

The accompanying notes are an integral part of the financial statements.

                                       BIOSYNERGY, INC.

                            STATEMENT OF SHAREHOLDERS' EQUITY

                            NINE MONTHS ENDED JANUARY 31, 2000

                                        Unaudited



                                                    Additional
                              Common Stock          Paid-in
                         Shares        Amount       Capital     Deficit    Total
Balance, May 1,
   1999               13,806,511      632,663           100    (145,529) 487,234
Net Profit (Loss)            -            -               -      22,977   22,977
Balance, January 31,
 2000                 13,806,511      632,663           100    (122,552) 510,211
                      ----------     --------          ----    --------- -------




















The accompanying notes are an integral part of the financial statements.

                                     BIOSYNERGY, INC.

                                STATEMENTS OF CASH FLOWS

                                        Unaudited

                                                  NINE MONTHS ENDED JANUARY 31,
                                                         2000           1999
                                                     -----------    -----------
OPERATING ACTIVITIES:
  Net Income (Loss)                                     22,977         48,877
  Adjustments to Reconcile Net Cash Used for
   Operating Activities:
    Depreciation and Amortization                        4,942          5,732
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable        ( 1,550)         1,314
     (Increase) Decrease in Inventories                ( 6,886)         3,488
     (Increase) Decrease in Prepaid Expenses           ( 2,534)         1,547
     Increase (Decrease) in Accounts Payable
       and Accrued Expenses                              5,347         (6,548)
                                                     ----------       ---------
  Net Cash Provided (Used) by Operating
    Activities                                          22,296         54,410
                                                     ----------       ---------
INVESTING ACTIVITIES:
  (Increase) Decrease in Due From Affiliate
     (Note 3)                                             (292)      ( 19,784)
  (Increase) Decrease in Short Term Note Due
      From Affiliate (Note 3)                             -             2,200
  (Increase) Decrease in Short-Term Investment
      (Note 4)                                        (250,000)           -
  (Purchase) Retirement of Equipment                  ( 26,548)         2,061
  (Increase) Decrease in Interest Receivable
       from Officer (Note 3)                                66            -
  (Increase) Decrease in Short-Term Investment
       Interest Receivable(Note 4)                    (  9,190)           -
  (Increase) Decrease in Short-Term Note from
       Officer (Note 3)                                  8,000            -
  Net Cash Provided (Used) by Investing
    Activities                                        (277,964)        (19,923)
                                                    -----------      ----------

FINANCING ACTIVITIES:
 Net Cash Provided (Used) by Financing
    Activities                                            -               -
                                                   ------------     -----------

 Increase (Decrease) in Cash and Cash
    Equivalents                                       (255,668)         34,487
  Cash and Cash Equivalents at Beginning           ------------     -----------
    of Period                                          319,508          31,150
                                                   ------------     -----------
  Cash and Cash Equivalents at End of Period            63,840          65,637
                                                   ------------     -----------





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

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2000:

                                   S T O C K   O F   A F F I L I A T E S
                                                      F.K. Suzuki
                                          Biosynergy  International  Medlab
Stock Owner                                  Inc.          Inc.       Inc.
                                          ----------  -------------  -------
F.K. Suzuki International, Inc.              32.6%          -         100%
Fred K. Suzuki, Officer                        -          35.6%        -
Lauane C. Addis, Officer                       .1%        32.7%        -
James F. Schembri, Director                  12.9%          -          -
Mary K. Friske, Officer                        .1%          .2%        -
Laurence C. Mead, Officer                      .1%         4.0%        -

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

The Company extended a line of credit to Stevia on August 31, 1998 to finance Stevia's dissolution under the terms of a short-term note. The balance of this note was paid in March, 1999.

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

The following balances were due from F.K. Suzuki International, Inc. at January 31, 2000:

                       April 30, 1999    - $18,574
                       January 31, 2000  - $18,866

The balances result from an allocation of common expenses offset by advances received from time to time. At January 31, 2000, the financial condition of F.K. Suzuki International, Inc. is such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

On April 1, 1999, the Company loaned $8,000 to its President, Fred K. Suzuki, as an accommodation to Mr. Suzuki. The loan is evidenced by an unsecured Promissory Note payable on demand with 10% interest on the unpaid balance. The principal balance of this Note was paid on October 5, 1999, and the interest was paid on November 23, 1999.

                                 BIOSYNERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

4.  Short-Term Investments:

The Company invested $250,000 of the proceeds received from the liquidation of Stevia described in Footnote 3 above in a 270-day Certificate of Deposit, pending their use. The Company is not registered under the Investment
Company Act of 1940 and therefore is limited to the types of investments available. The funds invested in the Certificate of Deposit, the interest earned and the remaining proceeds received upon the liquidation of Stevia have not been allocated or earmarked for any specific use.

5.  Inventories:

Components of inventories are as follows:

                  April 30, 1999      January 31, 2000
                  --------------      ----------------
Raw Materials        $32,639            $35,810
Work-in process        6,634             10,530
Finished Goods        10,378             10,217
                    ---------          ---------
                     $49,671            $56,557

6.  Common Stock:

The Company's stock is traded in the Over-The-Counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval. As of January 31, 2000, no portion of this option has been exercised. This option will expire on November 12, 2001.

7.  Income or (Loss) Per Shares:

Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, and also computed using the average number of common shares outstanding during the period after giving effect to stock splits and the number of shares of common stock equivalents which would have been outstanding after exercises of stock option granted to officers. The calculation of net income (loss) per common share and common share equivalents is as follows:

                                     BIOSYNERGY, INC.

                              NOTES TO FINANCIAL STATEMENTS

                                      Three Months Ended      Nine Months Ended
                                          January 31              January 31
                                         2000      1999         2000      1999
                                      --------    -------     -------  -------
Net Income (Loss)                      (23,631)     4,805     22,977    48,877
Weighted Average Shares Outstanding
 Shares of Common Stock Outstanding 13,806,511 13,806,511 13,806,511 13,806,511
 Common Share Equivalents -
   Options to Officer                3,000,000  3,000,000  3,000,000  3,000,000
Total Weighted Shares               16,806,511 16,806,511 16,806,511 16,806,511
                                    ========== ========== =========== =========
Net Income (Loss) per Common Share
 and Common Share Equivalent          (.0014)     .0003       .0014      .0029

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

10.  Major Customers:

Shipments to one customer amounted to approximately 40.4% of sales during the quarter ending January 31, 2000. At January 31, 2000 there was an outstanding account receivable from this customer of approximately $43,039.

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

                               BIOSYNERGY, INC.
Item 2.MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       --------------------------------------------------------------------

SALES/REVENUES
--------------
For the three month period ending January 31, 2000 ("3rd Quarter"), the net sales increased 1% or $1,250, and increased 2.76% or $11,313 during the nine month period ending January 31, 2000, as compared to net sales for the comparative periods ending in 1999. This overall increase in sales is generally the result of increased sales of HemoTempR II Blood Temperature Monitors. As of January 31, 2000, the Company had $7,808 of product back orders.

In addition to the above, the Company realized $9,527 of interest income as a result of short term investments; and $2,037 of miscellaneous income for the nine month period ending January 31, 2000.

INCOME/LOSS
-----------
The Company realized a net loss of $23,631 during the 3rd Quarter as compared to a net profit of $4,805 for the comparative quarter of the prior year. The Company also realized a net profit of $22,977 for the nine month period ending January 31, 2000 as compared to a net profit of $48,877 during the same period in 1999. The decrease in net profit is due primarily to an increase in research and development expenses described below.

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

EXPENSES
--------
                                     GENERAL
                                     -------

The operating expenses incurred by the Company during the 3rd Quarter increased overall by 25.31%, or $32,382, and increased by 12.65%, or $45,962 for the nine month period ending January 31, 2000. An explanation of each category of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

                   COST OF SALES AND OTHER OPERATING CHARGES
                   -----------------------------------------

The cost of sales and other operating charges during the 3rd Quarter increased by $5,917 and increased by $3,822 during the nine month period ending January 31, 2000 as compared to the same periods in 1999. As a percentage of sales, the cost of sales and other operating charges were 42.71% during the 3rd Quarter compared to 38.62% for the same quarter ending in 1999, and 35.33% during the nine month period ending January 31, 2000 as compared to 35.37% for the same nine-month period ending in 1999. Although the cost of sales and operating charges increased, the cost of sales and operating charges, as a percentage of sales, has not materially changed during the current year, and is not expected to materially change in the foreseeable future.

                         RESEARCH AND DEVELOPMENT
                         ------------------------

Research and development costs increased $23,287 or 200.1% during the 3rd Quarter, as compared to the same quarter in 1999. These costs increased by $39,307 or 116.7% during the nine month period ending January 31, 2000 as compared to the same period in 1999. This increase is due to the Company's investigation of certain compounds for use in foods and other products. These compounds are subject to Food and Drug Administration regulation, but have been designated as generally recognized as safe. These expenses include travel, laboratory supplies, and legal and technical consulting expenses related to these compounds. Historically, the Company's research and development activities have been limited to improvement of the current product line in development of products which are natural extensions thereof. Recently the Company has been investigating other products and accessories complementary to its current product line and unrelated uses.

                                     MARKETING
                                     ---------

Marketing costs for the 3rd Quarter decreased by $2,863 or 15.36%, as compared to the quarter ending January 31, 1999, and decreased $9,801 or 18% during the nine month period ending January 31, 2000 as compared to the same period in 1999. This decrease is reflective of non-reoccurring expenses incurred during the nine month period ending January 31, 1999 rather than a decrease inreoccurring marketing expenses. These non-reoccurring expenses included attendance at trade shows during the comparative period ending January 31, 1999.

                             GENERAL AND ADMINISTRATIVE
                             --------------------------

General and administrative costs increased by $6,041, or 12.91%, during the 3rd Quarter and increased by $6,215 or 4.54% during the nine month period ending January 31, 2000, as compared to the same periods in 1999. The overall increase in these costs were primarily related to ordinary increases in salaries and bonuses, and increased costs, including rent and salaries, previously allocated to Stevia Company, Inc. ("Stevia"). See "Related Party Transactions below".

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

The Company was owed $18,866 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2000. FKSI owed $18,574 at April 30, 1999. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees. See "Financial Statements."
These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

On November 12, 1998, the Company entered into a stock option agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase
3,000,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option had no value in excess of the fair market value of the Company's common stock at the time it was granted, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of January 31, 2000, no portion of this option had been exercised. This option will expire on November 12, 2001.
On April 1, 1999, the Company loaned $8,000 to its President, Fred K.
Suzuki.
The loan was evidenced by an unsecured note payable on demand with 10% interest on the unpaid balance. The principal balance of the note was paid on October 5, 1999, and the interest was paid on November 23, 1999. The Company made this loan as an accommodation to Mr. Suzuki. There has not been an independent evaluation of the value of this loan to Mr. Suzuki, however, it is believed by management that the interest charged Mr. Suzuki on this loan approximates fair market interest.

CURRENT ASSETS/CURRENT LIABILITY RATIO
--------------------------------------

The ratio of current assets to current liabilities, 18.45 to 1, has decreased compared to 23.02 to 1 at April 30, 1999. Management believes it has sufficient current assets for its operation during the current year provided there is no adverse material changes in operations.

WORKING CAPITAL/LIQUIDITY
-------------------------

During the nine-month period ending January 31, 2000, the Company experienced an increase in working capital of $1,079. This is due to the profitable operations of the Company during the nine-month period January 31, 2000.

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

As of January 31, 2000, the Company had $470,634 of current assets available. Of this amount, $56,557 was inventory and $78,199 was net trade receivables. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2000 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

Except for its operating capital needs, the Company has no material contingencies for which it must provide.

                                 BIOSYNERGY, INC.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8K.
         -------------------------------

     (a) The following exhibits are filed as a part of this report:

          (2) Plan of Acquisition, reorganization, arrangement, liquidation or succession - none.

          (3)  Articles of Incorporation and By-laws(i)

          (4) Instruments defining rights of security holders, including indentures - none.

          (10) Material Contracts

               (a) Note, dated August 31, 1998, executed by Stevia Company, Inc. (ii)

               (b) Mortgage, dated August 31, 1998, executed by Stevia Company Inc. (ii)

               (c) Stock Option Agreement, dated November 12, 1998, between the Company and Fred K. Suzuki (ii).

          (11) Statement regarding computation of per share earnings (iii).

          (15) Letter dated March 9, 2000, regarding interim financial information (iii).

          (18) Letter regarding change in accounting principals - none.

          (19) Reports furnished to security holders - none.

          (22) Published report regarding matters submitted to vote of security holders - none.

          (24) Power of Attorney - none.

          (27) Financial Data Schedule - P.E-1.

     (b)  No Current Reports on Form 8-K were filed during the period covered by this Report.
____________________________
   (i)  Incorporated by reference to a Registration Statement filed on Form
S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 3-28015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission. Incorporated by reference to the Company's Quarterly Report on Form 10K for the fiscal year ending April 30, 1990 filed with the Securities and Exchange Commission.
  (ii)  Incorporated by reference to the Company's Quarterly Report on Form
10Q for quarterly period ended January 31, 1999.
  (iii) This exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date March 10, 2000                         /s/ Fred K. Suzuki/s/
                                      ----------------------------------
                                      Fred K. Suzuki
                                      President, Chairman of the Board,
                                      Chief Accounting Officer
                                      and Treasurer


Date March 10, 2000                         /s/Lauane C. Addis/s/
                                      ----------------------------------
                                      Lauane C. Addis
                                      Secretary, Corporate Counsel and
                                      Director

--------------------------------------------------------------------------------





                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549





                                       FORM 10Q

                   Quarterly Report Pursuant to Section 13 or 15 (d)

                                          of

                        THE SECURITIES AND EXCHANGE ACT OF 1934

                        For the period ending January 31, 2000
                             Commission File Number: 0-12459


                                  BIOSYNERGY, INC.
                  -------------------------------------------------
                  (Exact name of registrant as specified in charter)

                              1940 East Devon Avenue
                          Elk Grove Village, IL 60007
                                (847) 956-0471
Address and telephone number of registrant's principal executive office or principal place of business)



                      ---------------------------------------




                                    EXHIBITS

-------------------------------------------------------------------------------

                                BIOSYNERGY, INC.

                                  EXHIBIT INDEX
                                  -------------




                                                      Page Number
                                                      Pursuant to
                                                      Sequential
Exhibit                                               Numbering
Number         Exhibit                                System
---------      --------------------------             ------------


27             Financial Data Schedule                 E-1