Form 10-Q
period 2001-01-31
BIOSYNERGY INC
filed 2001-03-16
CIK 715812

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 2001
                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to __________

                     Commission File Number 0-12459
                                           --------

                             Biosynergy, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Illinois                                 36-2880990
     ------------------------------      ---------------------------------
    (State or other jurisdiction of      (I.R.S. Employer incorporation or
     organization)                        Identification No.)

      1940 East Devon Avenue, Elk Grove Village, Illinois    60007
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
      Yes     X    No
                       ---------      -----------

     Number of shares outstanding of common stock as of the close of the period covered by this report: 13,806,511

Page 1 of the 20 pages contained in the sequential numbering system.
                     PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS




Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at January 31, 2001 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three and nine month periods ended January 31, 2001 and 2000 were not audited; however, the financial statements for the three and nine month periods ending January 31, 2001 and 2000 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

     The financial statements for the fiscal year ended April 30, 2000, were not audited due to the Company's lack of available cash to pay for such audit; however, the financial statements for the fiscal year ending April 30, 2000 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.






BIOSYNERGY, INC.
March 6, 2001

                                              BIOSYNERGY, INC.
                                               BALANCE SHEET
                                                  ASSETS

                                                        January 31, 2001     April 30,2000
                                                          Unaudited            Unaudited
                                                        ----------------     -------------
CURRENT ASSETS
  Cash                                                      55,251              53,517
  Short term Investments (Note 4)                          271,925             259 656
  Accounts Receivable, Trade, Net of
   Allowance for Uncollectible Accounts of $500 at
   January 31, 2001 and $500 at April 30, 2000              98,025              78,117
  Inventories (Notes 1 and 5)                               55,419              60,387
  Business Advance                                             110                 -
  Prepaid Expenses                                          16,281               9,014
  Interest Receivable (Notes 3 and 4)                        3,609               3,499
                                                           -------             -------
          Total Current Assets                             500,620             464,190
                                                           -------             -------
DUE FROM AFFILIATE (Note 3)                                 19,082              18,865
                                                           -------             -------
PROPERTY AND EQUIPMENT
   Equipment                                               129,349             129,045
   Leasehold Improvements                                   15,140              15,140
                                                           -------             -------
                                                           144,489             144,185
  Less: Accumulated Depreciation and
         Amortization                                     (112,175)           (106,008)
                                                          ---------           ---------
                                                            32,314              38,177
                                                          ---------           ---------
OTHER ASSETS
 Deposits                                                    6,033               5,995
                                                          --------            --------
                                                             6,033               5,995
                                                          --------            --------
                                                           558,049             527,227
                                                          ========            ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                           7,126               6,865
  Other Accrued Compensation                                 1,919               4,220
  Deferred Rent                                                -                   365
  Accrued Payroll Taxes                                        166                 678
  Other Accrued Expenses                                     2,867               2,408
                                                           -------             -------
    Total Current Liabilities                               12,078              14,536
                                                           -------             -------
COMMITMENTS AND CONTINGENCIES (Note 8)                         -                   -
                                                           -------             -------
SHAREHOLDERS' EQUITY (Note 6)
 Common Stock, No Par Value; 20,000,000 Shares
 Authorized, Issued:  13,806,511 Shares
 at January 31, 2001 and at April 30, 2000                 632,663             632,663
 Additional paid-in capital                                    100                 100
 Accumulated Deficit                                      ( 86,792)           (120,072)
                                                          ---------           ---------
                                                           545,971             512,691
                                                          ---------           ---------
                                                           558,049             527,227
                                                          ========             =======

The accompanying notes are an integral part of the financial statements.

                                           BIOSYNERGY, INC.

                                       STATEMENT OF OPERATIONS
                                              Unaudited

                                           Three Months Ended         Nine Months Ended
                                              January 31,                January 31,
                                          2001         2000            2001         2000
                                       ----------   ----------      ----------   ----------
REVENUES
  Sales                                   173,600      132,954         439,488      420,645
  Other Income                                994          435           1,864        2,037
  Interest Income                           4,017        3,290          12,379        9,527
                                       ----------   ----------      ----------   ----------
                                          178,611      136,679         453,731      432,209
                                       ----------   ----------      ----------   ----------
COST AND EXPENSES
  Cost of Sales and Other
   Operating Charges                       55,434       56,780         140,633      148,622
  Research and Development                 31,251       34,923          84,466       72,988
  Marketing                                18,786       15,779          44,497       44,638
    General and Administrative             57,342       52,828         151,858      142,984
                                       ----------   ----------      ----------   ----------
                                          162,813      160,310         421,454      409,232
                                       ----------   ----------      ----------   ----------
NET INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY
     ITEMS                                 15,798      (23,631)         32,277       22,977
  INCOME TAXES                              3,730         -              7,388        5,101
  INCOME (LOSS) BEFORE                 ----------   ----------      ----------   ----------
    EXTRAORDINARY ITEMS                    12,068      (23,631)         24,889       17,876
                                       ----------   ----------      ----------   ----------
EXTRAORDINARY ITEMS
  Write off Account Payable                 1,003         -              1,003         -
  Reduction of Income Taxes
     arising from utilization of prior
     Years' Net Operating Losses
     (Note 9)                               3,730         -              7,388        5,101
                                       ----------   ----------      ----------   ----------
NET INCOME (LOSS)                          16,801      (23,631)         33,280       22,977
                                       ==========   ==========      ==========   ==========

NET INCOME (LOSS) PER
   COMMON SHARE OUTSTANDING (Note 7):
   Before Extraordinary Items               .0009       (.0017)          .0018        .0013
   Extraordinary Items                      .0003         -              .0006        .0004
                                       ----------   ----------      ----------   ----------
NET INCOME (LOSS)                           .0012       (.0017)          .0024        .0017
                                       ----------   ----------      ----------   ----------
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   (Note 7)                            13,806,511   13,806,511      13,806,511   13,806,511
NET INCOME (LOSS) PER COMMON SHARE     ----------   ----------      ----------   ----------
AND COMMON SHARE EQUIVALENTS (Note 7)        .001       (.0014)          .0020        .0014
                                       ==========   ==========      ==========   ==========

The accompanying notes are an integral part of the financial statements.


                                            BIOSYNERGY, INC.

                                  STATEMENT OF SHAREHOLDERS' EQUITY

                                  NINE MONTHS ENDED JANUARY 31, 2001

                                              Unaudited



                                                            Additional
                                    Common Stock            Paid-in
                               Shares        Amount         Capital        Deficit    Total
                             ----------    ---------       ---------     ----------  -------
Balance, May 1, 2000         13,806,511     632,663           100        (120,072)   512,691

Net Profit (Loss)                -            -                -           33,280     33,280

Balance, January 31, 2000    13,806,511     632,663           100        ( 86,792)   545,971
                             ----------    ---------       ---------     ---------   -------




















The accompanying notes are an integral part of the financial statements.

                                           BIOSYNERGY, INC.

                                      STATEMENTS OF CASH FLOWS

                                              Unaudited

                                                    NINE MONTHS ENDED JANUARY 31,
                                                        2001           2000
                                                     ----------     ----------
OPERATING ACTIVITIES:
  Net Income (Loss)                                      33,280         22,977
  Adjustments to Reconcile Net Cash Used for
   Operating Activities:
    Depreciation and Amortization                         6,167          4,942
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable         (19,908)        (1,550)
     (Increase) Decrease in Inventories                   4,968         (6,886)
     (Increase) Decrease in Prepaid Expenses             (7,267)        (2,534)
Increase (Decrease) in Accounts Payable
       and Accrued Expenses                              (2,458)         5,347
     (Increase) Decrease in Business Advance               (110)           -
     (Increase) Decrease in Deposits                        (38)           -
                                                      ----------     ----------
  Net Cash Provided (Used) by Operating
    Activities                                            14,634        22,296
                                                      ----------     ----------
INVESTING ACTIVITIES:
  (Increase) Decrease in Due From Affiliate
      (Note 3)                                              (217)         (292)
  (Increase) Decrease in Short-Term Investment
      (Note 4)                                           (12,269)     (250,000)
  (Purchase) Retirement of Equipment                        (304)     ( 26,548)
  (Increase) Decrease in Interest Receivable
       from Officer (Note 3)                                  -             66
  (Increase) Decrease in Short-Term Investment
       Interest Receivable(Note 4)                          (110)       (9,190)
  (Increase) Decrease in Short-Term Note from
       Officer (Note 3)                                       -          8,000
  Net Cash Provided (Used) by Investing
    Activities                                           (12,900)     (277,964)
                                                      ----------     ----------
FINANCING ACTIVITIES:
 Net Cash Provided (Used) by Financing Activities             -            -
                                                      ----------     ----------
 Increase (Decrease) in Cash and Cash
    Equivalents                                            1,734      (255,668)
                                                      ----------     ----------
  Cash and Cash Equivalents at Beginning
    of Period                                             53,517       319,508
                                                      ----------     ----------
  Cash and Cash Equivalents at End of Period              55,251        63,840
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

2.  Company Organization and Description:

Biosynergy, Inc. (Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development, manufacture and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals.

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2001:

                                   S T O C K   O F   A F F I L I A T E S
                                                  F.K. Suzuki
                                      Biosynergy  International  Medlab
Stock Owner                           Inc.        Inc.           Inc.
-------------------------------       ----------  -------------  ----------
F.K. Suzuki International, Inc.         32.6%           -           100%
Fred K. Suzuki, Officer                   -           35.6%          -
Lauane C. Addis, Officer                  .1%         32.7%          -
James F. Schembri, Director             12.9%           -            -
Mary K. Friske, Officer                   .1%           .2%          -
Laurence C. Mead, Officer                 .1%          4.0%          -







                               BIOSYNERGY, INC.

                        NOTES TO FINANCIAL STATEMENTS

Upon the completion of the Company's public offering on July 7, 1983, the Company issued 2,000,000 shares of its no par value common stock, representing 19% of the outstanding common stock of the Company, in exchange for 1,058,181 shares of the common stock of Stevia Company, Inc. ("Stevia"), an affiliate. The common stock of Stevia had no book value at the time of the exchange and was recorded at zero dollar value. On April 16, 1999, Stevia was judicially dissolved and the remaining shares of Common Stock of the Company held by Stevia (1,900,000 shares) were assigned to F.K. Suzuki International, Inc. ("FKSI") for certain amounts payable by Stevia to FKSI.

Prior to the dissolution of Stevia, common offices, employees and certain operating expenses were shared with Stevia. On April 16, 1999, inter-company charges to Stevia for shares expenses aggregated $315,015. The Company received 93% of this amount, or $290,918, as its share of the Stevia dissolution proceeds, resulting in a loss of $24,097. See also Note 4

The following balances were due from F.K. Suzuki International, Inc. at October 31, 2000:

                       April 30, 2000    - $18,865
                       January 31, 2001  - $19,082

The balances result from an allocation of common expenses offset by advances received from time to time. At January 31, 2001, the financial condition of F.K. Suzuki International, Inc. is such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

4.  Short-Term Investments:

The Company invested $250,000 of the proceeds received from the liquidation of Stevia described in Footnote 3 above in a 270-day Certificate of Deposit, pending their use. These funds were reinvested in another 270-day Certificate of Deposit on February 13, 2000. On November 9, 2000 these funds were reinvested into two different certificates of deposit: (1) a $200,000 270-day certificate and (2) a $71,925 30-day certificate, which has been rolled over as it matures every 30 days. The Company is not registered under the Investment Company Act of 1940 and therefore is limited to the types of investments which may be made with such proceeds. The funds invested in the Certificate of Deposit and the remaining proceeds received upon the liquidation of Stevia have not been allocated or earmarked for any specific use.







                                BIOSYNERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

5.  Inventories:

Components of inventories are as follows:

                  April 30, 2000      January 31, 2001
                  --------------      ----------------
Raw Materials        $41,982              $36,421
Work-in process        9,451               10,188
Finished Goods         8,954                8,810
                     -------              -------
                     $60,387              $55,419
                     =======              =======

6.  Common Stock:

The Company's stock is traded in the Over-The-Counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval. As of January 31, 2001, no portion of this option has been exercised. This option will expire on November 12, 2001

7.  Income or (Loss) Per Shares:

Net income or (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving effect to stock splits, and also computed using the average number of common shares outstanding during the period after giving effect to the number of shares of common stock equivalents which would have been outstanding after exercise of stock options to officers. The calculation of net income (loss) per common share and common share equivalent is as follows:

                                            Three Months Ended           Nine Months Ended
                                               January 31                   January 31
                                              2001       2000              2001        2000
                                         ----------  ----------       ----------  ----------
Net Income (Loss)                            16,801    (23,631)           33,280      22,977
Weighted Average Shares Outstanding
 Shares of Common Stock Outstanding      13,806,511  13,806,511       13,806,511  13,806,511
 Common Share Equivalents -
   Options to Officer                     3,000,000   3,000,000        3,000,000   3,000,000
                                         ----------  ----------       ----------  ----------
Total Weighted Shares                    16,806,511  16,806,511       16,806,511  16,806,511
                                         ==========  ==========       ==========  ==========
Net Income (Loss) per Common Share
 and Common Share Equivalent                   .001      (.0014)           .0020       .0014

                                BIOSYNERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

The weighted average number of common shares outstanding were 13,806,511 at January 31, 2001 and April 30, 2000. The effect of conversion of stock options has not been presented as conversion would be anti-dilutive.

8.  Lease Commitments:

In 1996 the Company entered a lease agreement for its current facilities which expired January 31, 2001. The base rent under the lease escalated over the life of the lease. Total rent payments under the lease agreement for each fiscal year was as follows:

             Year ending April 30           Total Base Rent
             --------------------           ---------------
                    1996                        11,000
                    1997                        66,733
                    1998                        68,200
                    1999                        68,567
                    2000                        69,300
                    2001                        51,975

The Company entered into an extension agreement for an additional five year term providing for annual rental payments for each fiscal year as follows:

             Year ending April 30           Total Base Rent
             --------------------           ---------------
                    2001                        17,875
                    2002                        72,000
                    2003                        73,500
                    2004                        74,100
                    2005                        75,900
                    2006                        56,925

Also included in the lease agreement and extension agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses.






                           BIOSYNERGY, INC.

                     NOTES TO FINANCIAL STATEMENTS

9.  Income Taxes:

At April 30, 2000, net operating loss carryforwards were available and expire, if not used, as follows:

                     Year Ending       Net Operating
                      April 30,            Losses
                     -----------       -------------
                        2001               449,142
                        2002               132,470
                        2003                85,822
                        2004                41,176
                        2006                   160
                        2007                28,253
                                       ------------
                                        $  737,023
                                       ============

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

10.  Major Customers:

Shipments to one customer amounted to approximately 39% of sales during the quarter ending January 31, 2001. At January 31, 2001 there was an outstanding account receivable from this customer of approximately $49,692.

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


                               BIOSYNERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

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

Item 2.  MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------------------------
SALES/REVENUES

For the three month period ending January 31, 2001 ("3rd Quarter"), the net sales increased 30.58% or $40,646, and increased 4.48% or $18,843 during the nine month period ending January 31, 2001, as compared to net sales for the comparative periods ending in 2000. This overall increase in sales is generally the result of increased sales of HemoTempR II Blood Temperature Monitors. As of January 31, 2001, the Company had no product back orders.

In addition to the above, during the nine month period ending January 31, 2001, the Company realized $12,379 of interest income as a result of short term investments; $1,864 of miscellaneous income as a result of leasing warehouse space to an unrelated third party and recapture of an account receivable previously written off; and $1,003 due to the write off of an account payable which is no longer collectable.

INCOME/LOSS

The Company realized a net income of $16,801 during the 3rd Quarter as compared to a net loss of $23,631 for the comparative quarter of the prior year. The Company also realized net income of $33,280 for the nine month period ending January 31, 2001 as compared to net income of $22,977 during the same period in 2000. The increase in net profits is primarily due to an increase in sales described below.

As of April 30, 2000, the Company has incurred net operating losses/carryovers aggregating $737,023. As a result of net operating loss carryovers, no income taxes were due for Fiscal 2000 and will unlikely be due for Fiscal 2001. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 9 of the "FINANCIAL STATEMENTS."

EXPENSES
--------
                                  GENERAL

The operating expenses incurred by the Company during the 3rd Quarter increased overall by 1.57%, or $2,503, and increased by 2.99%, or $12,222 for the nine month period ending January 31, 2001. An explanation of each category of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

                 COST OF SALES AND OTHER OPERATING CHARGES

The cost of sales and other operating charges during the 3rd Quarter decreased by $1,346 and decreased by $7,989 during the nine month period ending January 31, 2001 as compared to the same periods in 2000. As a percentage of sales, the cost of sales and other operating charges were 31.94% during the 3rd Quarter compared to 42.71% for the same quarter ending in 2000, and 32% during the nine month period ending January 31, 2001 as compared to 35.34% for the same nine-month period ending in 2000. Although the cost of sales and operating charges decreased, the cost of sales and operating charges, as a percentage of sales, has not materially changed during the current year, and is not expected to materially change in the foreseeable future.

                         RESEARCH AND DEVELOPMENT

Research and development costs decreased $3,672 or 10.52% during the 3rd Quarter, as compared to the same quarter in 2000. These costs increased by $11,478 or 15.73% during the nine month period ending January 31, 2001 as compared to the same period in 2000. This overall increase is due to the Company's investigation of certain compounds for use in foods and other products. These compounds are subject to Food and Drug Administration regulation, but have been designated as generally recognized as safe. These expenses include travel, laboratory supplies, and legal and technical consulting expenses related to these compounds. Historically, the Company's research and development activities have been limited to improvement of the current product line in development of products which are natural extensions thereof. Recently the Company has been investigating other products and accessories complementary to its current product line and unrelated uses.

                                MARKETING

Marketing costs for the 3rd Quarter increased by $3,007 or 19.06%, as compared to the quarter ending January 31, 2000, and decreased $141 or .32% during the nine month period ending January 31, 2001 as compared to the same period in 2000. These increases and decreases in marketing expenses are not reflective of any new trends in the marketing activities of the Company, but indicative of normal fluctuations in marketing expenses.

                        GENERAL AND ADMINISTRATIVE

General and administrative costs increased by $4,541, or 8.55%, during the 3rd Quarter and increased by $8,874 or 6.21% during the nine month period ending January 31, 2001, as compared to the same periods in 2000. The overall increase in these costs were primarily related to ordinary increases in insurance expenses and legal fees.

ASSETS/LIABILITIES
------------------
                                 GENERAL

Since April 30, 2000, the Company's assets have increased by $30,822 and liabilities have decreased by $2,458. Then change in assets, primarily cash and accounts receivable, and liabilities, primarily accounts payable, is due to increased profits and normal fluctuations, and is not indicative of any material changes in the financial condition of the Company.

The increase in current assets from operations, primarily cash and accounts receivable, is due to normal fluctuations and is not indicative of any unusual changes in the operations in the Company.

                           RELATED PARTY TRANSACTIONS

The Company was owed $19,082 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2001. FKSI owed the $18,865 at April 30, 2000. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

On November 12, 1998, the Company entered into a stock option agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of January 31, 2001, no portion of this option had been exercised.

CURRENT ASSETS/CURRENT LIABILITY RATIO
--------------------------------------

The ratio of current assets to current liabilities, 41.45 to 1, has increased compared to 31.94 to 1 at April 30, 2000. Management believes it has sufficient current assets for the current year provided there is no adverse material changes in operations.

WORKING CAPITAL/LIQUIDITY
-------------------------

During the nine-month period ending January 31, 2001, the Company experienced an increase in working capital of $38,957. This is due to the profitable operations of the Company during the nine-month period ending January 31, 2001.

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

As of January 31, 2001, the Company had $500,620 of current assets available. Of this amount, $55,419 was inventory and $98,025 was net trade receivables. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2001 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

Except for its operating capital needs, the Company has no material contingencies for which it must provide.

                               BIOSYNERGY, INC.

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

          (15) Letter dated March 6, 2001, regarding interim financial information (iii).

          (18) Letter regarding change in accounting principals - none.

          (19) Reports furnished to security holders - none.

          (22) Published report regarding matters submitted to vote of security holders - none.

          (24) Power of Attorney - none.

          (27) Financial Data Schedule - P.E-1.

     (b) No Current Reports on Form 8-K were filed during the period covered by this Report.
____________________________
   (i)Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 3-28015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission. Incorporated by reference to the Company's Quarterly Report on Form 10K for the fiscal year ending April 30, 1990 filed with the Securities and Exchange Commission.
 (ii)Incorporated by reference to the Company's Quarterly Report on Form 10Q for quarterly period ended January 31, 1999.
(iii)This exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date March 7, 2001               /s/ FRED K. SUZUKI /s/
     -------------               -------------------------------------
                                 Fred K. Suzuki
                                 President, Chairman of the Board,
                                 Chief Accounting Officer and
                                 Treasurer


Date March 7, 2001               /s/ LAUANE C. ADDIS /s/
     -------------               -------------------------------------
                                 Lauane C. Addis
                                 Secretary, Corporate Counsel and
                                 Director

============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549





                                 FORM 10Q

              Quarterly Report Pursuant to Section 13 or 15 (d)

                                    of

                  THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the period ending January 31, 2001
                     Commission File Number: 0-12459


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

============================================================================

                                   EXHIBITS

============================================================================


                               BIOSYNERGY, INC.

                                 EXHIBIT INDEX
                               -----------------




                                                      Page Number
                                                      Pursuant to
                                                      Sequential
Exhibit                                               Numbering
Number         Exhibit                                System
--------       -----------------------                ---------------


27             Financial Data Schedule                E-1