Form 10-Q
period 2001-07-31
BIOSYNERGY INC
filed 2001-09-17
CIK 715812

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                  July 31, 2001

Commission File Number                          0-12459

Biosynergy, Inc.
(Exact name of registrant as specified in its charter)

Illinois
(State or other jurisdiction of incorporation or organization)

36-2880990
(I.R.S. Employer Identification No.)

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

                      Yes     X         No
                          --------
Number of shares outstanding of common stock as of the close of the period covered by this report: 14,075,511
                               ------------


Page 1 of the 16 pages contained in the sequential numbering system.


                            BIOSYNERGY, INC.

                    PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS




Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at July 31, 2001 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three month periods ended July 31, 2001 and 2000 were not audited; however, the financial statements for the three month periods ending July 31, 2001 and 2000 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

     The financial statements for the fiscal year ended April 30, 2001, were not audited due to the Company's lack of available cash to pay for such audit; however, the financial statements for the fiscal year ending April 30, 2001 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.











BIOSYNERGY, INC.
September 14, 2001









                            BIOSYNERGY, INC.

                             BALANCE SHEET
                                 ASSETS

                                           July 31, 2001 April 30,2001
                                               Unaudited    Unaudited
CURRENT ASSETS                             -------------- ------------
  Cash                                           76,717       64,828
  Short-Term Investments (Note 4)               271,925      271,925
  Accounts Receivable, Trade, Net of             87,693      105,421
    Allowance for Uncollectible Accounts
    of $500 at July 31, 2001 and $500 at
    April 30, 2001
  Inventories (Notes 1 and 5)                    56,469       52,637
  Prepaid Expenses                                9,375       11,194
  Interest Receivable (Note 4)                   11,346        7,412
                                                -------      -------
          Total Current Assets                  513,525      513,417
                                                -------      -------
DUE FROM AFFILIATES (Note 3)                     19,163       19,083
                                                -------      -------
PROPERTY AND EQUIPMENT
   Equipment (Note 1)                           129,349      129,349
   Leasehold Improvements                        15,140       15,140
                                                -------      -------
                                                144,489      144,489
  Less: Accumulated Depreciation and
         Amortization                          (115,841)    (114,010)
                                                -------      -------
                                                 28,648       30,479
OTHER ASSETS                                    -------      -------
 Pending Patents, Net of Accumulated
  Amortization (Note 1)                           5,795        5,545
 Deposits                                         6,015        6,015
                                                -------      -------
                                                573,146      574,539
                                                =======      =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                6,213        7,700
  Other Accrued Compensation                      2,092        5,887
  Accrued Payroll Taxes                             174          498
  Deferred Rent (Note 8)                          1,320          660
  Other Accrued Expenses                          2,233        2,432
                                                -------      -------
    Total Current Liabilities                    12,032       17,177
                                                -------      -------
COMMITMENTS AND CONTINGENCIES (Note 8)             -             -
                                                -------      -------
SHAREHOLDERS' EQUITY (Note 6)
 Common Stock, No Par Value; 20,000,000 Shares
 Authorized, Issued:  13,806,511 Shares
 at July 31, 2001 and at April 30, 2001         639,388      632,663
 Additional paid-in capital                         100          100
 Accumulated Deficit                           ( 78,374)    (
75,401)
                                                -------      -------
                                                561,114      557,362
                                                -------      -------
                                                573,146      574,539
                                                =======      =======


                           BIOSYNERGY, INC.

                        STATEMENT OF OPERATIONS

                               Unaudited

                                            Three Months Ended July 31
                                                 2001          2000

REVENUES                                        -------       -------
  Sales                                         141,489       145,767
  Computer Rentals and Services                    -             -
  Other Income                                      744           435
  Interest Income (Notes 4)                       3,934         4,181
                                                -------       -------
                                                146,167       150,383
COST AND EXPENSES                               -------       -------
  Cost of Sales and Other
   Operating Charges                             50,827        43,303
  Research and Development                       29,747        24,742
  Marketing                                      15,673        13,931
  General and Administrative                     52,893        47,514
                                                -------       -------
                                                149,140       129,490
                                                -------       -------
NET INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                     (2,973)       20,893
  INCOME TAXES                                     -            4,638
                                                -------       -------
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS       (2,973)       16,255
EXTRAORDINARY ITEMS
  Reduction of Income Taxes
  arising from utilization of prior
  years' Net Operating Losses (Note 9)              -           4,638
                                                --------      -------
NET INCOME (LOSS)                                (2,973)       20,893
                                                ========      =======
NET INCOME (LOSS) PER COMMON SHARE (Note 7):
  Before Extraordinary Items                      (.001)         .002
                                                --------      -------
  Extraordinary Items                              .000          .000
                                                --------      -------
NET INCOME (LOSS) PER COMMON SHARE                (.001)         .002
                                                ========      =======
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 7)                  14,075,511   13,806,511
                                              ==========   ==========
                            BIOSYNERGY, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY

                   THREE MONTHS ENDED JULY 31, 2001

                              Unaudited



                                          Additional
                          Common Stock     Paid-in
                        Shares    Amount   Capital   Deficit Total
                      ----------  ------- ---------  ------- ---------
Balance, May 1,
   2001               13,806,511  632,663   100      (75,401) 557,362


Net Profit (Loss)        269,000    6,725    -        (2,973) (2,973)



Balance, July 31,
 2001                 14,075,511  639,388   100     (78,374) 561,114
                     -----------  -------   ----    -------- -------




                           BIOSYNERGY, INC.

                       STATEMENTS OF CASH FLOWS

                               Unaudited
                                           THREE MONTHS ENDED JULY 31,
                                               2000          2001
                                             --------      --------
OPERATING ACTIVITIES:
 Net Income (Loss)                             20,893        (2,973)
 Adjustments to Reconcile Net Cash Used for
     Operating Activities:
  Depreciation and Amortization                 2,054         1,831
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable (21,951)       17,728
   (Increase) Decrease in Inventories         ( 7,137)       (3,832)
   (Increase) Decrease in Prepaid Expenses      1,469         1,819
   Increase (Decrease) in Accounts Payable
    and Accrued Expenses                       19,873        (5,145)
                                              -------       --------
Net Cash Provided (Used) by Operating
 Activities                                    15,201         9,428
                                              -------       --------
INVESTING ACTIVITIES:
 Advance to Affiliated Companies                 -              (80)
 Patents Pending                                 -             (250)
 Increase (Decrease) in Interest
  Receivable(Note 4)                          ( 4,181)     (  3,934)
                                              --------      --------
  Net Cash Provided by (Used In) Investing
  Activities                                  ( 4,181)     (  4,264)

FINANCING ACTIVITIES:
 Exercise of Stock Option by Officer (Note 6)    -            6,725
 Net Cash Provided (Used) by Financing
  Activities                                     -            6,725

 Increase (Decrease) in Cash and Cash
  Equivalents                                  11,020        11,889
 Cash and Cash Equivalents at Beginning       -------       -------
  of Period                                    53,517        64,828
                                              -------       -------
 Cash and Cash Equivalents at End of Period    64,537        76,717
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

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2001:

                                   S T O C K   O F   A F F I L I A T
E S
                                                      F.K. Suzuki
                                   Biosynergy     International
Medlab
Stock Owner                           Inc.             Inc.
Inc.
-------------------------------    ----------     -------------
------
F.K. Suzuki International, Inc.      31.9%               -
100%
Fred K. Suzuki, Officer               2.1%            35.6%
  -
Lauane C. Addis, Officer               .1%            32.7%
  -
James F. Schembri, Director          12.8%               -
  -
Mary K. Friske, Officer                .1%              .2%
  -
Laurence C. Mead, Officer              .1%             4.0%
  -



                           BIOSYNERGY, INC.

                     NOTES TO FINANCIAL STATEMENTS

The following balances were due from F.K. Suzuki International, Inc., an affiliate, at July 31, 2001:

                       April 30, 2001 - $19,082
                       July 31, 2001  - $19,163

The balances result from an allocation of common expenses offset by advances received from time to time. At July 31, 2001, the financial condition of F.K. Suzuki International, Inc. is such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

4.  Short-Term Investments:

In April, 1999, the Company invested $250,000 in a 270-day Certificate of Deposit, pending their use. These funds have reinvested in additional 270-day Certificates of Deposit. The Company is not registered under the Investment Company Act of 1940 and therefore is limited to the types of investments which the Company may make. The funds invested in the Certificate of Deposit have not been allocated or earmarked for any specific use.

5.  Inventories:

Components of inventories are as follows:
                  April 30, 2001      July 31, 2001
                  --------------      -------------
Raw Materials        $31,543            $39,055
Work-in process       12,622              6,896
Finished Goods         8,472             10,518
                     -------            -------
                     $52,637            $56,469

                     =======            =======
6.  Common Stock:

The Company's stock is traded in the Over-The-Counter market.
However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval. On May 9, 2001, this option was exercised to the extent of 290,000 shares resulting in additional paid-in-capital of $6,725. This option will expire on November 12, 2001.






                           BIOSYNERGY, INC.

                     NOTES TO FINANCIAL STATEMENTS


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

                                             Quarter Ending July 31
                                                     2001
                                                     2000
                                            -----------   ---------
Net Income (Loss)                             (2,973)       20,893
Weighted Average Shares Outstanding
 Shares of Common Stock Outstanding        14,075,511   13,806,511
 Common Share Equivalents -
    Options to Officers                     2,731,000    3,000,000
                                           ----------   ----------
 Total Weighted Shares                     16,806,511   16,806,511

Net Income (Loss) per Common share
and Common Share Equivalent                    (.0002)      $.0012

The weighted average number of common shares outstanding were 14,075,511 at July 31, 2001 and 13,806,511 at April 30, 2001. The
effect of conversion of stock options has not been presented as conversion would be anti-dilutive.

8.  Lease Commitments:

In January, 2001, the Company entered a five year extension of the lease agreement for its current facilities which expires January 31, 2006. The base rent under the lease escalates over the life of the lease. Total rent payments for each fiscal year are as follows:

             Year ending April 30           Total Base Rent
             ---------------------          ---------------
                    2001                        17,875
                    2002                        72,000
                    2003                        73,500
                    2004                        74,100
                    2005                        75,900
                    2006                        56,925

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. The lease can be extended for an additional five year term.


9.  Income Taxes:

At April 30, 2001, net operating loss carryforwards were available and expire, if not used, as follows:

                     Year Ending       Net Operating
                      April 30,            Losses
                     -----------       -------------
                        2002               132,470
                        2003                85,822
                        2004                41,176
                        2006                   160
                        2007                28,253
                      ---------         ----------
                                        $  287,881
                                        ----------

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

10.  Major Customers:

Shipments to one customer amounted to approximately 43.15% of sales during the first quarter of Fiscal 2002. At July 31, 2001 there was an outstanding account receivable from this customer of approximately $47,412.00.

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


           Item 2. MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SALES/REVENUES
--------------

For the three month period ending July 31, 2001 ("1st Quarter"), the net sales decreased 2.9%, or $4,278, as compared to net sales for the comparative quarter ending in 2000. This decrease in sales is primarily the result of a slight decrease in sales of HemoTempR II and TempTRENDR. As of July 31, 2001, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company realized $3,934 of interest income as the result of an investment of $259,656 in a 270-day Certificate of Deposit. The Company also had $744 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party.

INCOME/LOSS
-----------

The Company realized a net loss of $2,973 during the 1st Quarter as compared to a net profit of $20,892 for the comparative quarter of the prior year. The net loss is primarily a result of increased costs and expenses during the 1st Quarter.

As of April 30, 2001, the Company has net operating losses carryovers aggregating $287,881. As a result of net operating loss carryovers, no income taxes were due for Fiscal 2001 and will unlikely be due for Fiscal 2002. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 9 of the "FINANCIAL STATEMENTS."

EXPENSES
---------
                                GENERAL

The operating expenses of the Company during the 1st Quarter increased overall by 15.18%, or $19,650, as compared to the 1st quarter in 2000, primarily due to an increase in substantially all expense categories.

               COST OF SALES AND OTHER OPERATING CHARGES

The cost of sales and other operating charges during the 1st Quarter increased by $7,524 as compared to these expenses during the same quarter ending in 2000. As a percentage of sales, the cost of sales and other operating charges were 35.93% during the 1st Quarter and 29.71% for the comparative quarter ending in 2000, which affected the results of operations of the Company. The increased expenses were primarily due to higher raw material costs and a write off of outdated supplies.

                       RESEARCH AND DEVELOPMENT

Research and Development costs increased $5,005, or 20.23%, as compared to the same quarter in 2000. This increase is due to the Company's investigation of certain compounds for use as bacteria growth retardant agents for use in food and other products. These expenses include travel, laboratory supplies, legal and technical consulting expenses related to these compounds, and increased salaries for research personnel. Historically, the Company's research and development activities were limited to improvement of the current product line and development of products which were natural extensions thereof. Recently the Company has been investigating other products and accessories complimentary to its current product line and entirely new technologies.

                               MARKETING

Marketing costs for the 1st Quarter increased by $1,742 or 12.5%, as compared to the quarter ending July 31, 2000. This increase was primarily due to an increase in salaries.

                      GENERAL AND ADMINISTRATIVE

General and administrative costs increased by $5,379, or 11.32%, as compared to the 1st quarter ending in 2000. This increase was primarily the result of an increase in salaries and related employee expenses.

ASSETS/LIABILITIES
------------------
                                GENERAL

Since April 30, 2001, the Company's assets have decreased by $1,343 and liabilities have decreased by $5,145. The decrease in assets, primarily accounts receivable, and liabilities, primarily accounts payable and accrued expenses, is due to normal fluctuations, and is not indicative of any material change in the operations of the Company.

                      RELATED PARTY TRANSACTIONS

The Company was owed $19,163 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2001. FKSI owed $19,082 at April 30, 2001. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

On November 12, 1998, the Company entered into a stock option agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. Mr. Suzuki exercised this option to the extent of 269,000 shares on May 9, 2001.

CURRENT ASSETS/CURRENT LIABILITY RATIO
--------------------------------------

The ratio of current assets to current liabilities, 42.68 to 1, has increased compared to 29.89 to 1 at April 30, 2001. Management believes it has sufficient current assets for its operations during the ensuing year provided there is no adverse material changes.

WORKING CAPITAL/LIQUIDITY
-------------------------

During the 1st Quarter, the Company experienced an increase in working capital of $5,253. This is due to the exercise of stock options by an officer of the Company. See "RELATED PARTY
TRANSACTIONS" above.

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

As of July 31, 2001, the Company had $513,525 of current assets available. Of this amount, $56,469 was inventory, $87,693 was net trade receivables, and $348,642 was cash or short-term investments. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2002 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

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

     (15) Letter dated September 14, 2001, regarding interim financial information. (iii)

     (18) Letter regarding change in accounting principals - none.

     (19) Reports furnished to security holders - none.

     (22) Published report regarding matters submitted to vote of security holders - none.

     (23) Consents of experts and counsel - none.

     (24) Power of Attorney - none.

     (27) Financial Data Schedule - none.

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

     Biosynergy, Inc.


     Date September 14, 2001       /s/  Fred K. Suzuki /s/
          ------------------
     --------------------------------------
                                    Fred K. Suzuki
                                    President, Chairman of the
     Board and
                                    and Treasurer


     Date September 14, 2001        /s/  Laurence C. Mead /s/
          ------------------
     -------------------------------------
                                    Laurence C. Mead
                                    Vice
     President/Manufacturing and
                                    Development, and Chief
     Accounting
                                    Officer


     Date September 14, 2001        /s/ Lauane C. Addis /s/
          ------------------
     --------------------------------------
                                    Lauane C. Addis
                                    Secretary, Corporate
     Counsel and
                                    Director