Form 10-K
period 2002-04-30
BIOSYNERGY INC
filed 2002-07-29
CIK 715812

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

                    For the fiscal year ended 4/30/02

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

Commission file number                                0-12459

Biosynergy, Inc.
(Exact name of registrant as specified in its charter)

Illinois                                              36-2880990
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes[X]    No[ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the registrant on April 30, 2002 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2002 was 14,075,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 14.


                                  Part I
                                   ------

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

Although the Company did not enter into any agreements materially affecting its operations during Fiscal 2002, the Company experienced an increase in sales. The Company's sales of $602,305 were the highest since Fiscal 1982. However, the Company realized a loss of $11,373 for the fiscal year ending April 30, 2002 compared to a profit of $44,671 for Fiscal 2001 and $25,457 for Fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company did not introduce any new products in Fiscal 2002. The Company, however, continued its development and review of the proposed products described in "Thermographic and Thermometric Devices and Accessories" below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2002. However, the Company did not make any material sales to customers in the industrial markets. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments
---------------------------------------------
The Company generated revenues from sales of the medical and laboratory products listed below in the medical and laboratory industry segment during the fiscal year ended April 30, 2002, 2001 and 2000. For a description of these products, see "Narrative Description of Business."

Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 2002, 2001 and 2000.


                             Fiscal Year Ending
                               April 30, 2002
                             -------------------
Medical and                                        Percentage
Laboratory                           Sales of       Of Total
Products                             Product          Sales
-------------------------          --------------  ----------

HemoTempR II BMD                     $525,736.00      87.3%
TempTrendR TI                          31,253.00       5.2%
HemoTempR BMD                          16,929.40       2.8%
HemoTempR II Activator                  8,903.00       1.5%
TempTrendR II TTD                       7,649.50       1.3%
Hemo-CoolTM JR & Accessories            4,459.70       0.7%
LabTempR 40 ST                          3,196.00       0.5%
LabTempR 20 ST                          2,732.50       0.4%
StaFreezR FTI                           1,373.50       0.2%
Miscellaneous <F1>                         72.00       0.1%

                                   --------------  ---------
                                      $602,304.60<F3> 100.0%





                             Fiscal Year Ending
                               April 30, 2001
                          --------------------------

Medical and                                      Percentage
Laboratory                           Sales of     of Total
Products                             Products      Sales
------------------------           ------------- ----------
HemoTempR II BMD                     $514,684.80     87.3%
TempTrendR TI                          26,349.50      4.5%
HemoTempR BMD                          15,880.00      2.7%
TempTrendR II TTD                       9,700.50      1.6%
HemoTempR II Activator                  7,937.00      1.4%
LabTempR 40 ST                          4,690.00       .8%
LabTempR 20 ST                          3,051.50       .5%
Miscellaneous <F2>                      3,042.00       .5%
Hemo-CoolTM JR + Accessories            1,794.00       .3%
Vena-VueR VAD                           1,330.00       .2%
StaFreezR FTI                             957.50       .2%
                                  ----------------  -------
                                     $589,416.80<F3> 100.0%

                              Fiscal Year Ending
                                April 30, 2000
                             --------------------

Medical and                                       Percentage
Laboratory                           Sales of      of Total
Products                              Product       Sales
-----------------------            -------------  ----------
HemoTempR II BMD                    $481,261.10      86.1%
TempTrendR TI                         25,959.00       4.6%
HemoTempR BMD                         15,441.00       2.8%
TempTrendR II TTD                     11,300.00       2.0%
HemoTempR II Activator                 8,139.00       1.5%
LabTempR 40 ST                         6,610.00       1.2%
LabTempR 20 ST                         3,373.50        .6%
Hemo-CoolTM JR & Accessories           3,040.00        .5%
StaFreezR FTI                          1,593.50        .3%
Vena-VueR VAD                          1,500.00        .3%
Miscellaneous <F1>                       512.00        .1%
-----------------------            --------------  --------
                                    $558,729.10<F3> 100.0%

--------------------------------

<F1>  Includes sales of LabTempr 60 and L.C. Sheets.
<F2> Includes sales of LabTempR 60, L.C. Sheets, Tempa.SlideTM, and special order thermometric and thermographic consumer and laboratory products.
<F3> Includes discounts and returns.

See "Information About Foreign and Domestic Operations and Export Sales". See also "Selected Financial Data" and "Financial Statements and
Supplementary Data" for the operating profit and loss and identifiable assets related to the Company's operations in its industry segment.

Narrative Description of Business.
----------------------------------
As described in "General Development of Business", the Company is presently engaged in the business of developing, manufacturing, and marketing disposable thermometric and thermographic temperature indicators and accessories, and distributing and marketing certain non-disposable thermometric and blood transportation products for the medical, laboratory and industrial markets. The Company is also developing bacteria growth retardant agents. Further information about the business and proposed products of the Company are described below.

Thermographic and Thermometric Devices and Other Products.
----------------------------------------------------------
During the fiscal year ending April 30, 2002 the Company manufactured and marketed various medical, laboratory and consumer thermometric and thermographic devices and accessories. These products were sold to hospitals, clinical end-users, laboratories and product dealers.

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

9. The Vena-VueR Vein Assessment Device ("VAD") is designed to locate good veins by assessing blood flow, and to assess vein depth, and size. It is used primarily to minimize complications and reduce discomfort for geriatric patients, obese patients, diabetic patients, burn patients, drug addicts with sclerosed veins, shock patients with collapsed veins and long-term hospitalized or cancer chemotherapy patients with severely damaged and traumatized veins. However, Vena-VueR VAD is also useful in helping to select the most patent and least traumatized veins for the purpose of any venipuncture. This product was discontinued as of May 1, 2001.

10. Hemo-CoolTM and Hemo-CoolTM Jr. Thermoelectric Blood Cooling/Storage Systems ("TBCSS") are self-contained, portable blood storage and shipping devices for use in shipping whole blood from the blood bank to surgery, in the hospital setting, or to other destinations outside the hospital. The devices operate similar to a portable refrigerator with a DC power supply, and are designed to maintain a constant temperature suitable for human blood. The cooling devices are portable and can be used for storage and shipping of various other biologicals that have to be maintained at a constant refrigerated temperature.

11. Temp-D-TekTM - Infrared temperature monitor ("ITM") is a hand held infrared temperature detecting device offering non-contact surface temperature monitoring in milliseconds to a tenth of a degree accuracy. The Temp-D-Tek ITM provides quality central temperature monitoring of lab equipment up to 26 times faster than a traditional electronic thermometer and 46 times faster than a ASTM mercury thermometer. The Temp-D-Tek ITM is ideal for use in laboratories or any setting where non-invasive or non-contact temperature monitoring is desirable.

12. Specialty products include devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the tradename FoodGardeTM Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company anticipates continued manufacturing of these and additional specialty products in the future.

The Company is also developing these other products.

1. The Company is developing certain compounds intended for use as bacteria growth retardant agents for use in food and other products. Although these antibacterial compounds are subject to Food and Drug Administration Regulation, they are historically designated as generally recognized as safe. Since the development of these compounds is in its initial stages, and there are several unknown factors regarding efficacy, supply and regulatory requirements, the completion of this project cannot be predicted with any certainty at this time.

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

5. The Company is investigating alternative thermometric and thermographic technologies for use in applications where the Company's current products are not suitable. Since the investigation of these alternative technologies is not complete, there can be no assurance the Company will be able to develop any commercial products as a result of this activity.

MANUFACTURING. The Company manufactures all of its products except for the HemoTempR II Activator, Hemo-CoolTM TBCSS, Hemo-Cool Jr. TBCSS and Temp-D-TekTM ITM. These products are manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has twenty-six years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

MARKETING AND DISTRIBUTION. The Company has traditionally targeted the medical and laboratory markets. While novel products, such as the Company's products, enjoy the advantage of no initial competition, they also initially lack a demonstrated market and acceptance. Furthermore, cost savings programs and awareness have slowed down the introduction of new products, particularly in the medical market. As a result, the time required to achieve acceptance of the Company's medical products is significantly increased, in Management's opinion.

Because of these conditions, the Company has been forced to rely heavily on its own marketing and distribution efforts, rather than the use of the traditional product distributors, for a large portion of its sales. Nevertheless, the Company's primary distributor in the United States medical market, Fisher Scientific Company ("Fisher"), and the Company's other product distributors have increased their sales of the Company's products throughout the United States over the past few years. During Fiscal 2002, Fisher accounted for 42.16% of the Company's sales. Although it is difficult to predict the ultimate success of Fisher and other distributors in selling the Company's products, management believes this trend will continue.

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

At the present time, two employees are engaged on a part-time basis in marketing the Company's products. The Company uses the services of an in-house sales representative for telemarketing. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company directly markets and sells to industrial customers.

The Company is unaware of its current market share for its medical and laboratory products.

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

PATENTS AND TRADEMARKS. The Company was previously granted or assigned five United States and four foreign patents relating to liquid crystal technology. All of these patents have expired. Although these patents are no longer in effect, management does not believe this will have an adverse material impact on the Company's operations, revenues or properties. The Company is also investigating the patentability of certain inventions related to bacteria growth retardant agents under development and other products. See "Thermographic and Termometric Devices and Other Products" above.

The Company has received registered trademark protection on all product names to date excepting Temp-D-TekTM, Tempa.SlideTM, FoodGardeTM, LaproVueTM and Hemo-CoolTM. The Company has retained, however, all the common law rights to the Temp-D-TekTM, Temp.SlideTM, FoodGardeTM, LaproVueTM and Hemo-CoolTM trademarks. Additional trademark registrations will be applied for as needed.

Although patent and trademark protection is important, the Company believes no material adverse effects to the Company's operations will result in the event additional patents and/or trademarks are not obtained, or, if obtained, such patents and/or trademarks are held to be invalid. Certain processes and chemical formulas will be maintained only as trade secrets. Management feels that it will be difficult for potential competition to analyze or reproduce the secret processes and formulas without substantial expenditure of capital and resources.

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

As of April 30, 2002, the Company had $527,788 of current assets available. Of this amount, $59,629 was inventory, $121,254 was net trade receivables, and $312,890 represented cash and short-term cash investments.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2003 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, the receivables of the Company are impaired for any reason or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MAJOR CUSTOMERS. Fisher, the Company's primary independent product distributor, was directly responsible for 42.16% of the Company's net sales during the fiscal year ending April 30, 2002. No other customer or distributor accounted for 10% or more of the Company's net sales during the past fiscal year. At April 30, 2002, Fisher owed the Company $70,037. Management believes the loss of this distributor would materially reduce the revenues of the Company until the Company could retain the services of another major product distributor or the end users serviced by Fisher begin ordering directly from the Company.

BACKLOGS.  The Company had $1,495 in backorders as of April 30, 2002.

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

In the area of laboratory temperature monitoring, there are no other competitors who market an infinitely thin liquid crystal temperature indicator. In the area of a frozen food or drink safety indicator, there is no competition known to the Company that utilizes liquid crystal technology.
 The Company believes that the frozen food industry presently uses primarily physical and organoleptic evaluation (e.g., evaluation of softness, texture, aroma, taste and the like), as well as mercury thermometers and temperature sensitive inks to monitor freshness. Labels containing wax encapsulated dyes with specific low melting points and capillary action products produced by 3M under the tradename MonitorMarkR and DeltaTrak, Inc. under the tradename WarmMarkTM, and polymer/monomer indicators from Lifeline are also available.

The Company's HEMOTEMPR II BMD (blood bag temperature monitor) competes in the medical market against Safe-T-VueTM (Williams Laboratory), MonitorMarkTM
(3M) and WarmMarkTM (DeltaTrak). Management of the Company believes that the MonoTech and 3M products are technically inferior to HEMOTEMPR II BMD in that they provide only an irreversible monitor with nothing to warn the user that blood is approaching an unsafe temperature. In addition, the MonoTech product must be refrigerated prior to use, and, because of their design, both products can readily be dislodged from the blood bag. There are no known commercial competitors of the Company's HemoTempR II Activator or Hemo-CoolTM Blood Cooling/Storage Systems. Other manufacturers and distributors of portable coolers are not marketing their products for use in storing and transporting blood. Most portable coolers utilize ice for cooling, where the Company's Hemo-CoolTM Blood Cooling/Storage Systems use an electric cooling system. Management of the Company believes its product provides a superior and more reliable method of keeping blood and other biologicals at desired cold temperatures.

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

RESEARCH AND DEVELOPMENT. During Fiscal 2002, 2001 and 2000, the Company spent $129,067, $109,864 and $100,624, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

The Company is conducting research and development of products, which are discussed under "Thermographic and Thermometric Devices and Accessories." In this regard, the Company may require financing to complete the development of these products. The success of the Company in obtaining financing for research and development may largely determine whether the Company will continue the research and development for such products or expand its research and development to other products. Management believes the Company has sufficient working capital for anticipated research and development for the ensuing year.

GOVERNMENT REGULATIONS. The Company does not currently plan to market diagnostic or therapeutic products which are subject to stringent United States Food and Drug Administration (FDA) review and pre-market approval in the near future, although some of the products under review, such as the bacteria growth retarding compound, may require pre-clearance by the FDA or other government agencies. Present medical products of the Company are classified by the FDA as Class I or Class II. These are subject only to general regulations requiring that manufacturers adhere to certain guidelines to provide reasonable assurance of utility, safety, and effectiveness. These guidelines include labeling requirements, registration with the FDA as a manufacturer, listing of devices in commercial distribution with the FDA, notification to FDA of devices proposed to be marketed, conformance to specified current good manufacturing practices in the manufacture of the devices, conformance to certain record-keeping requirements, and, in the case of Class II devices, conformance to certain performance standards. At the present time, the Company believes that it is in compliance with regulations set forth by the FDA.

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company had export sales of $10,944 during the last fiscal year, and export sales of $12,812 and $11,046 during the fiscal years ending in 2001 and 2000, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

ENVIRONMENTAL PROTECTION EXPENDITURES. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2003.

EMPLOYEES. The Company presently has four full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), two Vice Presidents, and a secretary/receptionist. The Company also has two part-time employees in the Research and Development Department.

Item 2. Properties
        ----------

The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party. The lease for these facilities expires on January 31, 2006. See footnote 9 of the "Financial Statements."

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

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

None

                                PART II
                                -------
Item 5. Market for Registrant's Common Stock and Related Shareholder
        ------------------------------------------------------------
        Matters.
        -------

MARKET INFORMATION. Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock. During Fiscal 2000, trades of the common stock of the Company were also reported on the OTC Bulletin Board ("OTCBB"). The Company's common stock was deleted from the OTCBB on April 4, 2000 because the Company did not have current audited financial information on file with the Securities and Exchange Commission. Although quotations for each quarter are not available, the OTCBB reported a 52 week range of $0.00 to $0.38 during fiscal 2000. These quotations do not necessarily reflect actual transactions nor represent the actual value or trading price of the Company's common stock. Trading and pricing information for Fiscal 2001 and 2002 is not available to the Company.

HOLDERS. As of April 30, 2002, there were approximately 848 shareholders of record of the Company's common stock.

DIVIDENDS. The Company has never declared any dividends and does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

Item 6. Selected Financial Data
        -----------------------
                            Fiscal Years Ending
                            -------------------
                       2002       2001       2000       1999       1998__
                     --------- ---------  ---------  ---------  ---------
Operating Revenues   $ 602,305 $ 589,417  $ 558,729  $ 548,800  $ 529,460
Other Revenues          10,914    19,855     15,964      3,812      3,460
Net Income/(Loss)      (11,373)   44,671     25,457     19,488     99,351
  after Taxes

Net Income/(Loss)       (.0008)    .0032      .0018      .0014      .0072
per Share After Taxes

Total Assets           576,560   574,539    527,227    507,396    521,062
Long Term Debt            -        -           -           -         -

Stockholder Equity/
 (Deficit)             552,714   557,362    512,691    487,234    467,786


Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

NET SALES. Net sales for the fiscal year ending April 30, 2002 were $12,888, or 2.19%, higher than the previous fiscal year, and $43,576, or 7.8%, higher than the fiscal year ending in 2000. The increase in sales during Fiscal 2002 was primarily due to increased sales of the Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $11,051, or 2.15%, in sales of its HemoTempR II product in Fiscal 2002 as compared to Fiscal 2001, and an increase of $44,475 as compared to Fiscal 2000.

OTHER REVENUES. During Fiscal 2002, the Company realized $8,890 of interest income derived from the investment of available cash in short term certificates of deposit. Interest income for Fiscal 2002 was $7,291 less than fiscal 2001 due to a decrease in interest rates on available investments. The Company also realized $2,024 in miscellaneous income from subleasing a portion of the Company's storage space.

COSTS AND EXPESNES. Operating costs and expenses for the fiscal year ending April 30, 2002 increased by $59,991 compared to the fiscal year ending in 2001, and increased by $75,356 compared to the fiscal year ending in 2000. The overall increase in operating costs and expenses for Fiscal 2002 was generally related to increased research and development expenses, marketing expenses and increased salaries and related employee expenses. Generally, with the exception of the above expenses, the overhead of the Company has remained constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to than those of the last fiscal year.

COST OF SALES. As a percentage of net sales, the cost of sales was 31.73% for the fiscal year ending April 30, 2002, 32.42% for the fiscal year ending in 2001 and 35.68% for the fiscal year ending in 2000. The Company expects that the cost of sales as a percentage of net sales will remain substantially the same over the next fiscal year in the absence of a material decrease in sales or increase in raw material cost.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased during the fiscal year ending in 2002 by $19,203 or 17.48%, as compared to the fiscal year ending in 2001, and increased by $28,443, or 28.27%, as compared to the fiscal year ending in 2000. This increase is due to the Company's investigation and development of certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. These expenses include travel, outside testing, laboratory supplies, increased salaries and legal and technical consulting expenses. Recently the Company has been investigating other products and entirely new technologies. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business - Thermographic and Thermometric Devices and Accessories."

MARKETING EXPENSES. The Company's marketing expenses were $77,850 in 2002 and $59,603 in 2001, as compared to $58,034 for the fiscal year ending in 2000. The increase for fiscal 2002 was primarily due to expenses incurred to replenish the marketing materials and an overall increase in employee costs. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth. Included in marketing expenses for Fiscal 2002 are commissions related to an in-house salesperson.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative costs increased by $22,532 as compared to the 2001 fiscal year, and increased by $35,373 as compared to the fiscal year ending in 2000. The increase was primarily the result of increases in salaries, related employment expenses, automobile depreciation and rent. The Company is currently amortizing the cost of an automobile used primarily for marketing and research purposes. The Company's annual amortized rental expense has increased by approximately $4,000 since the Company extended the lease for its Elk Grove Village, Illinois facilities in January 2001. See "Financial Statements." Except for unforeseen extraordinary items and salary and related employee expenses, it is unlikely general and administrative expenses will materially change during Fiscal 2002.

NET INCOME/LOSS. The Company experienced a net loss of $11,373 as compared to income of $33,916 for Fiscal 2001 and income of $19,805 for Fiscal 2000. Although the Company experienced increased revenues during Fiscal 2002, the Company's expenses increased at a faster rate than revenues and interest income was almost 50% less in Fiscal 2002. See "Net Sales and Costs and Expenses" above.

As of April 30, 2002, the Company had net operating loss carryovers aggregating $166,784. See "Financial Statements," for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 9 to the Financial Statements for the year ending April 30, 2002. See "Financial Statements."

ASSETS. Since April 30, 2001, the Company's assets have increased by $2,021. This is primarily due to increased accounts receivable offset by a decrease in cash resulting from the Company's loss position and use of cash for increased expenses. Other minor changes in specific items do not reflect transactions outside the ordinary course of business.

Effective November 12, 2001, but approved by the Board of Directors on March 21, 2002, the Company entered into a stock option agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 2,731,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. As of April 30, 2002, no portion of this option had been exercised. Mr. Suzuki exercised a prior option to the extent of 269,000 shares on May 9, 2001 for option price of $.025 per share.

The Company was owed $19,432 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2002 and $19,083 at April 30, 2001. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company.
Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

LIABILITIES. The Company's overall liabilities have increased by $6,669 since April 30, 2001. This increase represents ordinary fluctuations in operations and does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

CURRENT ASSETS/LIABILITIES RATIO. The ratio of current assets to current liabilities, 21.32 to 1, has decreased from 29.89 to 1 at April 30, 2001. The decrease in ratio of current assets to current liabilities does not represent a material change in the financial condition or operations of the Company, although it is reflective of the net loss incurred by the Company in Fiscal 2002 and increased expenditures discussed above. In order to maintain the Company's asset/liability ratio, the Company's operations must return to profitability.

LIQUIDITY AND CAPITAL RESOURCES. During the fiscal year ending April 30, 2002, the Company had a decrease in net working capital of $11,730. The decrease in net working capital is primarily due to the Company's operating losses sustained in fiscal 2002 and the use of cash assets for patent expenses and increased inventories.

Cash used in operating activities was $27,185 during Fiscal 2002. Cash provided by operating activities was $33,560 during Fiscal 2001 and $15,937 during Fiscal 2000. Although the Company experiences varying collection periods of its accounts receivable, the Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity.

The Company's cash flows from operations are considered adequate to fund the short term capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is therefore a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs.

Due to the financial condition of the Company during the fiscal year ending prior to April 30, 2002, the Company chose not to have its financial statements audited. The cost of such an audit would have been approximately $25,000.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

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

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

The executive officers and directors of the Company are:

                           Positions                  Served in
Name                  Age  with Company               Office Since
--------------       ----  ---------------------      ------------------
Fred K. Suzuki        72   President, Treasurer,      February, 1976 <F1>
                           Director of Research
                           and Development,
                           Director of Marketing
                           and Sales, and Chairman
                           Of the Board of Directors

Mary K. Friske        42   Vice President -           September, 1993
                           Administration,
                           Manager of Sales

Laurence Mead         40   Vice President -           April, 1994
                           Manufacturing,
                           Manager of Financial
                           and Product Development

Lauane C. Addis       46   Corporate Counsel,         February, 1984
                           Secretary and              December, 1985
                           Director                   February, 1987

James F. Schembri     67   Director                   November, 1990
------------------------------

<F1> Mr. Suzuki did not serve as President from August 1982 through February
1983. Prior to October, 1984, Mr. Suzuki served as Treasurer of the Company, and was once again appointed Treasurer on June 30, 1991.

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

Business Experience.
-------------------
Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

FRED K. SUZUKI, Jr., Chairman of the Board, President, Treasurer, Director of Research and Development and Director of Marketing and Sales. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 to the present. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki International, Inc. ("FKSI"), and President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). Mr. Suzuki also served as President and Chairman of the Board of Directors of Stevia Company, Inc. ("Stevia") until is dissolution on April 16, 1999.
FKSI is a holding company of Medlab and the Company, and was a holder of a majority of the common stock of Stevia until its dissolution. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia was a development company in the business of developing, manufacturing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products. Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company. Mr. Suzuki has developed several patents in the area of Diterpene glycosides chemistry derived from the Stevia rebaudiana plant. Mr. Suzuki also holds patents in the area of liquid crystal chemistry. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

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

LAUANE C. ADDIS, Secretary, Corporate Counsel, and Director. Mr. Addis is currently a member of the law firm Stahl Cowen Crowley LLC, Chicago, Illinois. Mr. Addis served the Company from February, 1984 to December, 1985 as its Vice President - Finance and Chief Financial Officer on a part-time basis and was employed in the equivalent capacity on a part-time basis by Stevia. From December, 1985 thru June, 1991, Mr. Addis also served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company and as President of Stevia. In July, 1991, Mr. Addis resigned from these positions to return to the full-time private practice of law. Mr. Addis is also an officer and director of FKSI, an affiliate of the Company, and served as the Secretary and a director of Stevia until its dissolution on April 16, 1999. Mr. Addis graduated from Andrews University with a B.A. in History and Business Administration in June, 1978. He received his Doctor of Jurisprudence from Baylor University in 1981 and his Master of Laws in Taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado, Illinois and Texas Bar Associations.

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

Item 11. Executive Compensation.
         ----------------------

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2002, 2001 and 2000 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

                        Summary Compensation Table
                        ---------------------------
  Annual Compensation        Long Term Compensation/Awards
-----------------------     --------------------------------
Name and                            Other
Principal                           Annual                     All Other
Position       Year Salary  Bonus   Compensation(1) Options(2) Compensation
-------------  ---- ------- ------- --------------  ---------- ----------
Fred K. Suzuki 2002 $80,000 $5,000        -               -         -
President,     2001 $76,608   -           -               -         -
Chairman of    2000 $72,540   -           -               -         -
the Board and
Chief Executive
Officer
------------------------------
(1) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus.

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

Stock Options
-------------
On November 12, 1998, the Company entered into a Stock Option Agreement ("Stock Option I"), described below, with Fred Suzuki, President of the Company. Stock Option I terminated by its terms on November 12, 2001. Effective November 12, 2001, but approved by the Board of Directors on March 21, 2002, another Stock Option ("Stock Option II"), described below, was granted to Fred K. Suzuki. No other stock options were granted to the Chief Executive Officer or the Company's four other most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus for fiscal year 2002 exceeded $100,000, and such officers did not exercise any options during fiscal year 2002. The following table sets forth the aggregate value as of April 30, 2002 of unexercised options held by such individuals.

                 Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values
                ------------------------------------------------
                                       Number of         Value of
                                       Unexercised       Unexercised
                                       Options at        in-the-Money
               Shares                  Fiscal Year       Options at
               Acquired                End (#)           Fiscal Year-End
               On          Value       Exercisable/      Exercisable/
Name           Exercise(#) Realized($) Unexercisable     Unexercisable
-------------- ----------  ----------- -------------     ----------------
Fred K.
Suzuki
President
and
Chairman of
the Board

Stock
Option I<F1>     269,000        -            0                 $0/0

Stock
Option II<F2>       -          <F2>      2,731,000/0           $0/0

-----------------------------

<F1> On November 12, 1998, the Company entered into a Stock Option Agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 3,000,000 shares of Company's common stock at an option price of $0.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes this option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. Mr. Suzuki exercised this option to the extent of 269,000 shares on May 9, 2001. This option terminated November 12, 2001 to the extent it was not exercised.

<F2> Effective November 12, 2001, but approved by the Board of Directors on
March 21, 2002, the Company entered into a Stock Option Agreement with Fred
K. Suzuki, President, granting Mr. Suzuki an option to purchase 2,731,000 shares of the Company's common stock at an option price of $0.025 per share.
 The option is subject to several contingencies, including, but not limited to Shareholder approval. Management believes this option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of a corporate capital reorganization. As of April 30, 2002, no portion of this option had been exercised. This option will terminate on November 12, 2004.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

The following table sets forth information as of April 30, 2002, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

                                         Amount and Nature
                    Name and Address     of Beneficial        Percent of
Title of Class      of Beneficial Owner  Ownership            Class
--------------      -------------------  -----------------    ----------
Common Stock        Fred K. Suzuki       4,766,146 shares     33.86%
                    710 S. Kennicott     of record and
                    Arlington Heights,   beneficial <F1>
                    Illinois 60005

Common Stock        F.K. Suzuki Inter-   4,497,146 shares     31.95%
                    national, Inc.       record and bene-
                    1940 E. Devon Ave.   ficial
                    Elk Grove Village,
                    IL 60007

Common Stock        Lauane C. Addis      4,506,146 shares     32.01%
                    1819 Orleans Circle  record and bene-
                    Elk Grove Village,   ficial <F2>
                    IL 60007

Common Stock        James F. Schembri    1,799,500 shares     12.78%
                    19115 W. Eight Mile  of record and
                    Rd., Detroit, MI     beneficial <F3>
                    48219

Common Stock        Mary K. Friske <F4>  1,000 shares of        .01%
                    940 Bradley Court    record and
                    Palatine, IL 60074   beneficial

Common Stock        Laurence C. Mead<F5> 1,250 shares of        .01%
                    1151 Warwick Cir.    record and
                    North, Hoffman       beneficial
                    Estates, IL 60194

Common Stock        All directors and    6,576,896            46.73%
                    officers as a
                    group (5 members)
----------------------

<F1>  Fred K. Suzuki is President of F.K. Suzuki International, Inc.
("FKSI") and owns 35.6% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 269,000 shares of the company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control 4,497,146 shares which are owned by FKSI. The above table does not include an option granted to Mr. Suzuki to acquire 2,731,000 shares of the Company's common stock at $0.025 per share. See "Executive Compensation" and "Certain Relationships and Related Party Transactions."

<F2>  Mr. Addis personally owns 9,000 shares of the outstanding Common
Stock of the Company. In addition, Mr. Addis owns 32.7% of the outstanding Common Stock of FKSI, which owns 31.95% of the Common Stock of the Company. Mr. Addis is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares owned by FKSI.

<F3>  Included in the shares owned beneficially by Mr. Schembri are 35,000 shares held in Auto Controls Profit Sharing Plan for the benefit of Mr. Schembri and 508,000 shares owned in joint tenancy with Mr.
Schembri's son.

<F4>  In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 200 shares, or approximately .2%, of the outstanding common stock of FKSI, which owns 32.57% of the common stock of the Company.

<F5>  In addition to the common stock of the Company owned by Laurence C.
Mead, he also owns 4,000 shares, or approximately 4%, of the outstanding common stock of FKSI, which owns 32.57% of the common stock of the Company.

Changes in Control
------------------
The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company nor has a change in the control of the Company occurred during the last fiscal year.

Item 13.  Certain Relationships and Related Party Transactions.
          ----------------------------------------------------

During the fiscal year ending April 30, 2002, the Company shared common office expenses, including legal fees, with F.K. Suzuki International, Inc. ("FKSI"). It is believed by management that by sharing these common expenses with FKSI, they will be reduced and kept at minimum levels. As of April 30, 2002, FKSI owed $19,432 to the Company in connection with the shared common expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On November 12, 1998, the Company granted an option to its President Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option was subject to several contingencies including, but not limited to, shareholder approval. Mr. Suzuki exercised this option to the extent of 269,000 shares on May 9, 2001. The option granted November 12, 1998 terminated by its terms on November 12, 2001. Effective November 12, 2001, the Company granted an additional option to Mr. Suzuki to purchase all or a portion of 2,731,000 shares of the Company' common stock at a purchase price of $0.025 per share. This option is also subject to several contingencies including, but not limited to, shareholder approval. As of April 30, 2002, no portion of this second option was exercised. See "Executive Compensation."

Lauane C. Addis, Secretary and Director, a member of the law firm of Stahl Cowen Crowley LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley LLC, in the future. During Fiscal 2002, the Company paid $7,166 in legal fees to the law firm, some of which inured to the benefit of Mr. Addis in the form of distributions. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

                                PART IV
                             --------------

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K
          ----------------------------------------------------------------

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial statements.
        --------------------
        Balance sheet for the fiscal years ending April 30, 2001 and 2002.

        Statements of operations for the fiscal years ending April 30, 2000, 2001 and 2002.

        Statements of Shareholders' Equity (Deficit) for the fiscal years April 30, 2000, 2001 and 2002.

        Statements of Cash Flows of the Company for fiscal years ending April 30, 2000, 2001 and 2002.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:
        -------------------------------------
        No financial schedules for the fiscal years ending April 30, 2002, 2001, and 2000 are submitted.

       Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10-K except for those otherwise shown on the financial statements or notes thereto contained in this report.

(b) Reports on Form 8K.
    ------------------
No current reports on Form 8K were filed during the last quarter covered by this report.

(c) The Following Exhibits are Filed as a Part of this Report:
    ----------------------------------------------------------
     3a.  Articles of Incorporation and By-Laws <F1>

     4. Instruments Defining the Rights of Security Holders, Including Indentures - none.

     9.   Voting Trust Agreements - none.

     10.  Material Contracts

          (a) Stock Option Agreement, dated November 12, 1998, between the Company and Fred K. Suzuki <F2>

           (b) Stock Option Agreement, dated November 12, 2001, between the Company and Fred K. Suzuki. P.E-1

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

     27.  Financial Data Schedule - none.

     28.  Additional Exhibits - none.

     29.  Information From Reports Furnished to State Insurance Regulatory




Agencies.  N/A
---------------------------

<F1>  Incorporated by reference to a Registration Statement filed on Form
S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-83015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.

<F2> Incorporated by reference to the Company's Quarterly Report on Form 10Q for quarter ending January 31, 1999 filed with the Securities and Exchange Commission.

                               SIGNATURES
                               ----------

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

REGISTRANT:  BIOSYNERGY, INC.


/s/ Fred K. Suzuki                       July 26, 2002
------------------------------------    --------------------
Fred K. Suzuki, Chairman of the         Date
Board of Directors and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities on the dates indicated.


/s/ Fred K. Suzuki                      July 26, 2002
---------------------------------     ---------------------
Fred K. Suzuki, Chairman of the       Date
Board of Directors, President,
Treasurer and Chief Accounting
Officer


/s/ Lauane C. Addis                     July 26, 2002
--------------------------------       ---------------------
Lauane C. Addis, Corporate             Date
Counsel, Secretary and Director

                            BIOSYNERGY, INC.





                          FINANCIAL STATEMENTS





              FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying balance sheet of BIOSYNERGY, INC. at April 30, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for the fiscal years ending April 30, 2002, 2001 and 2000 were not audited due to the Company's financial condition; however, the financial statements for the fiscal years ending April 30, 2002, 2001 and 2000 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.

     The financial statements for the fiscal year ending April 30, 1991 were examined by the Company's accountants, KPMG Peat Marwick, and they expressed a qualified opinion on them in their report dated June 7, 1991. These opinions were qualified as to the Company's ability to continue as a going concern. The Company has not had any auditing procedures performed since June 7, 1991.






BIOSYNERGY, INC.

July 2, 2002

                           BIOSYNERGY, INC.

                            BALANCE SHEET

                                                     April 30,
                                              ------------------------
                                                 2002           2001
                                              Unaudited      Unaudited
                                              ----------     ---------
                                 ASSETS
                                 ------
CURRENT ASSETS
  Cash                                          37,874          64,828
  Short-term Investment (Note 4)               275,016         271,925
  Accounts Receivable, Trade, Net of
    Allowance for Doubtful Accounts of
    $500 in 2002 and 2001                      121,254         105,421
  Inventories (Note 5)                          59,629          52,637
  Prepaid Expenses                              13,768          11,194
  Interest Receivable                              815           7,412
                                              ---------        -------
    Total Current Assets                       508,356         513,417
                                              ---------        -------
  Due From Affiliates (Note 3)                  19,432          19,083
  Equipment and Leasehold Improvements:
    Equipment                                  132,556         129,349
    Leasehold Improvements                      15,140          15,140
                                               -------         -------
                                               147,696         144,489
    Less:  Accumulated Depreciation and
           Amortization                        116,928         114,010
                                               -------         -------
                                                30,768          30,479
OTHER ASSETS                                   -------         -------
 Pending Patents, Net of Accumulated
   Amortization                                 11,989           5,545
 Deposits                                        6,015           6,015
                                                ------         -------
                                                18,004          11,560
                                             ==========      ==========
                                               576,560         574,539

The accompanying notes are an integral part of the financial statements.

                                                      April 30,
                                               -------------------------
                                                 2002            2001
                                               Unaudited      Unaudited
                                               ---------      ----------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                9,659           7,700
  Accrued Compensation                            7,501           5,887
  Accrued Payroll Taxes                             651             498
  Deferred Rent                                   2,750             660
  Other Accrued Expenses                          3,285           2,432
                                                 -------         ------
    Total Current Liabilities                    23,846          17,177

COMMITMENTS AND CONTINGENCIES (Note 8)             -                -

SHAREHOLDERS' EQUITY (DEFICIT) (Notes 3 and 6)
  Common Stock, No Par Value, 20,000,000
   Authorized, Issued: 14,075,511 Shares
     at April 30, 2002 and 13,806,511 Shares
     at April 30, 2001                           639,388        632,663
  Additional Paid in Capital                         100            100
   Accumulated Deficit                           (86,774)       (75,401)
                                                ---------      ---------
                                                 552,714        557,362
                                                 576,560        574,539
                                                =========      =========


The accompanying notes are an integral part of the financial statements.

                            BIOSYNERGY, INC.
                        STATEMENT OF OPERATIONS

                                              YEAR ENDED APRIL 30,
                                       -----------------------------------
                                          2002         2001         2000
                                       Unaudited    Unaudited    Unaudited
                                       ----------  ------------ ----------
REVENUES
  Net Sales                             602,305      589,417      558,729
  Interest Income                         8,890       16,182       13,492
  Other Income                            2,024        3,673        2,472
                                       --------      --------     -------
                                        613,219      609,272      574,693
COST AND EXPENSES                      --------      --------     -------
  Cost of Sales and Other
   Operating Charges                    191,099      191,090      199,375
  Research and Development              129,067      109,864      100,624
  Marketing                              77,850       59,603       58,034
  General and Administrative            226,576      204,044      191,203
                                        -------      -------      -------
                                        624,592      564,601      549,236
INCOME (LOSS) BEFORE INCOME             -------      -------      -------
 TAXES AND EXTRAORDINARY ITEMS          (11,373)      44,671       25,457
 INCOME TAXES                              -          10,755        5,652
INCOME (LOSS) BEFORE                    -------      -------      -------
 EXTRAORDINARY ITEMS                    (11,373)      33,916       19,805
                                        -------      -------      -------
EXTRAORDINARY ITEMS
Reduction of Income Taxes arising from
 Utilization of prior years'- Net
 Operating Losses (Note 9)                 -          10,755        5,652
                                         ------      --------     --------
                                           -          10,755        5,652
                                         ------      --------     --------
NET INCOME (LOSS)                       (11,373)      44,671       25,457
                                         ======      ========     ========
INCOME (LOSS) PER COMMON SHARE (Note 7)
   Before Extraordinary Items            (.0008)       .0025        .0014
                                       ----------  ------------  ---------
   Extraordinary Items                      -          .0007        .0004
                                       ----------  ------------  ---------
NET INCOME (LOSS)                        (.0008)       .0032        .0018
                                       ===========  ===========  =========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     14,075,511   13,806,511  13,806,511
                                       ===========  ==========  ==========

                                  F-4

                               BIOSYNERGY, INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED APRIL 30, 2002, 2001 AND 2000


                        Common Stock       Additional
                    ---------------------   Paid-In
                    Shares        Amount    Capital    Deficit    Total
                    ----------   --------  ---------  ----------  ------

BALANCE,
 April 30, 2000     13,806,511   632,663        100   ( 120,072)  12,691
  (Unaudited)       ==========   ========  =========  ==========  ======

Net Income (Loss)         -           -          -       44,671   44,671
                    ----------   --------  ---------  ----------  ------
BALANCE,
 April 30, 2001     13,806,511   632,663        100     (75,401)  57,362
 (Unaudited)        ==========   ========  =========  ==========  ======

Issuance of Stock(1)   269,000     6,725         -         -       6,725
Net Income (Loss)         -           -          -      (11,373) (11,373)

BALANCE,
 April 30, 2002     14,075,511   639,388        100     (86,774)  52,714
  (Unaudited)       ==========   =======   =========  ==========  ======

  (1)    See Note 6


The accompanying notes are an integral part of the financial statements.

                               BIOSYNERGY, INC.
                           STATEMENTS OF CASH FLOW

                                                  YEAR ENDED APRIL 30,
                                              -----------------------------
                                                 2002     2001     2000
                                             Unaudited Unaudited Unaudited
                                             --------- --------- ----------
OPERATING ACTIVITIES:
  Net Income (Loss)                           (11,373)   44,671    25,457
  Adjustments to Reconcile Net Cash Provided
    By (Used In) Operating Activities:
    Depreciation and Amortization               2,918     8,002     6,990
  Changes in Assets and Liabilities:
    Accounts Receivable, Net                  (15,833)  (27,304)   (4,468)
  Inventories and Prepaid Expenses             (9,566)    5,570    (9,416)
   Accounts Payable and Accrued Expenses        6,669     2,641    (5,626)
  Deposits                                        -         (20)      -
  Net Cash Provided By (Used In) Operating    --------   -------  -------
    Activities                                (27,185)   33,560    15,937

INVESTING ACTIVITIES:
  Advances to Affiliated Companies               (349)     (218)     (291)
    (Note 3)
  Retirement/Purchase of Equipment             (3,207)     (304)  (26,548)
  Patents Pending                              (6,444)   (5,545)      -
  Short-term Investment Interest
   Receivable (Note 4)                          6,597    (3,913)   (3,499)
  Short-term Investment (Note 4)               (3,091)  (12,269) (259,656)
  Interest Receivable from Officer                -        -           66
  Net Cash Provided By (Used In) Investing     -------  -------- ---------
    Activities                                 (6,494)  (22,249) (281,928)

FINANCING ACTIVITIES:
  Exercise of Stock Option by Officer (Note 6)  6,725       -        -
   Net Cash Provided By (Used In) Financing   --------  -------   -------
     Activities                                 6,725       -        -
  Increase (Decrease) in Cash and Cash
   Equivalents                                (26,954)   11,311  (265,991)
  Cash and Cash Equivalents at Beginning      --------  --------  -------
   of Year                                     64,828    53,517   319,508
  Cash and Cash Equivalents at End of Year     37,874    64,828    53,517
                                              --------  --------  -------

SUPPLEMENTAL DISCLOSURE:
  Cash Paid for Interest                         -          -        -
                                              ========  ========  =======

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

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2002:

                             BIOSYNERGY, INC.

                      NOTES TO FINANCIAL STATEMENTS


                                   S T O C K   O F   A F F I L I A T E S
                                   -------------------------------------
                                                 F.K. Suzuki
                                     Biosynergy  International  Medlab
Stock Owner                              Inc.         Inc.        Inc.
--------------------------------    ------------ -------------  -------
F.K. Suzuki
 International, Inc.                   31.9%           -        100.0%
Fred K. Suzuki, Officer                 2.1%         35.6%         -
Lauane C. Addis,
 Officer                                 .1%         32.7%         -
James F. Schembri,                     12.8%           -           -
  Director
Mary K. Friske, Officer                  .1%           .2%         -
Laurence C. Mead, Officer                .1%          4.0%         -

The following balances were due from F.K. Suzuki International, Inc. ("FKSI") at April 30, 2002 and 2001:

                         April 30, 2002 - $19,432
                         April 30, 2001 - $19,083

These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. At April 30, 2002, the financial condition of FKSI was such that it unlikely will be able to repay the Company during the next year without liquidating a portion of its assets.

See also Note 6.

4.   Short-Term Investments:

In November, 2001, the Company invested $275,016 in a 90-day Certificate of Deposit, pending its use. This Certificate of Deposit provided for interest at 1.85%. The Certificate of Deposit was renewed in February, 2002 at an interest rate of 175%. In May, 2002 the Company invested $250,00 in a 270-day Certificate of Deposit at an interest rate of 2.2%.

                            BIOSYNERGY, INC.
                     NOTES TO FINANCIAL STATEMENTS

5.  Inventories:

Components of inventories are as follows:
                                    April 30, 2002    April 30, 2001
                                    --------------    --------------
        Raw Materials                  $35,953           $31,543
        Work-in process                  5,429            12,622
        Finished Goods                  18,247             8,472
                                    ==============    ==============
                                       $59,629           $52,637
                                    ==============    ==============

6  Common Stock:

The Company's stock is traded in the Over-The-Counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

On November 12, 1998, the Company granted an option to its President, Fred
K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval. Mr. Suzuki exercised this option to the extent of 269,000 Shares on May 9, 2001. This option expired on November 12, 2001.

Effective November 12, 2001, the Company granted an additional option to Mr. Suzuki to purchase all or a portion of 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. As of April 30, 2002, no portion of this additional option had been exercised.

7.       Income or (Loss) Per Share:

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

                            BIOSYNERGY, INC.
                    NOTES TO FINANCIAL SSTATEMENTS

                                              Year Ended April 30,
                                          2002        2001       2000
                                       ----------  ---------- ----------
 Net Income (Loss)                        (11,373)     44,671     25,457
 Weighted Average Shares Outstanding
  Shares of Common Stock Outstanding 14,075,511 13,806,511 3,806,511 Common Share Equivalents-
    Options to Officer                  2,731,000   3,000,000  3,000,000
                                       ----------  ---------- ----------
 Total Weighted Shares                 16,806,511  16,806,511 16,806,511
                                       ==========  ========== ==========
 Net Income (Loss) per Common Share
  and Common Share Equivalent             (.0007)       .0027      .0015

 8.  Lease Commitments:

 In 2001 the Company entered a five year extension of the lease agreement for its current facilities which expires January 31, 2006. The base rent under the extended lease escalates over the life of the lease. Total rent payments for each fiscal year are as follows:

            Year ending April 30           Total Base Rent
            ---------------------         -----------------
                   2001                        17,875
                   2002                        72,000
                   2003                        73,500
                   2004                        74,100
                   2005                        75,900
                   2006                        56,925

 Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $74,140, $69,833 and $68,397, for the fiscal years ending on April 30, 2002, 2001 and 2000, respectively. The lease can be extended for an additional five year term.

                              BIOSYNERGY, INC.
                       NOTES TO FINANCIAL STATEMENTS


 9.  Income Taxes:

 At April 30, 2002, net operating loss carryforwards were available and expire, if not used, as follows:

                   Year Ending           Net Operating
                    April 30,                Losses
                   ------------          -------------
                       2003                   85,822
                       2004                   41,176
                       2006                      160
                       2007                   28,253
                       2017                   11,373
                                          -----------
                                            $166,784
                                          -----------

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

10.  Major Customers:

Shipments to one customer amounted to approximately 42.16% of sales in Fiscal 2002. At April 30, 2002, there was an outstanding accounts receivable from this customer of approximately $70,904.

11.  Management's Plans:

Management of the Company recognizes the Company's ability to continue as a going concern is subject to continuing sales performance and the ability of the Company to raise money, when needed. To this extent, management has endeavored to introduce the Company's products to new markets, expand its marketing efforts in the traditional medical market and introduce new products. Finally, management intends to continue pursuing financing opportunities, if necessary.

                             BIOSYNERGY,INC.
                     NOTES TO FINANCIAL STATEMENTS

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