Form 10-Q
period 2002-07-31
BIOSYNERGY INC
filed 2002-09-16
CIK 715812

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               July 31, 2002

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

                      Yes     X         No
                         -----------       ---------

     Number of shares outstanding of common stock as of the close of the period covered by this report: 14,075,511




                           BIOSYNERGY, INC.

                    PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ---------------------------------------------
REPORT OF MANAGEMENT

The management of Biosynergy, Inc. has prepared and is responsible for the integrity of the information presented in this Quarterly
Report, including the Company's financial statements. These statements have been prepared in conformity with generally accepted accounting principals and include, where necessary, informed estimates and judgments by management.

The Company maintains systems of accounting and internal controls, policies and procedures designed to provide assurance that assets are property accounted for, as well as to ensure that the financial records are reliable for preparing financial statements. The systems are augmented by qualified personnel and are reviewed on a periodic basis. There have been no significant changes in such controls, policies or procedures which could significantly affect such controls, policies or procedures since the Annual Report filed on Form 10-K for the fiscal year ending April 30, 2002.

The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is our opinion that such controls, policies and procedures are effective to ensure that material information regarding the Company is presented in this Quarterly Report.



/s/ Fred K. Suzuki
------------------------------------
Fred K. Suzuki
Chairman of the Board and President





Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at July 31, 2002 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three month periods ended July 31, 2002 and 2001 were not audited; however, the financial statements for the three month periods ending July 31, 2002 and 2001 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

     The financial statements for the fiscal year ended April 30, 2002, were not audited due to the Company's lack of available cash to pay for such audit; however, the financial statements for the fiscal year ending April 30, 2002 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.











BIOSYNERGY, INC.
September 13, 2002
                           BIOSYNERGY, INC.

                            BALANCE SHEET
                                ASSETS
                                              July 31, 2002   April 30,2002
                                                 Unaudited       Unaudited
                                              -------------   -------------
CURRENT ASSETS
  Cash                                              92,651         37,874
  Short-Term Investments (Note 4)                  250,000        275,016
  Accounts Receivable, Trade, Net of               104,109        121,254
    Allowance for Uncollectible Accounts
    of $500 at July 31, 2002 and $500 at
    April 30, 2002
  Inventories (Notes 1 and 5)                       58,574         59,629
  Prepaid Expenses                                  10,302         13,768
  Interest Receivable (Note 4)                       1,527            815
                                                   -------        -------
          Total Current Assets                     517,163        508,356

DUE FROM AFFILIATES (Note 3)                        19,432         19,432
                                                   -------        -------
PROPERTY AND EQUIPMENT (Note 1)
   Equipment                                       132,556        132,556
   Leasehold Improvements                           15,140         15,140
                                                   -------        -------
                                                   147,696        147,696
  Less: Accumulated Depreciation and
         Amortization                             (118,889)      (116,928)
                                                   -------        -------
                                                    28,807         30,768

OTHER ASSETS
 Pending Patents, Net of Accumulated
  Amortization (Note 1)                             17,309         11,989
 Deposits                                            6,015          6,015
                                                   -------        -------
                                                    23,324         18,004
                                                   588,726        576,560
                                                   =======        =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  11,799          9,659
  Other Accrued Compensation                         3,157          7,501
  Accrued Payroll Taxes                                273            651
  Deferred Rent (Note 8)                             2,860          2,750
  Other Accrued Expenses                             2,986          3,285
                                                   -------        -------
    Total Current Liabilities                       21,075         23,846
                                                   -------        -------
COMMITMENTS AND CONTINGENCIES (Note 8)                -              -
                                                   -------        -------

SHAREHOLDERS' EQUITY (Note 6)
 Common Stock, No Par Value; 20,000,000 Shares
 Authorized, Issued:  13,806,511 Shares
 at July 31, 2002 and at April 30, 2002            639,388        639,388
 Additional paid-in capital                            100            100
 Accumulated Deficit                               (71,837)       (86,774)
                                                   --------       --------
                                                   567,651        552,714
                                                   --------       --------
                                                   588,726        576,560
                                                   ========       ========

 The accompanying notes are an integral part of the financial statements.


                           BIOSYNERGY, INC.

                       STATEMENT OF OPERATIONS

                              Unaudited

                                                 Three Months Ended July 31
                                                     2002          2001
                                                 -----------   ------------
REVENUES
  Sales                                              172,918       141,489
  Other Income                                           543           744
  Interest Income (Note 4)                             1,941         3,934
                                                  ----------    ----------
                                                     175,402       146,167
                                                  ----------    ----------
COST AND EXPENSES

  Cost of Sales and Other
   Operating Charges                                  49,920        50,827
  Research and Development                            33,806        29,747
  Marketing                                           21,198        15,673
  General and Administrative                          55,541        52,893
                                                  ----------     ---------
                                                     160,465       149,140
                                                  ----------     ---------
NET INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                          14,937        (2,973)
  INCOME TAXES                                         3,582          -
                                                  ----------     ---------
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS            11,355        (2,973)
EXTRAORDINARY ITEMS
  Reduction of Income Taxes
  arising from utilization of prior
  years' Net Operating Losses (Note 9)                 3,582          -
                                                  ----------     ---------

NET INCOME (LOSS)                                     14,937        (2,973)
                                                  ==========     =========

NET INCOME (LOSS) PER COMMON SHARE (Note 7):
  Before Extraordinary Items                           .0008         (.002)
                                                   ---------     ---------
  Extraordinary Items                                  .0003          .000
                                                   ---------     ---------
NET INCOME (LOSS) PER COMMON SHARE                     .0011         (.002)
                                                  ==========    ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 7)                      14,075,511    14,075,511


The accompanying notes are an integral part of the financial statements.


                           BIOSYNERGY, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY

                   THREE MONTHS ENDED JULY 31, 2002

                              Unaudited
                                            Additional
                            Common Stock    Paid-in
                            Shares Amount   Capital     Deficit    Total
                           ------- ------- ----------- ---------  -------
Balance, May 1,
   2002                 14,075,511 639,388      100     (86,774)  552,714

Net Profit (Loss)            -       -           -       14,937    14,937



Balance, July 31,
 2002                    14,075,511 639,388     100      (71,837)  567,651
                         ---------- -------    -----     -------   -------


The accompanying notes are an integral part of the financial statements.



                           BIOSYNERGY, INC.

                       STATEMENTS OF CASH FLOWS

                              Unaudited
                                              THREE MONTHS ENDED JULY 21,
                                                   2001          2002
                                              ------------  -------------
OPERATING ACTIVITIES:
 Net Income (Loss)                                 (2,973)        14,937
 Adjustments to Reconcile Net Cash Used for
  Operating Activities:
  Depreciation and Amortization                     1,831          1,961
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable      17,728         17,145
   (Increase) Decrease in Inventories              (3,832)         1,055
   (Increase) Decrease in Prepaid Expenses          1,819          3,466
   Increase (Decrease) in Accounts Payable
    and Accrued Expenses                           (5,145)        (2,771)
                                                  -------        -------
Net Cash Provided (Used) by Operating
 Activities                                         9,428         35,793
                                                  -------        -------
INVESTING ACTIVITIES:
 Advance to Affiliated Companies                      (80)           -
 Patents Pending                                     (250)        (5,320)
 (Increase) Decrease in Interest
  Receivable(Note 4)                               (3,934)          (712)
 (Increase) Decrease in Short Term Investment          -          25,016
  Net Cash Provided by (Used In) Investing
  Activities                                       (4,264)        18,984

FINANCING ACTIVITIES:
 Exercise of Stock Option by Officer (Note 6)       6,725            -
                                                  -------        -------
 Net Cash Provided (Used) by Financing
  Activities                                        6,725            -

 Increase (Decrease) in Cash and Cash
  Equivalents                                      11,889         54,777
                                                  -------        -------
 Cash and Cash Equivalents at Beginning
  of Period                                        64,828         37,874
                                                  -------        -------
 Cash and Cash Equivalents at End of Period        76,717         92,651
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

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2002:

                              S T O C K  O F  A F F I L I A T E S
                                                 F.K.
                                                Suzuki
                                 Biosynergy International  Medlab
Stock Owner                        Inc.          Inc.        Inc.
------------------------------- ----------  ------------- ---------
F.K. Suzuki International, Inc.   31.9%           -          100%
Fred K. Suzuki, Officer            2.1%          35.6%        -
Lauane C. Addis, Officer            .1%          32.7%        -
James F. Schembri, Director       12.8%           -           -
Mary K. Friske, Officer             .1%            .2%        -
Laurence C. Mead, Officer           .1%           4.0%        -

                           BIOSYNERGY, INC.

                    NOTES TO FINANCIAL STATEMENTS

The following balances were due from F.K. Suzuki International, Inc., an affiliate, at July 31, 2002:

                       April 30, 2002 - $19,432
                       July 31, 2002  - $19,432

The balances result from an allocation of common expenses offset by advances received from time to time. At July 31, 2002, the financial condition of F.K. Suzuki International, Inc. is such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

4.  Short-Term Investments:

In May, 2002, the Company invested $250,000 in a 270-day Certificate of Deposit at an interset rate of 2.2%, pending their use. The Company is not registered under the Investment Company Act of 1940 and therefore is limited to the types of investments which the Company may make. The funds invested in the Certificate of Deposit have not been allocated or earmarked for any specific use.

5.  Inventories:

Components of inventories are as follows:

                       April 30, 2002      July 31, 2002
                       --------------      -------------
Raw Materials              $35,953            $29,717
Work-in process              5,429              9,347
Finished Goods              18,247             19,510
                           -------            -------
                           $59,629            $58,574
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

Effective November 12, 2001, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. The extended option is subject to several contingencies, including, but not limited to, shareholder approval. As of July 31, 2002, no portion of this option had been exercised.

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

                                        Quarter Ending July 31
                                          2002         2001
                                        ---------   ----------
Net Income (Loss)                          14,937      (2,973)
Weighted Average Shares Outstanding
 Shares of Common Stock Outstanding    14,075,511  14,075,511
 Common Share Equivalents -
    Options to Officers                 2,731,000   2,731,000
                                       ----------  ----------
 Total Weighted Shares                 16,806,511  16,806,511

Net Income (Loss) per Common share
and Common Share Equivalent                $.0009      (.0002)

The weighted average number of common shares outstanding were 14,075,511 at July 31, 2002 and 14,075,511 at April 30, 2002. The
effect of conversion of stock options has not been presented as conversion would be anti-dilutive.

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


                           BIOSYNERGY, INC.

                    NOTES TO FINANCIAL STATEMENTS

9.  Income Taxes:

At April 30, 2002, net operating loss carryforwards were available and expire, if not used, as follows:

                     Year Ending       Net Operating
                      April 30,            Losses
                     -----------       -------------
                        2003                85,822
                        2004                41,176
                        2006                   160
                        2007                28,253
                        2017                11,373
                                          --------
                                          $166,784
                                          ========

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

10.  Major Customers:

Shipments to one customer amounted to approximately 42.19% of sales during the first quarter of Fiscal 2003. At July 31, 2002 there was an outstanding account receivable from this customer of approximately $60,346.00.

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

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               -------------------------------------------------

SALES/REVENUES

For the three month period ending July 31, 2002 ("1st Quarter"), the net sales increased 22.22%, or $31,429, as compared to net sales for the comparative quarter ending in 2001. This increase in sales is primarily the result of an increase in sales of HemoTempR II. As of July 31, 2002, the Company had $559 in back orders.

In addition to the above, during the 1st Quarter the Company realized $1,941 of interest income as the result of an investment of $250,000 in a 270-day Certificate of Deposit. The Company also had $543 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party.

INCOME/LOSS

The Company realized a net income of $14,937 during the 1st Quarter as compared to a net loss of $2,973 for the comparative quarter of the prior year. The net income is primarily a result of increased sales during the 1st Quarter. The overall increase in sales was offset by an increase in operating expenses discussed below.

As of April 30, 2002, the Company has net operating losses carryovers aggregating $166,784. As a result of net operating loss carryovers, no income taxes were due for Fiscal 2002 and will unlikely be due for Fiscal 2003. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 9 of the "FINANCIAL STATEMENTS."


                           BIOSYNERGY, INC

EXPENSES
                               GENERAL

The operating expenses of the Company during the 1st Quarter increased overall by 7.6%, or $11,325, as compared to the 1st quarter in 2001, primarily due to an increase in substantially all expense categories.

              COST OF SALES AND OTHER OPERATING CHARGES

The cost of sales and other operating charges during the 1st Quarter decreased by $907 as compared to these expenses during the same quarter ending in 2001. As a percentage of sales, the cost of sales and other operating charges were 28.87% during the 1st Quarter and 35.93% for the comparative quarter ending in 2001. Although the sales of the Company increased, the cost of sales and other operating charges as a percentage of sales went down primarily because expenses incurred in the comparative quarter ending 2001 included a write-off of raw materials. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales and other operating charges as a percentage of sales will materially change in the near future.

                       RESEARCH AND DEVELOPMENT

Research and Development costs increased $4,059, or 13.65%, as compared to the same quarter in 2001. This increase is due to the Company's accelerating of its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. These expenses include travel, clinical trials, laboratory supplies, legal and technical consulting expenses related to these compounds, and increased salaries for research personnel. Prior to the recent investigation and development of the bacteria retardant agents, the Company's research and development activities were limited to improvement of the current product line and development of products which were natural extensions thereof. The Company is uncertain how much of its resources will be required to complete its investigation and development of the bacteria retardant agents.

                              MARKETING

Marketing costs for the 1st Quarter increased by $5,525 or 35.26%, as compared to the quarter ending July 31, 2001. This increase was primarily due to an increase in commissions as a result of the higher sales, and for the development of marketing materials for the Company's current and proposed products.


                           BIOSYNERGY, INC.

                      GENERAL AND ADMINISTRATIVE

General and administrative costs increased by $2,648, or 5.01%, as compared to the 1st quarter ending in 2001. This increase was primarily the result of an increase in group health, general insurance and legal expenses.

ASSETS/LIABILITIES
                               GENERAL

Since April 30, 2002 the Company's assets have increased by $12,166 and liabilities have decreased by $2,771. The increase in assets, primarily cash, and liabilities, primarily accrued expenses, is due to normal fluctuations, and is not indicative of any material change in the operations of the Company.

                           PATENTS PENDING

On August 9, 2002, the Company filed a patent application with the U.S. Patent and Trademark Office, U.S. Serial Number 60/402,188, titled "Eggshell Microbial Agent and Method of Use." This patent is a result of the Company's investigation and development of bacterial retardant agents conducted over the past 3 years.

                      RELATED PARTY TRANSACTIONS

The Company was owed $19,432 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2002. FKSI owed $19,432 at April 30, 2002. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

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

Effective November 12, 2001, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share. The extended option is subject to several contingencies, including, but not limited to, shareholder approval and expires November 12, 2004. As of July 31, 2002, no portion of this option had been exercised.

CURRENT ASSETS/CURRENT LIABILITY RATIO

The ratio of current assets to current liabilities, 24.54 to 1, has increased compared to 21.32 to 1 at April 30, 2002. Management believes it has sufficient current assets for its operations during the ensuing year provided there is no adverse material changes.

WORKING CAPITAL/LIQUIDITY

During the 1st Quarter, the Company experienced an increase in working capital of $11,578. This is due to the profitability of the Company during the 1st Quarter. See "RELATED PARTY TRANSACTIONS" above.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company's current assets.

The Company presently grants payment terms to customers and dealers of 30 days. The Company will not accept returns of products from its dealers except for exchange, but does guarantee the quality of its products to the end user.

As of July 31, 2002, the Company had $517,163 of current assets available. Of this amount, $58,574 was inventory, $104,109 was net trade receivables, and $342,651 was cash or short-term investments. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2003 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

Except for its operating working capital needs, the Company has no material contingencies for which it must provide.

FORWARD-LOOKING STATEMENTS

This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995 (the  "Reform Act").   Such  forward-looking
statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company's business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors, risks inherit in marketing new products, as well as other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information. The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by independent public accountants.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK
               -----------------------------------------------------

The Company has not entered into any transactions using derivative financial instruments, nor has the Company invested in any instruments or securities which are subject to market fluctuations which could adversely affect the financial condition or operations of the Company.

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

     (10)  Material Contracts

               (a)    Stock Option Agreement, dated November 12,
                      2001, between the Company and Fred K. Suzuki (ii)

     (11) Statement regarding computation of per share earnings- none.

     (15) Letter dated September 13, 2002, regarding interim financial information. (iii)

     (18) Letter regarding change in accounting principals - none.

     (19) Reports furnished to security holders - none.

     (22) Published report regarding matters submitted to vote of security holders - none.

     (23) Consents of experts and counsel - none.

     (24) Power of Attorney - none.

     (27) Financial Data Schedule - none.

(b) No Current Reports on Form 8K were filed during the period covered by this Report.
----------------------------------------------------------------
     (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.
    (ii) Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year ending April 30, 2002 filed with the Securities and Exchange Commission.
   (iii) This exhibit is included in this report as a part of the Financial Statements, and is incorporated by reference herein.


                           BIOSYNERGY, INC.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date September 13, 2001        /s/ Fred K. Suzuki
                              -------------------------------
                              Fred K. Suzuki
                              Chief Executive Officer,
                              Chairman of the Board,
                              President and Treasurer


Date September 13, 2001        /s/ Laurence C. Mead
                              --------------------------------
                              Laurence C. Mead
                              Vice President/Manufacturing and
                              Development, and Chief Accounting
                              Officer




               CERTIFICATION OF CHIEF EXECUTIVE OFFICER
               ----------------------------------------

I, Fred K. Suzuki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Biosynergy, Inc., registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 13, 2002.

                              /s/ Fred K. Suzuki
                              --------------------------------------
                              Fred K. Suzuki
                              Chairman of the Board, Chief Executive
                              Officer, President and Treasurer



              CERTIFICATION OF CHIEF ACCOUNTING OFFICER
              -----------------------------------------

I, Laurence C. Mead, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Biosynergy, Inc., registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 13, 2002.

                              /s/ Laurence C. Mead
                              ---------------------------------------
                              Laurence C. Mead
                              Vice President/Manufacturing and
                              Development, and Chief Accounting Officer