Form 10-Q
period 2002-10-31
BIOSYNERGY INC
filed 2002-12-17
CIK 715812

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                         October 31, 2002

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

                      Yes     X         No
                          ---------        ---------

     Number of shares outstanding of common stock as of the close of the period covered by this report: 14,215,511




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



/s/ Fred K. Suzuki
-------------------------------------------------
Fred K. Suzuki
Chairman of the Board and President





Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at October 31, 2002 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the six month periods ended October 31, 2002 and 2001 were not audited; however, the financial statements for the three and six month periods ending October 31, 2002 and 2001 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

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




BIOSYNERGY, INC.
December 13, 2002




                           BIOSYNERGY, INC.

                            BALANCE SHEET
                                ASSETS
                                      October 31, 2002   April 30,2002
                                        Unaudited          Unaudited
                                      ----------------   -------------
CURRENT ASSETS
  Cash                                        97,448           37,874
  Short-Term Investments (Note 4)            250,000          275,016
  Accounts Receivable, Trade, Net of         104,848          121,254
    Allowance for Uncollectible Accounts
    of $500 at October 31, 2002 and $500
    at April 30, 2002
  Inventories (Notes 1 and 5)                 65,644           59,629
  Prepaid Expenses                             9,099           13,768
  Interest Receivable (Note 4)                 3,830              815
                                          ----------       ----------
          Total Current Assets               530,869          508,356
                                          ----------       ----------

DUE FROM AFFILIATES (Note 3)                  19,432           19,432
                                          ----------        ---------

PROPERTY AND EQUIPMENT (Note 1)
   Equipment                                 132,556          132,556
   Leasehold Improvements                     15,140           15,140
                                          ----------        ---------
                                             147,696          147,696
  Less: Accumulated Depreciation and
         Amortization                       (120,850)        (116,928)
                                          ----------        ---------
                                              26,846           30,768
                                          ----------        ---------

OTHER ASSETS
 Pending Patents, Net of Accumulated
  Amortization (Note 1)                       18,233           11,989
 Deposits                                      6,015            6,015
                                          ----------        ---------
                                              24,248           18,004
                                             601,395          576,560
                                          ==========        =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                             6,183            9,659
  Other Accrued Compensation                   9,374            7,501
  Accrued Payroll Taxes                          863              651
  Deferred Rent (Note 8)                       2,970            2,750
  Other Accrued Expenses                       3,455            3,285
                                           ---------        ---------
    Total Current Liabilities                 22,845           23,846
                                           ---------        ---------
COMMITMENTS AND CONTINGENCIES (Note 8)          -                -
                                           ---------        ---------

SHAREHOLDERS' EQUITY (Note 6)
 Common Stock, No Par Value; 20,000,000
    Shares Authorized, Issued:
    14,215,511 Shares at October 31,
    2002 and 14,075,511 at
    April 30, 2002                           642,888          639,388
 Additional paid-in capital                      100              100
 Accumulated Deficit                         (64,438)         (86,774)
                                          ----------        ---------
                                             578,550          552,714
                                          ----------        ---------
                                             601,395          576,560
                                          ==========        =========

 The accompanying notes are an integral part of the financial statements.



                       STATEMENT OF OPERATIONS
                              Unaudited

                                                       Three Months Ended            Six Months Ended
                                                          October 31,                    October 31,
                                                         2002          2001             2002         2001
                                                    -------------  -----------      ------------ ------------
REVENUES
 Sales                                                    171,704      143,121          344,622      284,610
 Other Income                                                 495          320            1,038        1,064
 Interest Income                                            2,303        2,051            4,244        5,985
                                                    _____________   __________        _________   __________

                                                          174,502      145,492          349,904      291,659
COST AND EXPENSES
  Cost of Sales and Other Operating Charges                52,933       42,464          102,853       93,291
  Research and Development                                 35,724       31,317           69,530       61,064
  Marketing                                                19,607       17,135           40,805       32,809
  General and Administrative                               58,838       52,933          114,380      105,825
                                                    _____________   __________        _________   __________
                                                          167,102      143,849          327,568      292,989
                                                    _____________   __________        _________   __________

NET INCOME (LOSS) BEFORE INCOME                             7,400        1,643           22,336      (1,330)
  TAXES AND EXTRAORDINARY ITEMS

  INCOME TAXES                                              2,022          615            5,604         -
                                                    _____________   __________        _________   __________
  INCOME (LOSS) BEFORE                                      5,378        1,028           16,732      (1,330)
    EXTRAORDINARY ITEMS                             _____________   __________        _________   __________

EXTRAORDINARY ITEMS
  Reduction of Income Taxes arising from                    2,022          615            5,604        -
    Utilization of prior Years' Net Operating       -------------   ----------        ---------   ----------
    Losses (Note 9)

NET INCOME (LOSS)                                           7,400        1,643           22,336      (1,330)
                                                    =============   ==========        =========   ==========

NET INCOME (LOSS) PER COMMON SHARE (Note 7)
  Before Extraordinary Items                                .0004        .0001            .0012      (.0001)
  Extraordinary Items                                       .0001        -                .0004        -
                                                    _____________   __________        _________   __________
NET INCOME (LOSS) PER COMMON SHARE                          .0005        .0001            .0016      (.0001)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             14,215,511   14,075,511        14,215,511  14,075,511

The accompanying notes are an integral part of the financial statements.

                           BIOSYNERGY, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY

                  SIX MONTHS ENDED OCTOBER 31, 2002

                              Unaudited



                                          Additional
                         Common Stock     Paid-in
                       Shares     Amount  Capital   Deficit    Total
                      ----------  ------- --------- -------- -------
Balance, May 1,
   2002               14,075,511  639,388   100     (86,774) 552,714

Net Profit (Loss)        140,000    3,500    -       22,336   22,336

Balance, October 31,
   2002               14,215,511  642,888   100     (64,438) 578,550







The accompanying notes are an integral part of the financial statements.



                                     BIOSYNERGY, INC.

                                STATEMENTS OF CASH FLOWS

                                        Unaudited


                                               SIX MONTHS ENDED OCTOBER 31,
                                                     2002          2001
                                                  ------------    -----------
OPERATING ACTIVITIES:
  Net Income (Loss)                                   22,336      (1,330)
  Adjustments to Reconcile Net Cash Used for
   Operating Activities:
    Depreciation and Amortization                      3,922       3,663
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable       16,406       6,681
     (Increase) Decrease in Inventories               (6,015)     (7,271)
     (Increase) Decrease in Prepaid Expenses           4,669       3,596
     (Increase) Decrease Business Advance               -           (769)
      Increase (Decrease) in Accounts Payable
       and Accrued Expenses                           (1,001)      3,791
                                                   ---------    ---------
  Net Cash Provided (Used) by Operating
    Activities                                        40,317       8,361
                                                   ---------    ---------
INVESTING ACTIVITIES:
   (Increase) Decrease in Advance to Affiliated
      Companies (Note 3)                                -            (80)
   (Increase) Decrease in Patents Pending             (6,244)     (1,694)
   (Increase) Decrease in Short-Term Investment
      (Note 4)                                        25,016     (28,075)
   (Increase) Decrease in Short-Term Investment
       Interest (Note 4)                              (3,015)      5,739
                                                   ---------    --------
  Net Cash Provided (Used) by Investing Activities    15,757     (24,110)
                                                   ---------    --------

FINANCING ACTIVITIES:
 Exercise of Stock Option by Officer (Note 6)          3,500       6,725
 Net Cash Provided (Used) by Financing              ---------    --------
    Activities                                         3,500       6,725
 Increase (Decrease) in Cash and Cash               ---------    --------
    Equivalents                                       59,574      (9,024)
  Cash and Cash Equivalents at Beginning            ---------    --------
    of Period                                         37,874      64,828
                                                    ---------    --------
  Cash and Cash Equivalents at End of Period          97,448      55,804
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

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2002:

                               S T O C K  O F  A F F I L I A T E S
                                             F.K. Suzuki
                                 Biosynergy International Medlab
Stock Owner                         Inc.         Inc.      Inc.
-------------------------------- ---------- ------------- ------
F.K. Suzuki International, Inc.    31.6%          -        100%
Fred K. Suzuki, Officer             2.9%        35.6%       -
Lauane C. Addis, Officer             .1%        32.7%       -
James F. Schembri, Director        12.6%          -         -
Mary K. Friske, Officer              .1%          .2%       -
Laurence C. Mead, Officer            .1%         4.0%       -


                           BIOSYNERGY, INC.

                    NOTES TO FINANCIAL STATEMENTS

The following balances were due from F.K. Suzuki International, Inc., an affiliate, at October 31, 2002:

                       April 30, 2002 - $19,432
                       October 31, 2002  - $19,432

The balances result from an allocation of common expenses offset by advances received from time to time. At October 31, 2002, the financial condition of F.K. Suzuki International, Inc. is such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

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

5.  Inventories:

Components of inventories are as follows:

                       April 30, 2002      October 31, 2002
                       --------------      ----------------
Raw Materials              $35,953             $40,670
Work-in process              5,429              10,204
Finished Goods              18,247              14,770
                           -------             -------
                           $59,629             $65,644

6.  Common Stock:

The Company's stock is traded in the Over-The-Counter market.
However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in-capital of $6,725. This option expired on November 12, 2001.

Effective November 12, 2001, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. The extended option is subject to several contingencies, including, but not limited to, shareholder approval. On September 30, 2002, this option was exercised to the extent of 140,000 shares resulting in additional paid-in-capital of $3,500.

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

                                     Three Months Ending    Six Months Ending
                                         October 31,           October 31,
                                       2002       2001       2002        2001
                                    ---------- ---------- ----------  ---------
Net Income (Loss)                        7,400      1,643     22,336    (1,330)
Weighted Average Shares Outstanding
 Shares of Common Stock Outstanding 14,215,511 14,075,511 14,215,511 14,075,511
 Common Share Equivalents -
    Options to Officers              2,591,000  2,731,000  2,591,000  2,731,000
 Total Weighted Shares              16,806,511 16,806,511 16,806,511 16,806,511

Net Income (Loss) per Common share
  and Common Share Equivalent           .0004      .0001      .0013     (.0001)


The weighted average number of common shares outstanding were 14,215,511 at October 31, 2002 and 14,075,511 at April 30, 2002.
The effect of conversion of stock options has not been presented as conversion would be anti-dilutive; however, there has been no independent evaluation of this transaction to determine if the option price is less than the market price for the shares.

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


                           BIOSYNERGY, INC.

                    NOTES TO FINANCIAL STATEMENTS

9.  Income Taxes:

At April 30, 2002, net operating loss carryforwards were available and expire, if not used, as follows:

                     Year Ending       Net Operating
                      April 30,           Losses
                    ------------       -------------
                        2003               85,822
                        2004               41,176
                        2006                  160
                        2007               28,253
                        2017               11,373
                                        ----------
                                         $166,784
                                        ==========
The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes" as required by SFAS No. 109. The effect, if any, of adopting Statement No. 109 on pretax income from continuing operations is not material. The Company has elected not to retroactively adopt the provisions allowed in SFAS No. 109, however all provisions of the document have been applied since the beginning of fiscal year 1994.

10.  Major Customers:

Shipments to one customer amounted to approximately 46.25% of sales during the quarter ending October 31, 2002. At October 31, 2002 there was an outstanding account receivable from this customer of approximately $64,356.

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

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


SALES/REVENUES

For the three month period ending October 31, 2002 ("2nd Quarter"), the net sales increased 19.98%, or $28,583, and increased 21.07% or $60,012 during the six month period ending October 31, 2002, as compared to net sales for the comparative periods ending in 2001. This overall increase in sales is primarily the result of increased sales of HemoempR II Blood Temperature Monitors. As of October 31, 2002, the Company had product back orders aggregating $4,029.

In addition to the above, the Company realized $4,244 of interest income as a result of a short term investment of $250,000 in a 270-day Certificate of Deposit. The interest rate for this Certificate of Deposit is 2.2%. Previously, the Company invested $275,016 in a 90-day Certificate of Deposit providing for an interest rate of 1.75%. The Company also had $1,038 of miscellaneous income for the six month period ending October 31, 2002 primarily from leasing a portion of its storage space to a third party.

INCOME/LOSS

The Company realized a net income of $7,400 during the 2nd Quarter as compared to a net income of $1,643 for the comparative quarter of the prior year. The Company also realized net income of $22,336 for the six month period ending October 31, 2002 as compared to a net loss of $1,330 during the same period in 2001. This increase in net profits is primarily due to increased sales discussed above.

As of April 30, 2002, the Company has net operating losses/carryovers aggregating $166,784. As a result of net operating loss carryovers, no income taxes were due for Fiscal 2002 and will unlikely be due for Fiscal 2003. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 8 of the "FINANCIAL STATEMENTS."


                           BIOSYNERGY, INC

EXPENSES
                               GENERAL

The operating expenses of the Company during the 2nd Quarter increased overall by 16.17%, or $23,253, and increased by 11.81%, or $34,579 for the six month period ending October 31, 2002. An explanation of each category of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

              COST OF SALES AND OTHER OPERATING CHARGES

The cost of sales and other operating charges during the 2nd Quarter increased by $10,469 and increased by $9,562 during the six month period ending October 31, 2002 as compared to the same periods in 2001. As a percentage of sales, the cost of sales and other operating charges were 30.83% during the 2nd Quarter and 29.67% for the same quarter ending in 2001, and 29.85% during the six month period ending October 31, 2002 compared to 32.78% in 2001. Although the sales of the Company increased, the cost of sales and other operating charges as a percentage of sales has not materially changed during the last year and is not expected to materially change in the foreseeable future.

                       RESEARCH AND DEVELOPMENT

Research and Development costs increased $4,407, or 10.38% during the 2nd Quarter, as compared to the same quarter in 2001. These costs increased by $8,466 or 13.87% during the six month period ending October 31, 2002 as compared to the same period in 2001.
This increase is due to the Company's investigation of certain compounds for use of the bacteria growth retardant agents for use in food and other products. These expenses include travel, laboratory supplies, legal and technical consulting expenses related to these compounds.

                              MARKETING

Marketing costs for the 1st Quarter increased by $2,472 or 14.43%, as compared to the quarter ending October 31, 2001, and increased $7,996 or 14.43% during the six month period ending October 31, 2002 as compared to the same period in 2001. This increase is the result of increased group health insurance and the cost of reprinting certain marketing brochures related to the Company's products.


                           BIOSYNERGY, INC.

                      GENERAL AND ADMINISTRATIVE

General and administrative costs increased by $5,905, or 11.16%, as compared to the 2nd quarter and increased by $8,555 or 8.09% during the six month period ending October 31, 2002, as compared to the same periods in 2001. These increased costs were primarily the result of an increase in group health insurance and legal fees related to new reporting requirements under the Securities Act of 1934.

ASSETS/LIABILITIES
                               GENERAL

Since April 30, 2002 the Company's assets have increased by $24,835 and liabilities have decreased by $1,001. The increase in assets, primarily cash, and liabilities, primarily accrued expenses, is due to normal fluctuations, and is not indicative of any material change in the operations of the Company.

                           PATENTS PENDING

On August 9, 2002, the Company filed a patent application with the U.S. Patent and Trademark Office, U.S. Serial Number 60/402,188, titled "Eggshell Microbial Agent and Method of Use." This patent is a result of the Company's investigation and development of bacterial retardant agents conducted over the past 3 years.

                      RELATED PARTY TRANSACTIONS

The Company was owed $19,432 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2002. FKSI owed $19,432 at April 30, 2002. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

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

Effective November 12, 2001, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share. The extended option is subject to several contingencies, including, but not limited to, shareholder approval and expires November 12, 2004. On September 30, 2002, Mr. Suzuki exercised this option to the extent of 140,000 shares. Options for a total of 409,000 shares have now been exercised out of the original 3,000,000 shares.

CURRENT ASSETS/CURRENT LIABILITY RATIO

The ratio of current assets to current liabilities, 23.24 to 1, has increased compared to 21.32 to 1 at April 30, 2002. Management believes it has sufficient current assets for its operations during the ensuing year provided there is no adverse material changes.

WORKING CAPITAL/LIQUIDITY

During the six month period ending October 31, 2002, the Company experienced an increase in working capital of $23,514. This is due to the profitability of the Company during the 2nd Quarter. See
"RELATED PARTY TRANSACTIONS" above.

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

As of October 31, 2002, the Company had $530,869 of current assets available. Of this amount, $65,644 was inventory, $104,848 was net trade receivables, and $347,448 was cash or short-term investments. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2003 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease or the receivables of the Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

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

     (15) Letter dated December 13, 2002, regarding interim financial information. (iii)

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

Biosynergy, Inc.


Date December 13, 2002        /s/ Fred K. Suzuki
                          ----------------------------------
                          Fred K. Suzuki
                          Chief ExecutiveOfficer,
                          Chairman of the Board,
                          President and Treasurer


Date December 13, 2002        /s/ Laurence C. Mead
                          ----------------------------------
                          Laurence C. Mead
                          Vice President/Manufacturing and
                          Development, and Chief Accounting Officer




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

Dated: December 13, 2002.

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

Dated: December 13, 2002.

                              /s/ Laurence C. Mead
                              ----------------------------------------
                              Laurence C. Mead
                              Vice President/Manufacturing and
                              Development, and Chief Accounting Officer