Form 10-Q
period 2003-01-31
BIOSYNERGY INC
filed 2003-03-21
CIK 715812

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                January 31, 2003

Commission File Number                                 0-12459

Biosynergy, Inc.
--------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Illinois
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

36-2880990
--------------------------------------------------------------
(I.R.S. Employer Identification No.)

1940 East Devon Avenue, Elk Grove Village, Illinois    60007
--------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

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

                      Yes     X      No
                          --------      ---------
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes            No     X
                          --------      ---------
     Number of shares outstanding of common stock as of the close of the period covered by this report: 14,215,511
                                   ----------


                           BIOSYNERGY, INC.

                    PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





Board of Directors and Shareholders
Biosynergy, Inc.
Elk Grove Village, Illinois


     The accompanying Balance Sheet of BIOSYNERGY, INC. as at January 31, 2003 and the related Statements of Operations, Shareholders' Equity (Deficit) and Statements of Cash Flows for the three and nine month periods ended January 31, 2003 and 2002 were not audited; however, the financial statements for the three and nine month periods ending January 31, 2003 and 2002 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of management, necessary to provide a fair statement of the results of operations for the interim periods presented.

     The financial statements for the fiscal year ended April 30, 2002, were not audited due to the Company's lack of resources to pay for such audit; however, the financial statements for the fiscal year ending April 30, 2002 reflect all adjustments (consisting only of normal reoccurring adjustments) which are, in opinion of management, necessary to provide a fair statement of the results of operations for the period presented.








BIOSYNERGY, INC.
March 17, 2003


                           BIOSYNERGY, INC.

                            BALANCE SHEET
                                ASSETS

                                                       January 31, 2003  April 30,2002
                                                       ----------------  --------------
                                                          Unaudited        Unaudited
                                                       ----------------  --------------
CURRENT ASSETS
  Cash                                                           76,485          37,874
  Short-Term Investments                                        250,000         275,016
  Accounts Receivable, Trade, Net of                             86,823         121,254
    Allowance for Uncollectible Accounts
    of $500 at January 31, 2003 and April 30, 2002
  Inventories                                                    59,992          59,629
  Prepaid Expenses                                               21,602          13,768
  Interest Receivable                                             4,063             815
                                                       ----------------  --------------
          Total Current Assets                                  498,965         508,356
                                                       ----------------  --------------
DUE FROM AFFILIATES                                              19,649          19,432
                                                       ----------------  --------------

PROPERTY AND EQUIPMENT
   Equipment                                                    133,872         132,556
   Leasehold Improvements                                        15,140          15,140
                                                       ----------------  --------------
                                                                149,012         147,696
  Less: Accumulated Depreciation and Amortization              (125,482)       (116,928)
                                                       ----------------  --------------
                                                                 23,530          30,768
                                                       ----------------  --------------

OTHER ASSETS
 Patents Pending                                                 21,479          11,989
 Deposits                                                         6,015           6,015
                                                       ----------------  --------------
                                                                 27,494          18,004
                                                       ----------------  --------------
                                                                569,638         576,560
                                                       ================  ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                               11,172          9,659
  Other Accrued Compensation                                      4,786          7,501
  Accrued Vacation                                               15,002         15,002
  Accrued Payroll Taxes                                             412            651
  Deferred Rent                                                   3,080          2,750
  Other Accrued Expenses                                          2,152          3,285
                                                        ---------------  -------------
    Total Current Liabilities                                    36,604         38,848
                                                        ---------------  -------------
COMMITMENTS AND CONTINGENCIES                                       -             -
                                                        ---------------  -------------

SHAREHOLDERS' EQUITY
 Common Stock, No Par Value; 20,000,000 Shares
 Authorized, Issued: 14,215,511 Shares
 at January 31, 2003 and 14,075,511 Shares
 at April 30, 2002                                              642,888        639,388
 Additional paid-in capital                                         100            100
 Accumulated Deficit                                           (109,954)      (101,776)
                                                        ---------------  -------------
                                                                533,034        537,712
                                                        ---------------  -------------
                                                                569,638        576,560
                                                        ===============  =============


 The accompanying notes are an integral part of the financial statements.

                               BIOSYNERGY, INC.

                           STATEMENTS OF OPERATIONS

                                  Unaudited

                                  Three Months Ended      Nine Months Ended
                                  ------------------      -----------------
                                      January 31,             January 31,
                                  ------------------      -----------------
                                    2003      2002          2003      2002
                                  --------- --------      -------- --------
REVENUES
  Sales                             155,673  141,382       500,294  425,992
  Other Income                          479      480         1,518    1,544
  Interest Income                       234    1,694         4,478    7,679
                                  --------- --------      -------- --------
                                    156,386  143,556       506,290  435,215
                                  --------- --------      -------- --------

COST AND EXPENSES

  Cost of Sales and Other
    Operating Charges                60,632   50,558       163,485  143,849
  Research and Development           35,614   31,763       105,144   92,827
  Marketing                          21,216   21,227        62,022   54,036
  General and Administrative         69,438   64,557       183,817  170,382
                                  --------- --------      -------- --------
                                    186,900  168,105       514,468  461,094
                                  --------- --------      -------- --------
NET INCOME (LOSS)                   (30,514) (24,549)       (8,178) (25,879)
                                  ========= ========      ======== ========
NET LOSS PER COMMON
 SHARE OUTSTANDING:                  (.0021)  (.0017)       (.0006)  (.0018)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING              14,215,511 14,075,511   14,156,826 14,068,686
                                 ---------- ----------   ---------- ----------



The accompanying notes are an integral part of the financial statements.



                               BIOSYNERGY, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                      NINE MONTHS ENDED JANUARY 31, 2003

                                  Unaudited

                                                      Additional
                                   Common Stock         Paid-in
                                 Shares     Amount      Capital     Deficit      Total
                              ----------- ----------- ----------- ----------- -----------
Balance, May 1, 2002           14,075,511     639,388     100      (101,776)    537,712

Issuance of Stock                 140,000       3,500      -           -          3,500

Net Loss                             -           -         -         (8,178)     (8,178)
                              ----------- ----------- ----------- ----------- -----------

Balance, January 31, 2003      14,215,511     642,888     100      (109,954)    533,034
                              ----------- ----------- ----------- ----------- -----------




The accompanying notes are an integral part of the financial statements.




                               BIOSYNERGY, INC.

                           STATEMENTS OF CASH FLOWS

                                  Unaudited

                                                                NINE MONTHS ENDED JANUARY 31,
                                                                -----------------------------
                                                                    2003             2002
                                                                ------------     ------------
OPERATING ACTIVITIES:
  Net Income (Loss)                                                  (8,178)         (25,879)
  Adjustments to Reconcile Net Loss to Net Cash Provided by
   (Used in) Operating Activities:
     Depreciation and Amortization                                    8,554              781
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable                      34,431           13,308
     (Increase) Decrease in Inventories                                (363)           4,075
     (Increase) Decrease in Prepaid Expenses                         (7,834)           7,671
     (Increase) Decrease Business Advance                               -               (144)
      Increase (Decrease) in Accounts Payable
        and Accrued Expenses                                         (2,244)          (2,776)
                                                                ------------     ------------
  Net Cash Provided by (Used in) Operating Activities                24,366          (11,114)
                                                                ------------     ------------

INVESTING ACTIVITIES:
   (Increase) Decrease in Advance to Affiliated
     Companies (Note 3)                                                (217)            (299)
   (Increase) Decrease in Patents Pending                            (9,490)          (6,444)
   (Increase) Decrease in Short-Term Investment                      25,016           (3,091)
   (Increase) Decrease in Short-Term Investment Interest             (3,248)           6,536
   (Increase) Decrease in Retirement of Equipment                    (1,316)          (2,688)
                                                                ------------      -----------
  Net Cash Provided by (Used in) Investing Activities                10,745           (5,986)
                                                                ------------      -----------

FINANCING ACTIVITIES:
 Exercise of Stock Option by Officer                                  3,500            6,725
                                                                ------------      -----------
 Net Cash Provided by (Used in) Financing Activities                  3,500            6,725
                                                                ------------      -----------
 Increase (Decrease) in Cash and Cash Equivalents                    38,611          (10,375)
  Cash and Cash Equivalents, at Beginning of Period                  37,874           64,828
                                                                ------------      -----------
  Cash and Cash Equivalents, at End of Period                        76,485           54,453
                                                                ============      ===========



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

3.  Related Party Transactions:

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2003:

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


The following balances were due from F.K. Suzuki International, Inc., an affiliate, at January 31, 2003:

                       April 30, 2002 - $19,432
                       January 31, 2003 - $19,649

The balances result from an allocation of common expenses offset by advances received from time to time. At January 31, 2003, the financial condition of F.K. Suzuki International, Inc. is such that it is unlikely to be able to repay Biosynergy during the next year without liquidating a portion of its assets.

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

5.  Inventories:

Components of inventories are as follows:

                       April 30, 2002      January 31, 2003
                       --------------      ----------------
Raw Materials              $35,953              $36,633
Work-in process              5,429                7,931
Finished Goods              18,247               15,428
                           -------              -------
                           $59,629              $59,992
                           =======              =======

6.  Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The adoption of SFAS No. 141 and 142 did not have an impact on the Company's financial position or results of operations, as the Company does not currently hold any goodwill and only has other intangibles consisting of unamortized patent pending costs.

7.  Recent Accounting Pronouncements:

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flow estimation for impairment testing. The adoption of SFAS No. 144 did not have an impact on the company's financial position or results of operation.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 became effective in the quarter ending January 31, 2003. The adoption of SFAS 146 is not expected to have a material impact on the Company's cash flows, financial position or results of operations.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 requires a guarantor to include disclosure of certain obligations and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company adopted the disclosure requirements of Interpretation 45 effective December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which is effective for years beginning after December 15, 2002 amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The Company is still currently assessing the impact of the adoption of SFAS 148 may have upon the disclosures of the Company. Therefore, no pro forma disclosures are presented as to which compensation cost would have been derived using the fair value-based method of accounting to measure compensation expense for its stock option plan. The Company has elected to continue to account for stock-based compensation using the intrinsic value method.

8.  Common Stock:

The Company's stock is traded in the Over-The-Counter market.
However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, shareholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in-capital of $6,725. This option was to expire on November 12, 2001. However, effective November 12, 2001, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. The extended option remains subject to several contingencies, including, but not limited to, shareholder approval. On September 30, 2002, this option was exercised to the extent of 140,000 shares resulting in additional paid-in-capital of $3,500.


9.  Income or (Loss) Per Shares:

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

                                      Three Months Ending     Nine Months Ending
                                           January 31,            January 31,
                                        2003        2002         2003       2002
                                    ------------ ----------   ---------- -----------
Net Loss                                (27,429)     (25,549)     (5,092)   (25,879)
Weighted Average Shares Outstanding
 Shares of Common Stock Outstanding  14,215,511   14,075,511  14,156,826 14,068,686
 Common Share Equivalents -
    Options to Officers                  -            -           -          -
                                     ----------- -----------  ---------- -----------
 Total Weighted Shares               14,215,511   14,075,511  14,156,826 14,068,686

Net Income (Loss) per Common share
and Common Share Equivalent              (.0016)      (.0015)     (.0003)    (.0015)


The number of common shares outstanding were 14,215,511 at January 31, 2003 and 14,075,511 at April 30, 2002. The effect of conversion of stock options has not been presented as conversion would be anti-dilutive; however, there has been no independent evaluation of this transaction to determine if the option price is less than the market price for the shares.

10.  Lease Commitments:

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

11.  Income Taxes:

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
                                         --------
                                         $166,784

12.  Major Customers:

Shipments to one customer amounted to approximately 43.12% of sales during the quarter ending January 31, 2003. At January 31, 2003 there was an outstanding account receivable from this customer of approximately $50,224.

13.  Correction of Accounting Error:

The Company did not accrue for vacation expense covered by employees during fiscal 2002 and 2003. Beginning retained earnings as of May 1, 2002 has been decreased by $15,002 and accrued vacation has been established by a like amount to account for this oversight.

14  Management's Plans:

Management of the Company recognizes the Company's ability to continue as a going concern is subject to continuing sales performance and the ability of the Company to raise money, when needed. To this extent, management has endeavored to introduce the Company's products in new markets and introduce new products. Finally, management intends to continue pursuing financing opportunities, if necessary.

15  Forward-Looking Statements:

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

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

SALES/REVENUES

For the three month period ending January 31, 2003 ("3rd Quarter"), the net sales increased 10.11%, or $14,291, and increased 17.45% or $74,302 during the nine month period ending January 31, 2003, as compared to net sales for the comparative periods ending in 2002. This overall increase in sales is generally the result of increased sales of HemoTempR II Blood Temperature Monitors which accounts for approximately 85% of the Company's sales. As of January 31, 2003, the Company had $23,269 in product back orders.

In addition to the above, the Company realized $4,478 of interest income as a result of a short term investment of $250,000 in a 270-day Certificate of Deposit. The interest rate for this Certificate of Deposit is 2.2%. The Company also had $1,518 of miscellaneous income for the nine month period ending January 31, 2003 primarily from leasing a portion of its storage space to a third party.

INCOME/LOSS

The Company realized a net loss of $30,514 during the 3rd Quarter as compared to a net loss of $24,549 for the comparative quarter of the prior year. The Company also realized net loss of $8,178 for the nine month period ending January 31, 2003 as compared to a net loss of $25,879 during the same period in 2002. The overall decrease in net losses is due to increased sales described above. A non-reoccuring write-down in inventory explained below also contributed to net loss during the 3rd Quarter. As of April 30, 2002, the Company has net operating losses/carryovers aggregating $166,784. As a result of net operating loss carryovers, no income taxes were due for Fiscal 2002 and will unlikely be due for Fiscal 2003. See "FINANCIAL STATEMENTS" for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 will not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 9 of the "FINANCIAL STATEMENTS."

EXPENSES
                               GENERAL

The operating expenses of the Company during the 3rd Quarter increased overall by 11.18%, or $18,795, and increased by 11.58%, or $53,374 for the nine month period ending January 31, 2003. An explanation of each category of expenses is included to assist the reader in reviewing the operations of the Company during the periods indicated.

              COST OF SALES AND OTHER OPERATING CHARGES

The cost of sales and other operating charges during the 3rd Quarter increased by $10,074 during the 3rd Quarter and increased by $19,636 during the nine month period ending January 31, 2003 as compared to the same periods in 2002. As a percentage of sales, the cost of sales and other operating charges were 38.94% during the 3rd Quarter compared to 35.76% for the same quarter ending in 2002, and 32.67% during the nine month period ending January 31, 2003 as compared to 33.77% for the same nine-month period ending in 2002. Although the cost of sales and operating charges have fluctuated during the nine month period ending January 31, 203, the cost of sales and operating charges, as a percentage of sales, has not materially changed during the current year, and is not expected to materially change in the foreseeable future. Further, the Company wrote down defective inventory of approximately $4,000 during the 3rd Quarter resulting in an increase in costs of good sold.

                       RESEARCH AND DEVELOPMENT

Research and Development costs increased $3,851 or 12.12% during the 3rd Quarter, as compared to the same quarter in 2002. These costs increased by $12,317 or 13.27% during the nine month period ending January 31, 2003 as compared to the same period in 2002. This increase is due to the Company's investigation of certain compounds for use in foods and other products. These expenses include travel, laboratory supplies, legal and technical consulting expenses related to these compounds.

                              MARKETING

Marketing costs for the 3rd Quarter decreased by $11 or .06%, as compared to the quarter ending January 31, 2003, and increased $7,986 or 14.78% during the nine month period ending January 31, 2003 as compared to the same period in 2002. These increases in marketing expenses, primarily salaries and product brochures, are not reflective of any new trends in the marketing activities of the Company, but indicative of normal fluctuations.

                      GENERAL AND ADMINISTRATIVE

General and administrative costs increased by $4,881, or 7.56%, as compared to the 3rd Quarter and increased by $13,435 or 7.89% during the nine month period ending January 31, 2003, as compared to the same periods in 2002. These increased costs were primarily the result of an increase in group health insurance and legal fees related to new reporting requirements under the Securities Act of 1934.

ASSETS/LIABILITIES
                               GENERAL

Since April 30, 2002 the Company's assets have decreased by $6,922 and liabilities have increased by $2,244he change in assets, primarily cash and accounts receivable, is due to the Company's current loss situation.

                           PATENTS PENDING

On August 9, 2002, the Company filed a patent application with the U.S. Patent and Trademark Office, U.S. Serial Number 60/402,188, titled "Eggshell Microbial Agent and Method of Use." This patent is a result of the Company's investigation and development of bacterial retardant agents conducted over the past 3 years.

                      RELATED PARTY TRANSACTIONS

The Company was owed $19,649 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2003. FKSI owed $19,432 at April 30, 2002. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

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

CURRENT ASSETS/CURRENT LIABILITY RATIO

The ratio of current assets to current liabilities, 13.63 to 1, has remained substantially constant compared to 13.09 to 1 at April 30, 2002. Management believes it has sufficient current assets for the current year provided there is no adverse material changes in operations

WORKING CAPITAL/LIQUIDITY

During the nine-month period ending January 31, 2003, the Company experienced a decrease in working capital of $7,147. This is due to the loss position of the Company during the nine-month period ending January 31, 2003 and the use of funds to prosecute patents, the cost of which has been capitalized.

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

The Company anticipates an increase in accounting and legal fees due to new reporting requirements adopted by the Securities and Exchange Commission. The Company also intends to fully audit its financial statements for the fiscal year ending April 30, 2003.

The Company presently grants payment terms to customers and dealers of 30 days. The Company will not accept returns of products from its dealers except for exchange, but does guarantee the quality of its products to the end user.

As of January 31, 2003, the Company had $498,965 of current assets available. Of this amount, $59,992 was inventory and $86,823 was net trade receivables. Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2003 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, expenses increase or the receivables of the Company are impaired for any reason, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance.

Except for its operating capital needs, the Company has no material contingencies for which it must provide.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 became effective in the 3rd Quarter. The adoption of SFAS 146 is not expected to have a material impact on the Company's cash flows, financial position or results of operations.

In November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 requires a guarantor to include disclosure of certain obligations and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company adopted the disclosure requirements of Interpretation 45 effective December 31, 2002.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends certain provisions of SFAS 123 and is effective for fiscal years ending after December 15, 2002. The Company is currently assessing the impact of adoption of SFAS 148.

FORWARD-LOOKING STATEMENTS

This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company's business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors, risks inherit in marketing new products, as well as other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representative or warranty of any kind is given with respect to the accuracy of such forward-looking information. The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by independent public accountants.


Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK

The Company has not entered into any transactions using derivative financial instruments, nor has the Company invested in any instruments or securities which are subject to market fluctuations which could adversely affect the financial condition or operations of the Company.

(a) The management of the Company has prepared and is responsible for the integrity of the information presented in this Quarterly Report for the period ending January 31, 2003, including the Company's financial statements. These statements have been prepared in conformity with generally accepted accounting principals and include, where necessary, informed estimates and judgments by management.

(b) Within the 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Accounting Officer, of the effectiveness of the design and operation fo the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relation to the Company required to be included in the Company's periodic SEC filings.

(c) The Company maintains systems of accounting and internal controls, policies and procedures designed to provide assurance that assets are property accounted for, as well as to ensure that the financial records are reliable for preparing financial statements. The systems are augmented by qualified personnel and are reviewed on a periodic basis. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

(d) The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is the opinion of the Audit Committee that such controls, policies and procedures are effective to ensure that material information regarding the Company is presented in this Quarterly Report.

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

     (15) Letter dated March 11, 2003, regarding interim financial information. (iii)

     (18) Letter regarding change in accounting principals - none.

     (19) Reports furnished to security holders - none.

     (22) Published report regarding matters submitted to vote of security holders - none.

     (23) Consents of experts and counsel - none.

     (24) Power of Attorney - none.

     (27) Financial Data Schedule - none.

     (99) Additional Exhibits

        (a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 filed herewith

        (b) Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 filed herewith

(b) No Current Reports on Form 8K were filed during the period covered by this Report.

----------------------------

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

Biosynergy, Inc.


Date March 17, 2003           /s/ Fred K. Suzuki
                          -------------------------------------
                          Fred K. Suzuki
                          Chief Executive Officer, Chairman
                          of the Board, President and Treasurer


Date March 17, 2003           /s/ Laurence C. Mead
                          -------------------------------------
                          Laurence C. Mead
                          Vice President/Manufacturing and
                          Development, and Chief Accounting Officer




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

Dated: March 17, 2003
       --------------
                              /s/ Fred K. Suzuki
                              --------------------------------------
                              Fred K. Suzuki
                              Chairman of the Board, Chief Executive
                              Officer, President and Treasurer



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

Dated: March 17, 2003
       --------------
                              /s/ Laurence C. Mead
                              ----------------------------------------
                              Laurence C. Mead
                              Vice President/Manufacturing and
                              Development, and Chief Accounting Officer