Form 10-K
period 2003-04-30
BIOSYNERGY INC
filed 2003-07-30
CIK 715812

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended 4/30/03

                                   OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

Commission file number                             0-12459

Biosynergy, Inc.
(Exact name of registrant as specified in its charter)

Illinois                                           36-2880990
(State or other jurisdiction of     I.R.S. Employer Identification No.)
 incorporation or organization)

1940 East Devon Avenue, Elk Grove Village, Illinois   60007
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (847) 956-0471

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



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes[ ]   No[X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the registrant on April 30, 2003 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2003 was 14,215,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 15.

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

Although the Company did not enter into any agreements materially affecting its operations during Fiscal 2003, the Company experienced an increase in sales. The Company's sales of $675,413 were the highest since Fiscal 1982. However, the Company realized a loss of $5,516 for the fiscal year ending April 30, 2003 compared to a loss of $11,373 for Fiscal 2002 and a profit of $44,671 for Fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company did not introduce any new products in Fiscal 2003. The Company, however, continued its development and review of the proposed products described in "Thermographic and Thermometric Devices and Accessories" below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2003. However, the Company did not make any material sales to customers in the industrial markets. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.


Financial Information About Industry Segments
---------------------------------------------
The Company generated revenues from sales of the medical and laboratory products listed below in the medical and laboratory industry segment during the fiscal year ended April 30, 2003, 2002 and 2001. For a description of these products, see "Narrative Description of Business."

Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 2003, 2002 and 2001.


                                 Fiscal Year Ending
                                    April 30, 2003
                                 --------------------

Medical and                                               Percentage
Laboratory                        Sales of                 of Total
Products                          Product                    Sales
-------------------------        ------------             ----------

HemoTempR II BMD                 $585,503.00                 86.7%
TempTrendR TI                      34,645.00                  5.1%
HemoTempR BMD                      15,617.00                  2.3%
HemoTempR II Activator             15,526.00                  2.3%
TempTrendR II TTD                   8,396.00                  1.2%
Hemo-CoolTM JR & Accessories        5,601.00                   .8%
Hemo-CoolTM Jr II & Accessories     3,865.00                   .6%
LabTempR 40 ST                      2,795.00                   .4%
StaFreezR FTI                       1,841.00                   .3%
LabTempR 20 ST                      1,624.00                   .3%
                                ---------------            -------
                                 $675,413.00(2)             100.0%



                                   Fiscal Year Ending
                                      April 30,2002
                                   -------------------

Medical and                                                 Percentage
Laboratory                            Sales of               of Total
Products                               Product                Sales
-----------------------              -----------           -----------

HemoTempR II BMD                     $525,736.00              87.3%
TempTrendR TI                          31,253.00               5.2%
HemoTempR BMD                          16,929.40               2.8%
HemoTempR II Activator                  8,903.00               1.5%
TempTrendR II TTD                       7,649.50               1.3%
Hemo-CoolTM JR & Accessories            4,459.70               0.7%
LabTempR 40 ST                          3,196.00               0.5%
LabTempR 20 ST                          2,732.50               0.4%
StaFreezR FTI                           1,373.50               0.2%
Miscellaneous (1)                          72.00               0.1%
                                     ------------            --------
                                     $602,304.60(2)          100.0%


                                    Fiscal Year Ending
                                      April 30, 2001
                                    -------------------
Medical and                                                  Percentage
Laboratory                            Sales of                of Total
Products                              Products                  Sales
------------------------             -------------           ----------

HemoTempR II BMD                      $514,684.80              87.3%
TempTrendR TI                           26,349.50               4.5%
HemoTempR BMD                           15,880.00               2.7%
TempTrendR II TTD                        9,700.50               1.6%
HemoTempR II Activator                   7,937.00               1.4%
LabTempR 40 ST                           4,690.00                .8%
LabTempR 20 ST                           3,051.50                .5%
Miscellaneous (1)                        3,042.00                .5%
Hemo-CoolTM JR + Accessories             1,794.00                .3%
Vena-VueR VAD                            1,330.00                .2%
StaFreezR FTI                              957.50                .2%
                                     ---------------          -----------
                                      $589,416.80(2)          100.0%

--------------------------------
(1) Includes sales of LabTempR 60, L.C. Sheets, Tempa.SlideTM, and special order thermometric and thermographic consumer and laboratory products.
(2) Includes discounts and returns.

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


Thermographic and Thermometric Devices and Other Products.
----------------------------------------------------------
During the fiscal year ending April 30, 2003 the Company manufactured and marketed various medical, laboratory and consumer thermometric and thermographic devices and accessories. These products were sold to hospitals, clinical end-users, laboratories and product dealers.

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

10. Hemo-CoolTM Jr. and Hemo-CoolTM Jr. II Thermoelectric Blood Cooling/Storage Systems ("TBCSS") are self-contained, portable blood storage and shipping devices for use in shipping whole blood from the blood bank to surgery, in the hospital setting, or to other destinations outside the hospital. The devices operate similar to a portable refrigerator with a DC power supply, and are designed to maintain a constant temperature suitable for human blood. The cooling devices are portable and can be used for storage and shipping of various other biologicals that have to be maintained at a constant refrigerated temperature.

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

MANUFACTURING. The Company manufactures all of its products except for the HemoTempR II Activator, Hemo-Cool Jr. and Jr. II TBCSS and Temp-D-TekTM ITM. These products are manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has twenty-seven years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Because of these conditions, the Company has been forced to rely heavily on its own marketing and distribution efforts, rather than the use of the traditional product distributors, for a large portion of its sales. Nevertheless, the Company's primary distributor in the United States medical market, Fisher Scientific Company ("Fisher"), and the Company's other product distributors have increased their sales of the Company's products throughout the United States over the past few years. During Fiscal 2003, Fisher accounted for 44.15% of the Company's sales. Although it is difficult to predict the ultimate success of Fisher and other distributors in selling the Company's products, management believes this trend will continue.

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

As of April 30, 2003, the Company had $504,675 of current assets available. Of this amount, $66,447 was inventory, $111,620 was net trade receivables, and $309,512 represented cash and short-term cash investments.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2004 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, the receivables of the Company are impaired for any reason or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MAJOR CUSTOMERS. Fisher, the Company's primary independent product distributor, was directly responsible for 44.15% of the Company's net sales during the fiscal year ending April 30, 2003. No other customer or distributor accounted for 10% or more of the Company's net sales during the past fiscal year. At April 30, 2003, Fisher owed the Company $78,822. Management believes the loss of this distributor would materially reduce the revenues of the Company until the Company could retain the services of another major product distributor or the end users serviced by Fisher begin ordering directly from the Company.

BACKLOGS. The Company had $8,890 in backorders at April 30, 2003 compared to $1,495 at April 30, 2003.

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

RESEARCH AND DEVELOPMENT. During Fiscal 2003 and 2002, the Company spent $128,221, $129,067, and $109,864, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company had export sales of $13,290 during the last fiscal year, and export sales of $10,944 and $12,812 during the fiscal years ending in 2002 and 2001, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

ENVIRONMENTAL PROTECTION EXPENDITURES. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2004.

EMPLOYEES. The Company presently has four full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), two Vice Presidents, and a secretary/receptionist. The Company also has one part-time employee in the Research and Development Department.


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


Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------
None




                                   PART II
                                   -------

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters.
        --------------------------------------------------------------------

MARKET INFORMATION. Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock. During Fiscal 2000, trades of the common stock of the Company were also reported on the OTC Bulletin Board ("OTCBB"). The Company's common stock was deleted from the OTCBB on April 4, 2000 because the Company did not have current audited financial information on file with the Securities and Exchange Commission. Trading and pricing information for Fiscal 2001, 2002 and 2003 is not available to the Company.

HOLDERS. As of April 30, 2003, there were approximately 851 shareholders of record of the Company's common stock.

DIVIDENDS. The Company has never declared any dividends and does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

COMMON STOCK FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company entered into a Stock Option Agreement with Fred K. Suzuki, President and Chief Executive Officer of the Company. See "Item 11. Executive Compensation." The following table sets forth the aggregate number of shares to be issued upon exercise of the option, the weighted average exercise price and the number of additional shares remaining for future issuance:

Plan Category                 Number of shares to be  Weighed average exercise   Number of shares
                              issued upon exercise    price of outstanding       remaining available
                              of outstanding          options, warrants and      for future issuance
                              options, warrants and   rights
                              rights

                                       (a)                    (b)                      (c)

Equity compensation plans
approved by security holders            none                  none                     none

Equity compensation plans
not approved by security             2,591,000               $.025                     none
holders (1)

Total                                2,591,200               $.025                     none

(1) The Company granted this stock option to Mr. Suzuki to purchase $2,731,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. As of April 30, 2003, this option had been exercised to the extent of 140,000 shares. This option will terminate on November 12, 2004.


Item 6. Selected Financial Data
        -----------------------

                                       Fiscal Years Ending
                                       -------------------
                            2003         2002         2001        2000         1999
                         ---------    ---------    ---------    --------    ---------
Net Sales                $ 675,413    $ 602,305    $ 589,417    $558,729    $ 548,800
Other Revenues               6,571       10,914       19,855      15,964        3,812
Net Income/(Loss)           (5,516)     (11,373)      44,671      25,457       19,488

Net Income/(Loss)           (.0004)      (.0008)       .0032       .0018        .0014
per Share

Total Assets               581,849      576,560      574,539     527,227      507,396

Long Term Debt                   -            -            -           -            -

Stockholder Equity/
 (Deficit)                 535,695      537,711      542,359     497,688      487,234

Cash Dividends per Share         -            -            -           -            -


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         --------------------------------------------------

NET SALES. Net sales for the fiscal year ending April 30, 2003 were $73,108, or 12.14%, higher than the previous fiscal year, and $85,996, or 14.59%, higher than the fiscal year ending in 2001. The increase in sales during Fiscal 2003 was primarily due to increased sales of the Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $59,767, or 11.37%, in sales of its HemoTempR II product in Fiscal 2003 as compared to Fiscal 2002, and an increase of $11,051 as compared to Fiscal 2001.

OTHER REVENUES. During Fiscal 2003, the Company realized $4,573 of interest income derived from the investment of available cash in short term certificates of deposit. Interest income for Fiscal 2003 was $4,317 less than fiscal 2002 due to a decrease in interest rates on available investments. The Company also realized $1,998 in miscellaneous income from subleasing a portion of the Company's storage space. The Company did not reinvest in any certificates of deposit after February 24, 2003, the date the last certificate of deposit matured.

COSTS AND EXPENSES. Overall costs and expenses for the fiscal year ending April 30, 2003 increased by $62,998 compared to the fiscal year ending in 2002, and increased by $122,899 compared to the fiscal year ending in 2001. The increase in operating costs and expenses for Fiscal 2003 was generally related to increased production expenses, increased salaries and employee expenses, and increased legal fees and accounting fees. Generally, with the exception of the above expenses, the overhead of the Company has remained constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to than those of the last fiscal year.

COST OF SALES. As a percentage of net sales, the cost of sales was 31.47% for the fiscal year ending April 30, 2003, 31.73% for the fiscal year ending in 2002 and 32.42% for the fiscal year ending in 2001. The Company expects that the cost of sales as a percentage of net sales will remain substantially the same over the next fiscal year in the absence of a material decrease in sales or increase in raw material cost.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased during the fiscal year ending in 2003 by $846 or .66%, as compared to the fiscal year ending in 2002, and increased by $18,357, or 16.71%, as compared to the fiscal year ending in 2001. The Company is investigating certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. These expenses have remained constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business - Thermographic and Thermometric Devices and Accessories."

MARKETING EXPENSES. The Company's marketing expenses were $79,198 in 2003 and $77,850 in 2002, as compared to $59,603 for the fiscal year ending in 2001. The increase for fiscal 2003 was primarily due to increased employee health insurance costs, printing and advertising materials. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth. Included in marketing expenses for Fiscal 2003 are commissions related to an in-house salesperson.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative costs increased by $41,013 as compared to the 2002 fiscal year, and increased by $63,545 as compared to the fiscal year ending in 2001. The increase was primarily the result of increases in salaries, related employment expenses, including health insurance, and increased legal and accounting fees related to new securities regulations. The Company is also currently amortizing the cost of an automobile used primarily for marketing and research purposes. The Company's annual amortized rental expense has increased by approximately $4,000 since the Company extended the lease for its Elk Grove Village, Illinois facilities in January 2001. See "Financial Statements." Except for unforeseen extraordinary items and legal and accounting fees, it is unlikely general and administrative expenses will materially change during Fiscal 2004.

NET INCOME/LOSS. The Company experienced a net loss of $5,516 as compared to a net loss of $11,373 for Fiscal 2002 and income of $44,671 for Fiscal 2001. Although the Company experienced increased revenues during Fiscal 2003, the Company's expenses increased. In addition to the above items, the Company wrote down obsolete inventory of $9,683. See "Net Sales and Costs and Expenses" above.

As of April 30, 2003, the Company had net operating loss carryovers aggregating approximately 81,000. See "Financial Statements," for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 5 to the Financial Statements for the year ending April 30, 2003. See "Financial Statements."

ASSETS. Since April 30, 2002, the Company's assets have increased by $5,289. This is primarily due to increased accounts receivable offset by a decrease in cash resulting from the Company's loss position and use of cash for increased expenses. Other minor changes in specific items do not reflect transactions outside the ordinary course of business.

Effective November 12, 2001, but approved by the Board of Directors on March 21, 2002, the Company entered into a stock option agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 2,731,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. Mr. Suzuki exercised this option to the extent of 140,000 shares on September 30, 2002 for option price of $.025 per share, resulting in additional paid-in-capital of $3,500. This option will expire on November 12, 2004.

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2003 and $19,432 at April 30, 2002. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company.
Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

LIABILITIES. The Company's overall liabilities have increased by $7,305 since April 30, 2002. This increase represents ordinary fluctuations in operations and does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

CURRENT ASSETS/LIABILITIES RATIO. The ratio of current assets to current liabilities, 10.94 to 1, has decreased from 13.09 to 1 at April 30, 2002. The decrease in ratio of current assets to current liabilities does not represent a material change in the financial condition or operations of the Company, although it is reflective of an increase of $7,305 in current liabilities. In order to maintain the Company's asset/liability ratio, the Company's operations must return to profitability.

LIQUIDITY AND CAPITAL RESOURCES.  During the fiscal year ending April 30,
2003, the Company had a decrease in net working capital of $10,986. The decrease in net working capital is primarily due to the Company's operating losses sustained in fiscal 2003 and the use of cash assets for patent expenses.

Cash provided by operating activities was $11,725 during Fiscal 2003. Cash used in operating activities was $20,588 during Fiscal 2002 and cash provided by operating activities was $29,647 during Fiscal 2001. Although the Company experiences varying collection periods of its accounts receivable, the Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. On December 12, 2001, the SEC issued FR-60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation, including the judgments and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

The Company's accounting policies are disclosed in Note 1 to the Financial Statements for the year ending April 30, 2003. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

Use of Estimates - preparation of financial statements and conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The financial condition of the Company and results of operations may differ from the estimates and assumptions made by management in preparation of the Financial Statements accompanying this report.

Allowance for Bad Debts - The Company periodically performs credit evaluations of its customers and generally does not require collateral to support amounts due from the sale of its products. The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable.

Stock Options - The Company uses the intrinsic value method as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees. No compensation expense is recognized for stock options because the exercise price of the options is estimated to be at least equal to the market price of the underlying stock on the grant date.

FORWARD LOOKING STATEMENTS. This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company's business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors, as well as other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information. The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by the Company's independent public accountants.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Company has not entered into any transactions using derivative financial instruments, nor has the Company invested in any instruments or securities which are subject to market fluctuations which could adversely affect the financial condition or operations of the Company.


Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

The information required by this item is filed as a part of this report as described in Item 15.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ----------------------------------------------------------------

The Company retained the services of Blackman Kallick Bartelstein, LLP to audit the Company's annual Financial Statements as of April 30, 2003 and 2002, and to review the Company's quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company's accountants regarding accounting matters or financial disclosure.



                                   Part III
                                   ---------


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


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

The executive officers and directors of the Company are:

                               Positions                 Served in
Name                    Age    with Company              Office Since
--------------         ----    ---------------------     ------------------
Fred K. Suzuki           73    President, Treasurer,     February,1976 (1)
                               Director of Research
                               and Development,
                               Director of Marketing
                               and Sales, and Chairman
                               of the Board of Directors

Mary K. Friske           43    Vice President -          September, 1993
                               Administration,
                               Manager of Sales

Laurence Mead            41    Vice President -          April, 1994
                               Manufacturing,
                               Manager of Financial
                               and Product Development

Lauane C. Addis          47    Corporate Counsel,        February, 1984
                               Secretary and             December, 1985
                               Director                  February, 1987

James F. Schembri        68    Director                  November, 1990

------------------------------
(1) Mr. Suzuki did not serve as President from August 1982 through February 1983. Prior to October, 1984, Mr. Suzuki served as Treasurer of the Company, and was once again appointed Treasurer on June 30, 1991.


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

LAUANE C. ADDIS, Secretary and Director. Mr. Addis is currently a member of the law firm Stahl Cowen Crowley LLC, Chicago, Illinois. Mr. Addis served the Company from February, 1984 to December, 1985 as its Vice President - Finance and Chief Financial Officer on a part-time basis and was employed in the equivalent capacity on a part-time basis by Stevia. From December, 1985 thru June, 1991, Mr. Addis also served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company and as President of Stevia. In July, 1991, Mr. Addis resigned from these positions to return to the full-time private practice of law. Mr. Addis is also an officer and director of FKSI, an affiliate of the Company, and served as the Secretary and a director of Stevia until its dissolution on April 16, 1999. Mr. Addis graduated from Andrews University with a B.A. in History and Business Administration in June, 1978. He received his Doctor of Jurisprudence from Baylor University in 1981 and his Master of Laws in Taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado, Illinois and Texas Bar Associations.

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


Item 11. Executive Compensation.
         ----------------------

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2003, 2002 and 2001 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

                                                      Summary Compensation Table
                                             -------------------------------------------
                                 Annual Compensation                  Long Term Compensation/Awards
                        --------------------------------------    -----------------------------------------------
Name and                                           Other          Restricted  Securities
Principal                                          Annual         Stock       Underlying    LTIP     All Other
Position                Year  Salary   Bonus   Compensation(1)    Awards      Options/SARS  Payouts  Compensation
---------------------   ----  -------  ------  ---------------    ----------  ------------  -------  ------------
Fred K. Suzuki          2003  $80,000  $5,000               -             -             -         -            -
President,              2002  $80,000  $5,000               -             -             -         -            -
Chairman of             2001  $76,608       -               -             -             -         -            -
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

Stock Options
-------------

On November 12, 1998, the Company entered into a Stock Option Agreement ("Stock Option I"), described below, with Fred K. Suzuki, President of the Company. Stock Option I terminated by its terms on November 12, 2001. Effective November 12, 2001, but approved by the Board of Directors on March 21, 2002, another Stock Option ("Stock Option II"), described below, was granted to Fred K. Suzuki. No other stock options were granted to the Chief Executive Officer or the Company's four other most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus for fiscal year 2003 exceeded $100,000. Mr. Suzuki exercised this option to the extent of 140,000 shares on September 30, 2002 resulting in additional paid-in-capital of $3,500. This option will expire on November 12, 2004. The following table sets forth the aggregate value as of April 30, 2003 of unexercised options held by such individuals.








             Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values
            ----------------------------------------------------
                                          Number of          Value of
                                          Shares underlying  Unexercised
                                          Unexercised        In-the-Money
                                          Options at         Options/SARS
                Shares                    Fiscal Year        At Fiscal
                Acquired                  End (#)            Year-End
                On           Value        Exercisable/       Exercisable/
Name            Exercise (#) Realized ($) Unexercisable      Unexercisable
--------------  ------------ ------------ ------------------ --------------
Fred K. Suzuki
President and
Chairman of
the Board

Stock
Option I(1)       140,000         0          2,591,000/0          $0/0

-------------------
(1) Effective November 12, 2001, but approved by the Board of Directors on March 21, 2002, the Company entered into a Stock Option Agreement with Fred
K. Suzuki, President, granting Mr. Suzuki an option to purchase 2,731,000 shares of the Company's common stock at an option price of $0.025 per share.
 The option is subject to several contingencies, including, but not limited to Shareholder approval. Management believes this option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of a corporate capital reorganization.
 As of April 30, 2003, this option had been exercised to the extent of 140,000 Shares. This option will terminate on November 12, 2004.




COMPENSATION COMMITTEE. The Company does not have a Compensation Committee of its Board of Directors. The Board of Directors makes all decisions concerning the President's compensation including, but not limited to, the granting of options to acquire common stock of the Company. The President of the Company, Fred K. Suzuki, has the sole authority, as granted by the Board of Directors, to make compensation decisions for other employees of the Company other than the granting of Options to acquire securities of the Company. The directors of the Company received no compensation for service to the Company in such capacity, but are reimbursed for their out of pocket costs and expenses.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

The following table sets forth information as of April 30, 2003, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.


                                        Amount and Nature
                Name and Address        of Beneficial      Percent of
Title of Class  of Beneficial Owner     Ownership          Class
--------------  --------------------    -----------------  -----------
Common Stock    Fred K. Suzuki          4,906,146 shares   34.51%
                710 S. Kennicott        of record and
                Arlington Heights,      beneficial (1)
                Illinois 60005

Common Stock    F.K. Suzuki Inter-      4,497,146 shares   31.63%
                national, Inc.          of record and
                1940 E. Devon Ave.      beneficial
                Elk Grove Village, IL
                60007

Common Stock    Lauane C. Addis         4,506,146 shares   31.70%
                1819 Orleans Circle     of record and
                Elk Grove Village, IL   beneficial (2)
                60007

Common Stock    James F. Schembri       1,799,500 shares   12.66%
                19115 W. Eight Mile Rd. of record and
                Detroit, MI 48219       beneficial (3)

Common Stock    Mary K. Friske (4)      1,000 shares of      .01%
                940 Bradley Court       record and
                Palatine, IL 60074      beneficial

Common Stock    Laurence C. Mead (5)    1,250 shares of      .01%
                1151 Warwick Cir. North record and
                Hoffman Estates IL      beneficial
                60194

Common Stock    All directors and       6,716,896          47.25%
                officers as a
                group (5 members)
----------------------
   (1) Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 35.6% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 409,000 shares of the company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control 4,497,146 shares which are owned by FKSI. The above table does not include an option granted to Mr. Suzuki to acquire 2,591,000 shares of the Company's common stock at $0.025 per share. See "Executive Compensation" and "Certain Relationships and Related Party Transactions."

   (2) Mr. Addis personally owns 9,000 shares of the outstanding Common Stock of the Company. In addition, Mr. Addis owns 32.7% of the outstanding Common Stock of FKSI, which owns 31.63% of the Common Stock of the Company. Mr. Addis is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares owned by FKSI.

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


Item 13.  Certain Relationships and Related Party Transactions.
          ----------------------------------------------------

During the fiscal year ending April 30, 2003, the Company shared common office expenses, including legal fees, with F.K. Suzuki International, Inc. ("FKSI"). It is believed by management that by sharing these common expenses with FKSI, they will be reduced and kept at minimum levels. As of April 30, 2003, FKSI owed $19,699 to the Company in connection with the shared common expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Effective November 12, 2001, the Company granted an option to Mr. Suzuki to purchase all or a portion of 2,731,000 shares of the Company' common stock at a purchase price of $0.025 per share. This option is subject to several contingencies including, but not limited to, shareholder approval. As of April 30, 2003, this option was exercised to the extent of 140,000 shares on September 30, 2002. See "Executive Compensation."

Lauane C. Addis, Secretary and Director, a member of the law firm of Stahl Cowen Crowley LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley LLC, in the future. During Fiscal 2003, the Company paid $24,624.89 in legal fees to the law firm, some of which inured to the benefit of Mr. Addis in the form of distributions. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.


Item 14.  Controls and Procedures
          -----------------------

(a) The management of the Company has prepared and is responsible for the integrity of the information presented in this Annual Report for the period ending April 30, 2003, including the Company's financial statements. These statements have been prepared in conformity with generally accepted accounting principals and include, where necessary, informed estimates and judgments by management.

(b) Within the 90 days prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Accounting Officer, of the effectiveness of the design and operation fo the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be included in the Company's periodic SEC filings.

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

(d) The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is the opinion of the Audit Committee that such controls, policies and procedures are effective to ensure that material information regarding the Company is presented in this Annual Report.



                                 PART IV
                              --------------


Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K
          ----------------------------------------------------------------

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

        Balance sheets for the fiscal years ending April 30, 2002 and 2003.

        Statements of operations for the fiscal years ending April 30, 2001, 2002 and 2003.

        Statements of Shareholders' Equity (Deficit) for the fiscal years April 30, 2001, 2002 and 2003.

        Statements of Cash Flows of the Company for fiscal years ending April 30, 2001, 2002 and 2003.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

        No financial schedules for the fiscal years ending April 30, 2003, 2002 and 2001 are submitted.

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

     2. Plan of Acquisition, reorganization, arrangement, liquidation or accession - none.

     3a.     Articles of Incorporation and By-Laws (1)

     4. Instruments Defining the Rights of Security Holders, Including Indentures - none.

     9.      Voting Trust Agreements - none.

     10.  Material Contracts

           (a) Stock Option Agreement, dated November 12, 2001, between the Company and Fred K. Suzuki (2)

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

     19.  Previously Unfiled Documents - none.

     22.  Subsidiaries of Registrant - none.

     23. Published Report Regarding Matters Submitted to Vote of Security Holders - none.

     24.  Consent of Experts and Counsel - none.

     25.  Power of Attorney - none.

     (99) Additional Exhibits

            (a) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 filed herewith
            (b) Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 filed herewith
---------------------------

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

(2) Incorporated by reference to the Company's Annual Report on Form 10K for fiscal ending April 30, 2002 filed with the Securities and Exchange Commission.







                                 SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

REGISTRANT:  BIOSYNERGY, INC.


/s/ Fred K. Suzuki                     July 28, 2003
-----------------------------------    --------------------
Fred K. Suzuki, Chairman of the         Date
Board of Directors and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities on the dates indicated.


/s/ Fred K. Suzuki                    July 28, 2003
---------------------------------     ---------------------
Fred K. Suzuki, Chairman of the       Date
Board of Directors, President,
Treasurer and Chief Accounting
Officer


/s/ Lauane C. Addis                    July 28, 2003
--------------------------------       ---------------------
Lauane C. Addis, Secretary             Date
and Director










                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred K. Suzuki, certify that:

1. I have reviewed this quarterly report on Form 10-K of Biosynergy, Inc., registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 28, 2003

                              /s/ Fred K. Suzuki
                              --------------------------------------
                              Fred K. Suzuki
                              Chairman of the Board, Chief Executive
                              Officer, President and Treasurer








                  CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1. I have reviewed this annual report on Form 10-Q of Biosynergy, Inc., registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 28, 2003

                              /s/ Laurence C. Mead
                              -----------------------------------------
                              Laurence C. Mead
                              Vice President/Manufacturing and
                              Development, and Chief Accounting Officer




















                              Biosynergy, Inc.

                                 Years Ended
                        April 30, 2003, 2002 and 2001


























                          C o n t e n t s
                          ---------------


                                        Reference        Page
                                        ---------        ----

   Independent Auditor's Report                             1

   Balance Sheets                       Exhibit A         2-3

   Statements of Operations             Exhibit B           4

   Statements of Stockholders' Equity   Exhibit C           5

   Statements of Cash Flows             Exhibit D           6

   Notes to Financial Statements                         7-14











                  Independent Auditor's Report
                  ----------------------------

Board of Directors and
Stockholders
Biosynergy, Inc.
Elk Grove Village, Illinois


We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2003.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2003 and 2002, and the results of its operations and its cash flows for the year ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying statements of operations, stockholders' equity and cash flows of Biosynergy, Inc. for the years ended April 30, 2002 and 2001 were not audited by us and, accordingly, we do not express an opinion on them.

                                   S/Blackman Kallick Bartelstein, LLP

May 22, 2003
Chicago, Illinois




                         Biosynergy, Inc.

                          Balance Sheets

                     April 30, 2003 and 2002

                              Assets
                              ------

                                                                2003       2002
                                                              --------   --------
Current Assets
   Cash                                                       $309,512    $ 37,874
   Short-term investment                                             -     275,016
         Accounts receivable - Trade (Net of allowance for
           doubtful accounts of $500 in 2003 and 2002)          111,62     121,254
         Inventories                                            66,447      59,629
         Prepaid expenses                                        17,09      13,768
         Interest receivable                                         -         815
                                                              --------    --------
                Total Current Assets                            504,67     508,356
                                                              --------    --------
Due from Affiliates                                             19,699      19,432
                                                              --------    --------
   Equipment and Leasehold Improvements
         Equipment                                             133,872     132,556
         Leasehold improvements                                 15,140      15,140
                                                              --------    --------
                                                               149,012     147,696
         Less accumulated depreciation and amortization        126,561     116,928
                                                              --------    --------
             Total Equipment and Leasehold Improvements, Net    22,451      30,768
                                                              --------    --------

   Other Assets
         Patents pending                                        29,009      11,989
         Deposits                                                6,015       6,015
                                                              --------    --------
                   Total Other Assets                           35,024      18,004
                                                              --------    --------
                                                              $581,849    $576,560
                                                              ========    ========

The accompanying notes are an integral part of the financial statements.

                                                       Exhibit A







               Liabilities and Stockholders' Equity
               ------------------------------------

                                                       2003      2002
                                                     --------  --------
Current Liabilities
     Accounts payable                                $ 15,455  $  9,658
     Accrued compensation and payroll taxes             9,546     8,152
     Deferred rent                                      3,190     2,750
     Other accrued expenses                             2,338     3,286
     Accrued vacation                                  15,625    15,003
                                                     --------  --------
                   Total Current Liabilities           46,154    38,849
                                                     --------  --------


Stockholders' Equity (Deficit)
 Common stock - No par value; 20,000,000 authorized,
 issued 14,215,511 shares as of April 30, 2003 and
 14,075,511 shares as of April 30, 2002               642,888   639,388
         Additional paid-in capital                       100       100
         Accumulated deficit                         (107,293) (101,777)
                                                     --------  --------
                Total Stockholders' Equity            535,695   537,711
                                                     --------  --------
                                                     $581,849  $576,560
                                                     ========  ========

                                                       Exhibit B




                         Biosynergy, Inc.

                     Statements of Operations

           Years Ended April 30, 2003, 2002 and 2001


                                                          2003        2002        2001
                                                         Audited    Unaudited  Unaudited
                                                       ----------  ----------  ----------
Net Sales                                                $675,413    $602,305    $589,417
   Cost of Sales                                          212,492     191,099     191,090
                                                       ----------  ----------  ----------

   Gross Profit                                           462,921     411,206     398,327
                                                       ----------  ----------  ----------

Operating Expenses
   Marketing                                               79,198      77,850      59,603
   General and administrative                             267,589     226,576     204,044
   Research and development                               128,221     129,067     109,864
                                                       ----------  ----------  ----------
        Total Operating Expenses                          475,008     433,493     373,511
                                                       ----------  ----------  ----------

Loss (Income) from Operations                             (12,087)    (22,287)     24,816
                                                       ----------  ----------  ----------
Other Income
   Interest income                                          4,573       8,890      16,182
   Other income                                             1,998       2,024       3,673
                                                       ----------  ----------  ----------

        Total Other Income                                  6,571      10,914      19,855
                                                       ----------  ----------  ----------

Net (Loss) Income                                      $   (5,516) $  (11,373) $   44,671
                                                       ==========  ==========  ==========

Net (Loss) Income Per Common Stock -
     Basic and Diluted                                 $        -  $        -   $       -
                                                       ==========  ==========  ==========

Weighted-Average Common Stock Outstanding              14,156,856  14,068,878  13,806,511
                                                       ==========  ==========  ==========





The accompanying notes are an integral part of the financial statements.

                                                              Exhibit C

                         Biosynergy, Inc.

                Statements of Stockholders' Equity

           Years Ended April 30, 2003, 2002 and 2001


                                      Common Stock       Additional
                                   --------------------  Paid-In    Accumulated
                                   Shares       Amount   Capital    Deficit     Total
                                   ---------  ---------  ---------  ----------  --------
Balance, April 30, 2000
   (Unaudited)                     13,806,511  $632,663  $     100  $(135,075)  $497,688

Net Income                                  -         -          -     44,671     44,671
                                   ----------  --------  ---------   --------   --------

Balance, April 30, 2001
   (Unaudited)                     13,806,511   632,663        100    (90,404)   542,359

Stock Option Exercise                 269,000     6,725          -          -      6,725

Net Loss                                    -         -          -    (11,373)   (11,373)
                                   ----------  --------  ---------   --------   --------

Balance, April 30, 2002
     (Audited)                     14,075,511   639,388        100   (101,777)   537,711

Stock Option Exercise                 140,000     3,500          -          -      3,500

Net Loss                                    -         -          -     (5,516)    (5,516)
                                   ----------   -------   --------   --------   --------

Balance, April 30, 2003
     (Audited)                     14,215,511  $642,888   $    100  $(107,293)  $535,695
                                   ==========  ========   ========  =========   ========


The accompanying notes are an integral part of the financial statements.

                                                       Exhibit D

                         Biosynergy, Inc.

                     Statements of Cash Flows

          Years Ended April 30, 2003, 2002 and 2001


                                                              2003      2002      2001
                                                            Audited   Unaudited  Unaudited
                                                           ---------  ---------  ---------
Cash Flows from Operating Activities
    Net (loss) income                                      $  (5,516) $ (11,373) $  44,671
                                                           ---------  ---------  ---------
    Adjustments to reconcile net (loss) income
      to cash provided by (used in) operating activities -
        Depreciation and amortization                          9,633      2,918      8,002
      Changes in assets and liabilities
        Accounts receivable                                    9,634    (15,833)   (27,304)
         Interest receivable                                     815      6,597     (3,913)
         Inventories and prepaid expenses                    (10,146)    (9,566)     5,570
         Accounts payable and accrued expenses                 7,305      6,669      2,621
                                                           ---------  ---------  ---------
              Total Adjustments                               17,241     (9,215)   (15,024)

              Net Cash Provided by (Used in)
               Operating Activities                           11,725    (20,588)    29,647
                                                           ---------  ---------  ---------


Cash Flows from Investing Activities
   Advances to affiliated companies                             (267)      (349)      (218)
   Purchase of equipment                                      (1,316)    (3,207)      (304)
   Patents pending                                           (17,020)    (6,444)    (5,545)
   Proceeds from sale (purchase) of short-term
     investments                                             275,016     (3,091)   (12,269)
                                                           ---------  ---------  ---------
            Net Cash Provided by (Used in)
              Investing Activities                           256,413    (13,091)   (18,336)
                                                           ---------  ---------  ---------
Net Cash Provided by Financing Activities -
   Proceeds from exercise of stock option by officer           3,500      6,725          -
                                                           ---------  ---------  ---------
Increase (Decrease) in Cash                                  271,638    (26,954)    11,311

Cash, Beginning of Year                                       37,874     64,828     53,517
                                                           ---------  ---------  ---------
Cash, End of Year                                          $ 309,512  $  37,874  $  64,828
                                                           =========  =========  =========
Supplemental Disclosure:
    Cash paid for interest                                 $       -  $       -  $       -
                                                           =========  =========  =========

The accompanying notes are an integral part of the financial statements.

                         Biosynergy, Inc.

                   Notes to Financial Statements

           Years Ended April 30, 2003, 2002 and 2001


   Note 1 - Company Organization and Description

   Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the Hemo Temp II Blood Monitoring Device, accounted for approximately 87% of the sales in each of the three years ending April 30, 2003. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


   Note 2 - Summary of Significant Accounting Policies

   Inventories
   -----------
   Inventories are valued at the lower of cost using the FIFO
   (first-in, first-out) method or market.

   Depreciation and Amortization
   -----------------------------
   Equipment and leasehold improvements are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over 10 years or the term of the lease, if less; equipment is depreciated over 5 to 10 years.

   Revenue Recognition
   -------------------
   The Company recognizes net sales revenue upon the shipment of product to customers.

   Research and Development and Patents
   ------------------------------------
   Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and once obtained, amortized over the life of the respective patent on the straight-line method.

   Stock Options
   -------------
   The Company uses the intrinsic value method, as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees. No compensation expense is recognized for stock options because the exercise price of the options is estimated to be at least equal to the market price of the underlying stock on the grant date.

   Use of Estimates
   ----------------
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Income (Loss) Per Common Share
   ------------------------------
   The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net loss per common share is the same for the years ended April 30, 2003 and 2002, as the common stock equivalents of the Company were anti-dilutive.

   Fair Value of Financial Instruments
   -----------------------------------
   The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of April 30, 2003, approximates their carrying value.

   Comprehensive Income (Loss)
   ---------------------------
   The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income
   (loss) include amounts that, under SFAS No. 130, are included in the comprehensive income (loss) but are excluded from net income (loss). There were no significant differences between the Company's net (loss) income and comprehensive (loss) income.

   Income Taxes
   ------------
   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. In addition, a valuation allowance can be provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has established a full valuation allowance on the aforementioned deferred tax assets due to the uncertainty of realization. (See Note 5.)

   Recent Accounting Pronouncements
   ---------------------------------
   The Company adopted Financial Accounting Standards Board
   (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The adoption of SFAS No. 141 and 142 did not have an impact on the Company's financial position or results of operations, as the Company does not currently hold any goodwill and only has other intangibles consisting of unamortized patent pending costs.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flows estimation for impairment testing. The adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 became effective in the quarter ending January 31, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's cash flows, financial position or results of operations.

   Note 2 - Summary of Significant Accounting Policies

   --------------------------------------------
   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires a guarantor to include disclosure of certain obligations and, if applicable, at the inception of the guarantee, to recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement, which is effective for years beginning after December 15, 2002, amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.
   In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. The adoption of the disclosure-only provisions of SFAS No. 148 did not have a material impact upon the Company. The Company has elected to continue to account for stock-based compensation using the intrinsic value method.

   In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN No. 46 to have a material effect on its results of operations, financial condition or cash flows.

   Reclassification
   -----------------
   Certain items in prior year financial statements have been reclassified to conform to the presentation used in fiscal 2003.

   Note 3 - Short-Term Investment

   In November 2001, the Company invested $275,016 in a 90-day certificate of deposit, pending its use. This certificate of deposit provided for interest at 1.85%. The certificate of deposit was renewed in February 2002 at an interest rate of 1.75%. In May 2002, the Company invested $250,000 in a 270-day certificate of deposit at an interest rate of 2.2%. This certificate of deposit matured on February 24, 2003 and was not renewed.


   Note 4 - Inventories

   Components of inventories are as follows:

                                    2003        2002
                                  ---------  ---------
          Raw materials           $ 31,078   $ 35,953
          Work-in-progress          14,038      5,429
          Finished goods            21,331     18,247
                                  --------   --------
                                  $ 66,447   $ 59,629
                                  ========   ========


   Note 5 - Income Taxes

   The components of deferred income taxes are as follows as of April 30, 2003:

                                                2003       2002
                                            ---------   ----------
      Deferred Tax Assets (Liabilities)
         Net operating loss carryforwards   $  12,144   $  10,438
         Other                                  3,182           -

      Less:  Valuation allowance              (15,326)    (10,438)
                                            ---------   ---------

         Net Deferred Tax Assets            $       -   $      -
                                            =========   =========

   The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:


                                             Year Ended April 30,
                                           2003       2002      2001
                                         --------  ---------  --------
     U.S. federal statutory tax rate      (34.0)%     (3.0)%    34.0%
     Utilization of net operating loss
       carryforwards-                         -      (34.0)
          Change in valuation allowance    34.0       34.0         -
                                          -------    -------   -------
          Consolidated Effective Tax Rate     - %        - %       - %
                                          =======    =======   =======

   As of April 30, 2003, the Company has approximately $81,000 of net operating loss carryforwards expiring between 2004 and 2017 for U.S. federal income tax purposes. A valuation allowance has been established as of April 30, 2003 and 2002 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.


   Note 6 - Stock Options

   On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. The extended option remains subject to several contingencies, including, but not limited to, stockholder approval. On September 30, 2002, this option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500.

   The Company's stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange. The Company estimates the price at which the option was granted to the President, was at or above market value per share of common stock on the date of grant, based on the limited historical trade activity.

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." Accordingly, no employee compensation expenses had been recognized for the above grant. Had employee compensation expense for the grant been recorded in the financial statements, consistent with provisions of SFAS No. 123, net (loss) income for fiscal years 2003, 2002 and 2001 would have been the same.


   Using the Black-Scholes option pricing model, The option extended grant on November 12, 2001 did not result in any intrinsic value using the Black-Scholes option pricing model. Therefore, no pro forma net loss or loss per share is applicable. In order to arrive at this determination, using the Black-Scholes option pricing model, the following weighted average assumptions were used for the period ended April 30, 2002:

                                                         Risk-Free
                     Options  Exercise Expected Dividend Interest
Date of Issuance     Issued   Price    (Years)  Yield    Rate      Volatility
------------------- --------- -------- -------- -------- --------  ----------
November 12, 2001   2,731,000  $.025      3       0.00%    .0%        .001


   Note 7 - Related Party Transactions

   The Company and its affiliates are related through common stock ownership as follows as of April 30, 2003:

                                          Stock of Affiliates
                                  ----------------------------------
                                              F.K. Suzuki
                                  Biosynergy, International, Medlab,
                                     Inc.         Inc.         Inc.
                                  ----------- -------------- -------
F.K. Suzuki International, Inc.      31.6%         -  %       100.0%
Fred K. Suzuki, Officer               2.9         35.6           -
Lauane C. Addis, Officer              .1          32.7           -
James F. Schembri, Director          12.6          -             -
Mary K. Friske, Officer               .1            .2           -
Laurence C. Mead, Officer             .1           4.0           -


   As of April 30, 2003 and 2002, $19,699 and $19,432,
   respectively, was due from F.K. Suzuki International, Inc.
   (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of April 30, 2003, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets., including a portion of its ownership in the Company.

   Note 8 - Lease Commitments

   In 2001, the Company entered a five- year extension of the lease agreement for its current facilities which expires January 31, 2006. The base rent under the extended lease escalates over the life of the lease. Total rent payments for each fiscal year are as follows:

                                    Total Base Rent
                                    ---------------
         Year ending April 30:
                          2004       $    74,250
                          2005            75,900
                          2006            56,925

   Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $73,700, $72,050 and $69,833 for the fiscal years ending April 30, 2003, 2002 and 2001, respectively. The lease can be extended for an additional five-year term.


   Note 9 - Major Customers

   Shipments to one customer amounted to approximately 44%, 42% and 43% of sales in fiscal years 2003, 2002 and 2001, respectively. As of April 30, 2003 and 2002, there were outstanding accounts receivable from this customer of approximately $78,122 and $70,037, respectively.


   Note 10 - Correction of Accounting Error

   The Company did not accrue for vacation expenses covered by employees during fiscal years 2003 and 2002. Beginning retained earnings as of April 30, 2000 was decreased by $15,003 and accrued vacation has been established by a like amount to account for this oversight. Accrued vacation has been adjusted to the actual amount due to employees as of April 30, 2003 with the expense charged to current operations.


                                -4-