Form 10-Q
period 2003-07-31
BIOSYNERGY INC
filed 2003-09-16
CIK 715812

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   July 31,2003
								--------------
       ( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

                For the transition period from _______ to _________

                Commission file number         0 -12459
                                         --------------------

                           Biosynergy, Inc.
   ----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

         Illinois                                     36-2880990
  -------------------------------------------    ------------------
(State or other jurisdiction of incorporation    (IRS Employer
  or organization)                                Identification No.)

      1940 East Devon Avenue, Elk Grove Village, Illinois  60007
  -------------------------------------------------------------------
               (Address of principal executive offices)

                            847-956-0471
                     ---------------------------
                     (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  (X)    No  ( )


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
14,215,511

Transitional Small Business Disclosure Format (Check one):
   Yes(X)    No ( )

SEC 2334 (8-03))         PERSONS WHO ARE TO RESPOND TO THE
                         COLLECTION OF INFORMATION CONTAINED IN THIS
                         FORM ARE NOT REQUIRED TO RESPOND UNLESS THE
                         FORM DISPLAYS A CURRENTLY VALID OMB CONTROL
                         NUMBER.

                           BIOSYNERGY, INC.

                    PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                            Balance Sheets

                                ASSETS

                                            July 31, 2003    April 30,2003
                                              Unaudited         Audited
                                            -------------    -------------
Current Assets
  Cash                                            303,044          309,512
  Accounts receivable, Trade (Net of              129,242          111,620
    allowance for doubtful accounts of $500
    at July 31, 2003 and April 30, 2003)
  Inventories                                      55,011           66,447
  Prepaid expenses                                 18,992           17,096
                                                  -------          -------
               Total Current Assets               506,289          504,675
                                                  -------          -------

Due from Affiliates                                20,585           19,699
                                                  -------          -------
Equipment and Leasehold Improvements
  Equipment                                       136,703          133,872
  Leasehold improvements                           15,896           15,140
                                                  -------          -------
                                                  152,599          149,012

  Less accumulated depreciation and
   amortization                                  (128,548)        (126,561)
                                                 --------         --------
  Total Equipment and Leasehold
   Improvements, Net                               24,051           22,451
                                                 --------         --------
Other Assets
 Pending Patents                                   33,500           29,009
 Deposits                                           6,015            6,015
                                                 --------         --------
       Total Other Assets                          39,515           35,024

                                                  590,440          581,849
                                                 ========         ========

The accompanying notes are an integral part of the financial statements.

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current Liabilities
       Accounts payable                           34,767           15,455
       Accrued compensation and payroll taxes      4,608            9,546
       Deferred rent                               3,300            3,190
       Other accrued expenses                      3,304            2,338
       Accrued vacation                           17,486           15,625
                                                  ------           ------
        Total Current Liabilities                 63,465           46,154

Shareholders' Equity
   Common stock, No par value; 20,000,000
     authorized shares issued: 14,215,511
     Shares at July 31, 2003 and at April
     30, 2003                                    642,988          642,988
       Accumulated deficit                      (116,013)        (107,293)
                                                ---------        ---------

        Total Shareholders' Equity               526,975          535,695
                                                ---------        ---------
                                                 590,440          581,849

The accompanying notes are an integral part of the financial statements.

                           Biosynergy, Inc.

                       Statements of Operations


                                                                        Three Months Ended July 31

                                                                            2003               2002
                                                                         Unaudited          Unaudited
                                                                       ------------      -------------
Net Sales                                                              $    196,354       $   172,918
Cost of Sales                                                                56,170            49,920
                                                                            -------           -------
Gross Profit                                                                140,184           122,998
                                                                            -------           -------
Operating Expenses
     Marketing                                                               20,016            21,198
     General and administrative                                             106,237            55,541
     Research and development                                                23,190            33,806
          Total Operating Expenses                                          149,443           110,545
                                                                            -------           -------
Loss (Income) from Operations                                                (9,259)           12,453
                                                                            -------           -------
Other Income
     Interest income                                                            --              1,941
     Other income                                                               539               543
                                                                            -------           -------
       Total Other Income                                                       539             2,484
                                                                       ------------      ------------
Net (Loss) Income                                                      $     (8,720)     $     14,937

Net (Loss) Income Per Common Stock -                                   $        -        $       -
 Basic and Diluted
 Weighted-Average Common Stock Outstanding-Basic                         14,215,511        13,806,511
 Weighted-Average Common Stock Outstanding-Diluted                       14,215,511        16,537,511



The accompanying notes are an integral part of the financial statements.

                           BIOSYNERGY, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY

                   THREE MONTHS ENDED JULY 31, 2003

                              Unaudited


                                           Common Stock       Additional
                                     -----------------------  Paid-in
                                      Shares          Amount  Capital       Deficit    Total
                                     ----------   ----------  ----------  ---------- ---------
Balance, May 1, 2003                 14,215,511     $642,888        $100  $(107,293)  $535,695

Net Profit (Loss)                        -             -              -      (8,720)    (8,720)
                                     ----------     --------       -----  ----------  --------
Balance, July 31, 2003               14,215,511     $642,888        $100  $(116,013)  $526,975


The accompanying notes are an integral part of the financial statements.

                           BIOSYNERGY, INC.

                       STATEMENTS OF CASH FLOWS



                                                                Unaudited
                                                        THREE MONTHS ENDED JULY 31,
                                                        ---------------------------
                                                            2003           2002
                                                        ------------  ------------
Cash Flows from Operating Activities
  Net (loss) income                                          $(8,720)      $14,937
  Adjustments to reconcile net (loss) income to cash
   provided by (used in) operating activities
    Depreciation and amortization                              1,987         1,961
    Changes in assets and liabilities
      Accounts receivable                                    (17,622)       17,145
      Inventories                                             11,436         1,055
      Prepaid expenses                                        (1,896)        3,466
      Accounts payable and accrued expenses                   17,311        (2,771)
                                                            --------      --------
        Total Adjustments                                      2,496        35,793
                                                            --------      --------
        Net Cash Provided By (Used In)
         Operating Activities                                  2,496        35,793
                                                            --------      --------

Cash Flow from Investing Activities
   Advances to affiliated companies                             (886)          -
   Patents pending                                            (4,491)       (5,320)
   Equipment and leasehold improvements                       (3,587)          -
   Interest receivable                                           -            (712)
   Decrease in short-term investment                             -          25,016
                                                            --------      --------
        Net Cash Provided by (Used in)
          Investing Activities                                (8,964)       18,984
                                                            --------      --------
Net Cash Provided by Financing Activities                       -             -

Decrease) Increase in Cash and Cash Equivalents               (6,468)       54,777
                                                            --------      --------

Cash and Cash Equivalents, Beginning Period                 $309,512       $37,874
                                                            --------      --------
Cash and Cash Equivalents at End of Period                  $303,044       $92,651


The accompanying notes are an integral part of the financial statements.

                           Biosynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2003

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2003 Annual Report to Shareholders.
The results of operations for the three months ended July 31, 2003 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the Hemo Temp II Blood Monitoring Device, accounted for approximately 89% of the sales during the quarter ending July 31, 2003. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


Note 2 - Summary of Significant Accounting Policies

Receivables
-----------
Receivables are carried at original invoice less estimates made for doubtful receivables. Management determines the allowances for doubtful accounts be reviewing and identifying troubled accounts on a periodic basis and by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding of more than 90 days. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

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

Income (Loss) Per Common Share
------------------------------
The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net loss per common share is the same for the three months ended July 31, 2003 as the common stock equivalents of the Company were anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of July 31, 2003, approximates their carrying value.

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

Recent Accounting Pronouncements
--------------------------------
The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The adoption of SFAS No. 141 and 142 did not have an impact on the Company's financial position or results of operations, as the Company does not currently hold any goodwill and only has other intangibles consisting of unamortized patent pending costs.

--------------------------------
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flows estimation for impairment testing. The adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No.
46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired

---------------------------------
after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June
15, 2003. The Company does not expect FIN No. 46 to have a material effect on its results of operations, financial condition or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."
SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


Note 3 - Inventories

Components of inventories are as follows:

                                        April 30,      July 31,
                                          2003           2003
                                      -------------  ------------
     Raw materials                    $      31,078  $     25,019
     Work-in-process                         14,038         9,669
     Finished goods                          21,331        20,323
                                      -------------  ------------
                                      $      66,447  $     55,011

Note 4 - Stock Options
----------------------
On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. The extended option remains subject to several contingencies, including, but not limited to, stockholder approval. On September 30, 2002, this option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." Accordingly, no employee compensation expenses had been recognized for the above grant. Had employee compensation expense for the grant been recorded in the financial statements, consistent with provisions of SFAS No. 123, net (loss) income for the applicable periods would have been the same.

The option extended grant on November 12, 2001 did not result in any intrinsic value using the Black-Scholes option pricing model. Therefore, no pro forma net loss or loss per share is applicable.
In order to arrive at this determination, using the Black-Scholes option pricing model, the following weighted average assumptions were used for the period ended April 30, 2002:


                                                          Risk-Free
                    Options  Exercise  Expected  Dividend Interest
Date of Issuance    Issued   Price     (Years)   Yield    Rate     Volatility
-----------------  --------- --------  -------- --------- -------- ----------
November 12, 2001  2,731,000    $.025        3       .00%     5.0%      .001


Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2003 and July 31, 2003:


                                                  Stock of Affiliates
                                         -----------------------------------
                                                      F.K. Suzuki
                                         Biosynergy, International, Medlab,
                                             Inc.         Inc.        Inc.
                                         ----------- -------------- --------
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

As of April 30, 2003, $19,699 and as of July 31, 2003 $20,585, was
due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of July 31, 2003, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets., including a portion of its ownership in the Company.

Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                           Three Months Ended
                                      July 31, 2003      July 31, 2002
                                      -------------      -------------
Numerator:

   Net income (loss) attributable to
   common shareholders                      (8,720)            14,937

Denominator:

   Weighted Average Outstanding
     Shares-Basic                       14,215,511         13,806,511

Earnings Per Share-Basic                      0.00               0.00

Effect of dilutive common equivalent
 shares-weighted average stock
 options outstanding                            -           2,731,000

Weighted Average Outstanding Shares
  Diluted                               14,215,511         16,537,511

Earnings Per Share-Diluted                    0.00               0.00


Note 7 - Major Customers

Shipments to one customer amounted to approximately 44.62% of sales during the first quarter of Fiscal 2004. As of July 31, 2003, there were outstanding accounts receivable from this customer of approximately $83,943.50.

Item 2.  Management's Discussion of Financial Condition and Results
         of Operations
         ----------------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending July 31, 2003 ("1st Quarter"), the net sales increased 13.56%, or $23,436, as compared to net sales for the comparative quarter ending in 2002. This increase in sales is primarily the result of an increase in sales of HemoTempR II. As of July 31, 2003, the Company had $3,545 in back orders.

In addition to the above, during the 1st Quarter the Company had $539 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party.

Net Income/Loss
---------------
The Company realized a net loss of $8,720 during the 1st Quarter as compared to a net income of $14,937 for the comparative quarter of the prior year. The net loss is primarily a result of increased legal and accounting fees related to the preparation of the Company's annual report on Form 10-K discussed below.

As of April 30, 2003, the Company had net operating loss carryovers aggregating approximately $81,000. See "Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position. The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 4 to the Financial Statements for the three-month period ending July 31, 2003. See "Financial Statements".

Expenses
--------
                               General
                               -------
The operating expenses of the Company during the 1st Quarter increased overall by 35.19%, or $38,898, as compared to the 1st quarter in 2002, primarily due to an increase in accounting and legal fees related to the preparation of the Company's annual report on Form 10-K for the fiscal year ending April 30, 2003.

                            Cost of Sales
                            -------------
The cost of sales during the 1st Quarter increased by $6,250 as compared to these expenses during the same quarter ending in 2002. As a percentage of sales, the cost of sales were 28.61% during the 1st Quarter and 28.87% for the comparative quarter ending in 2002. Although the sales of the Company increased, the cost of sales and other operating charges as a percentage of sales remained substantially the same. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

                  Research and Development Expenses
                  ---------------------------------
Research and Development costs decreased $10,616, or 31.41%, as compared to the same quarter in 2002. This decrease is due to a reduction in salaries primarily related to the termination of the employment of one of the Company's laboratory employees. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of the bacteria retardant agents.

                          Marketing Expenses
                          ------------------
Marketing expenses for the 1st Quarter decreased by $1,182 or 5.58%, as compared to the quarter ending July 31, 2002. The Company incurred additional expenses during the quarter ending July 31, 2002 for reprinting product brochures which are not reflected in the results of the 1st Quarter. Since the Company from time to time is required to replenish its supplies of product brochures and other marketing supplies, the Company will occasionally experience non-recovering increases in marketing expenses.

                 General and Administrative Expenses
                 -----------------------------------
General and administrative costs increased by $50,696, or 91.28%, as compared to the 1st quarter ending in 2002. This increase was primarily the result of an increase in accounting and legal expenses of approximately $45,000 related to the auditing of the Company's financial statements for the fiscal year ending April 30, 2003, and costs incurred in preparation of the Company's annual report on Form 10-K. Management of the Company anticipates continuing increased accounting and legal expenses on an ongoing basis related to the audit and review of the Company's financial statements and preparation of quarterly and annual reports for filing with the Securities and Exchange Commission. A significant portion of these additional costs and expenses are related to new requirements in regulations promulgated by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002.

Assets/Liabilities
------------------
                               General
                               -------
Since April 30, 2003 the Company's assets have increased by $8,591 and liabilities have increased by $17,311. The increase in assets, primarily cash, and liabilities, primarily accrued expenses, is due to normal fluctuations, and is not indicative of any material change in the financial condition of the Company.

                      Related Party Transactions
                      --------------------------
The Company was owed $20,585 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2003. FKSI owed $19,699 at April 30, 2003. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

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

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 7.98 to 1, has decreased compared to 10.94 to 1 at April 30, 2003. This decrease in ratio of current asset to current liabilities does not represent a material change in the financial condition or operations of the Company, although it is reflective of an increase of $17,311 in current liabilities. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must return to profitability.

Liquidity and Capital Resources
-------------------------------
During the 1st Quarter, the Company experienced a decrease in working capital of $15,697. This is primarily due to the Company's net loss sustained during the 1st Quarter and the use of cash for equipment purchases and patent expenses.

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

The cash provided by operating activities was $2,496 during the quarter ending July 31, 2003. The cash used for equipment purchases, patent expenses and advances to affiliated companies was $8,964 during this same period. The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

As of July 31, 2003, the Company had $506,289 of current assets available. Of this amount, $18,992 was prepaid expenses, $55,011 was inventory, $129,242 was net trade receivables, and $303,044 was cash. The Company's cash flow from operations are considered adequate to fund the short-term capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs.

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

The Company's accounting policies are disclosed in Note 1 to the Financial Statements for the 1st Quarter. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Forward-Looking Statements
--------------------------
This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995 (the  "Reform Act").   Such  forward-looking
statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company's business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors, risks inherit in marketing new products, as well as other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information. The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by independent public accountants.


Item 3.    Controls and Procedures

(a) The management of the Company has prepared and is responsible for the integrity of the information presented in this Quarterly Report for the period ending July 31, 2003, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

(b) Within the 90 days prior to the date of filing this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be included in the Company's periodic SEC filings.

(c) The Company maintains systems of accounting and internal controls, policies and procedures designed to provide assurance that assets are property accounted for, as well as to ensure that the financial records are reliable for preparing financial statements. The systems are augmented by qualified personnel and are reviewed on a periodic basis. There have been no significant changed in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

(d) The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is the opinion of the Audit Committee that such controls, policies and procedures are effect to ensure that material regarding the Company is presented in this Quarterly Report.


Item 6.  Exhibits and Reports on Form 8K.

(a) The following exhibits are filed as a part of this report:

      (2) Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

      (3)   Articles of Incorporation and By-laws <Fi>

      (4) Instruments defining rights of security holders, including indentures - none.

     (10)   Material Contracts

                  (a) Stock Option Agreement, dated November 12, 2001, between the Company and Fred K.
                          Suzuki <Fii>

     (11)   Statement regarding computation of per share earnings- none.

     (18)   Letter regarding change in accounting principals - none.

     (19)   Reports furnished to security holders - none.

     (22) Published report regarding matters submitted to vote of security holders - none.

     (23)   Consents of experts and counsel - none.

     (24)   Power of Attorney - none.

     (31.1) Certification of the Chief Executive Officer pursuant to
            Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

     (31.2) Certification of the Chief Accounting Officer pursuant to
            Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

     (32.1) Certification of the Chief Executive Officer pursuant to
            Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

     (32.2) Certification of the Chief Accounting Officer pursuant to
            Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

(b) No Current Reports on Form 8K were filed during the period covered by this Report.
-------------------------------------

     <Fi>  Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.
   <Fii>   Incorporated by reference to the Company's Annual Report
           on Form 10K for fiscal year ending April 30, 2002 filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date September 10, 2003    /s/ Fred K. Suzuki
     ------------------    -------------------------------------
                           Fred K. Suzuki
                           Chief Executive Officer, Chairman
                           of the Board, President and Treasurer


Date September 10, 2003    /s/ Laurence C. Mead
     ------------------    -------------------------------------
                           Laurence C. Mead
                           Vice President/Manufacturing and
                           Development, and Chief Accounting Officer

                                                        EXHIBIT 31.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Fred K. Suzuki, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Biosynergy, Inc., small business issuer;

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15f) for the small business issuer and we have:

        a. Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. Designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for exertnal purposes in accordance with generally accepted accounting principles;

        c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

        d. Disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: September 12, 2003

                          /s/ Fred K. Suzuki
                          ---------------------------------------
                          Fred K. Suzuki
                          Chairman of the Board, Chief Executive
                          Officer, President and Treasurer

                                                          EXHIBIT 31.2
              CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Biosynergy, Inc., small business issuer;

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15f)for the small business issuer and we have:

        a. Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others
		within those entities, particularly during the period in which this quarterly report is being prepared;

        b. Designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for exertnal purposes in accordance with generally accepted accounting principles;

        c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

        d. Disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: September 12, 2003

                          /s/ Laurence C. Mead
                          -----------------------------------------
                          Laurence C. Mead
                          Vice President/Manufacturing and
                          Development, and Chief Accounting Officer

                                                      EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "small business issuer")on Form 10-QSB for the quarter ending July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the small business issuer as of July 31, 2003, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       --------------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer, President and Treasurer

Dated:  September 12, 2003

                                                 EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "small business issuer")on Form 10-QSB for the quarter ending July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the small business issuer as of July 31, 2003, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       --------------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and Development
                       and Chief Accounting Officer