Form 10QSB
period 2003-10-31
BIOSYNERGY INC
filed 2003-12-12
CIK 715812

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended October 31, 2003

      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      EXCHANGE ACT

		For the transition period from __________ to ___________

Commission file number 	     0 -12459

					Biosynergy, Inc.
--------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

  Illinois                                        36-2880990
--------------------------------------------------------------------
(State or other jurisdiction		(IRS Employer Identification No.)
 of incorporation or organization)

	1940 East Devon Avenue, Elk Grove Village, Illinois  60007
--------------------------------------------------------------------
                (Address of principal executive offices)

				847-956-0471
--------------------------------------------------------------------
                 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X   No __


	APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:14,215,511

Transitional Small Business Disclosure Format (Check one): Yes _ No X

SEC 2334 (8-03)	Persons who are to respond to the collection of
                  information contained in this form are not required to respond unless the form displays a currently valid OMB control number.





	                   BIOSYNERGY, INC.

	           PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

	                       Balance Sheets


                                ASSETS

                                                October 31, 2003   April 30,2003
                                                   Unaudited          Audited
                                                ----------------  --------------
Current Assets
Cash                                                  $293,515        $309,512
Accounts receivable, Trade (Net of                     117,846         111,620
  allowance for doubtful accounts of $500
  at October 31, 2003 and April 30, 2003)
  Inventories                                           63,831          66,447
Prepaid expenses                                        12,122          17,096
                                                      --------        --------
Total Current Assets                                   487,314         504,675
                                                      --------        --------
Due from Affiliates                                     20,585          19,699
                                                      --------        --------
Equipment and Leasehold Improvements
Equipment                                              152,174         133,872
Leasehold improvements                                  15,896          15,140
                                                      --------        --------
                                                       168,070         149,012

Less accumulated depreciation and amortization	      (131,491)       (126,561)
                                                      --------         -------
   Total Equipment and Leasehold Improvements, Net      36,579          22,451
 									--------         -------
Other Assets
   Pending Patents                                      34,325          29,009
 Deposits                                                6,015           6,015
									--------         -------
      Total Other Assets                                40,340          35,024
                                                      --------         -------

                                                      $584,818        $581,849
                                                      ========        ========

	               Liabilities and Stockholders' Equity
			-----------------------------------------

Current Liabilities
   Accounts payable                                	 $21,533         $15,455
   Accrued compensation and payroll taxes    	        10,920           9,546
   Deferred rent                                         3,410           3,190
   Other accrued expenses                                2,569           2,338
   Accrued vacation                                     16,284          15,625
                                                       -------         -------
       Total Current Liabilities                        54,716          46,154


Shareholders' Equity
   Common stock, No par value; 20,000,000
    authorized shares issued: 14,215,511
    Shares at October 31, 2003 and at April 30, 2003   642,988         642,988
   Accumulated deficit                        	      (112,886)       (107,293)
                                                      --------        --------
       Total Shareholders' Equity                      530,102         535,695
                                                      --------        --------
                                               	      $584,818        $581,849
									========        ========


The accompanying notes are an integral part of the financial statements.

                               Biosynergy, Inc.

                           Statements of Operations
________________________________________________________________________

                                                       Three Months Ended      Six  Months Ended
									    October 31,              October 31,
									 2003          2002        2003        2002
                                                      ---------   ---------   ---------   ---------
Net Sales                                               183,043     171,704     379,397     344,622
Cost of Sales                                            65,608      52,933     121,779     102,853
                                                      ---------   ---------   ---------   ---------
Gross Profit                                            117,435     118,771     257,618     241,769
                                                      ---------   ---------   ---------   ---------

Operating Expenses
  Marketing	                                             21,436      19,697      41,452      40,805
  General and administrative                             66,557      58,838     172,794     114,380
  Research and development                               26,795      35,724      49,984      69,530
                                                      ---------   ---------   ---------   ---------
     Total Operating Expenses	                          114,788     114,169     264,230     224,715
                                                      ---------   ---------   ---------   ---------

Increase (Loss) from Operations                           2,647       4,602      (6,612)     17,054
                                                      ---------   ---------   ---------   ---------
Other Income
     Interest Income                                       -          2,303         -         4,244
     Other Income	                                          480         495       1,019       1,038
                                                      ---------   ---------   ---------   ---------
          Total Other Income                                480       2,798       1,019       5,282
                                                      ---------   ---------   ---------   ---------
Net Income (Loss)                                         3,127       7,400      (5,593)     22,336
Net (loss Income Per Common Stock -
   Basic and Diluted                                         -          -          -          -
                                                      ----------  ----------  ----------  ---------

Weighted-Average Common Stock Outstanding-Basic	      14,215,511  14,122,685  14,215,511  14,099,098
Weighted-Average Common Stock Outstanding-Diluted     16,806,511  16,806,511  14,215,511  16,806,511



The accompanying notes are an integral part of the financial statements.






                          BIOSYNERGY, INC.

                STATEMENT OF SHAREHOLDERS' EQUITY

                SIX MONTHS ENDED OCTOBER 31, 2003

                            Unaudited


                                                      Additional
                       			Common Stock      Paid-in
                                   Shares    Amount   Capital     Deficit       Total
                                   -----------------  ----------  ----------   ---------

Balance, May 1,
   2003               	           14,215,511 $642,888  $100       $(107,293)   $535,695


Net Profit (Loss)        	       -           -        -           (5,593)     (5,593)
                                   ---------- --------  -----      ---------    ---------
Balance, October 31,
 2003                 	           14,215,511 $642,888  $100       $(112,886)   $530,102
					     ========== ========  ====       ==========   ========









The accompanying notes are an integral part of the financial statements.




                          BIOSYNERGY, INC.

                     STATEMENTS OF CASH FLOWS

                                                                       Unaudited
                                                              SIX MONTHS ENDED OCTOBER 31,
                                                            --------------------------------
                                                                     2003        2002
                                                                  ---------   ---------
Cash Flows from Operating Activities
  Net (loss) income                                                $(5,593)    $22,336
  Adjustments to reconcile net (loss) income to cash
  Provided by (used in) operating activities
    Depreciation and amortization                                    4,930       3,922
    Changes in assets and liabilities
     Accounts receivable                                            (6,226)     16,406
     Inventories                                                     2,616      (6,015)
     Prepaid expenses                                                4,974       4,669
     Accounts payable and accrued expenses                           8,562      (1,001)
                                                                  --------    --------
Total Adjustments                                                    9,263      40,317
                                                                  --------    --------

Net Cash Provided By (Used In)
  Operating Activities                                               9,263      40,317
                                                                  --------    --------

Cash Flow from Investing Activities
   Advances to affiliated companies                                   (886)        -
   Patents pending                                                  (5,316)     (6,244)
   Equipment and leasehold improvements                            (19,058)        -
   Decrease in short-term investment                                  -         22,001
                                                                  --------    --------

Net Cash Provided by (Used in)
  Investing Activities	            			 		 (25,260) 	  15,757
											--------	--------

Net Cash Provided by Financing Activities
  Proceeds from exercise of stock option by officer			    -	  	   3,500
											--------	--------
(Decrease) Increase in Cash and Cash Equivalents			 (15,997)	  59,574

  Cash and Cash Equivalents, Beginning Period			  	 309,512	  37,874
											--------	--------
  Cash and Cash Equivalents at End of Period        			$293,515	 $97,448
                                                  			========	========


The accompanying notes are an integral part of the financial statements.





                         Biosynergy, Inc.

                  Notes to Financial Statements

                 Six Months Ended October 31, 2003
-----------------------------------------------------------------------


Note 1 - Company Organization and Description
	   ------------------------------------

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2003 Annual Report to Shareholders.
The results of operations for the three and six months ended October 31, 2003 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 89% of the sales during the quarter ending October 31, 2003. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


Note 2 - Summary of Significant Accounting Policies
         ------------------------------------------

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









                          Biosynergy, Inc.

	             Notes to Financial Statements

	            Six Months Ended October 31, 2003



Note 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

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

Stock Options
--------------
The Company uses the intrinsic value method, as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees. No compensation expense is recognized for stock options because the exercise price of the options is estimated to be at least equal to the market price of the underlying stock on the grant date.

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

Income (Loss) Per Common Share
------------------------------
The Company has adopted the provisions of FASB No. 128, "Earnings
Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net loss per common share is the same for the six months ended October
31, 2003 as the common stock equivalents of the Company were anti-dilutive.








	                Biosynergy, Inc.

	          Notes to Financial Statements

	         Six Months Ended October 31, 2003



Note 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

Fair Value of Financial Instruments
------------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of October 31, 2003, approximates their carrying value.

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

Income Taxes
-------------
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. In addition, a valuation allowance can be provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has established a full valuation allowance on the aforementioned deferred tax assets due to the uncertainty of realization.

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

	           Biosynergy, Inc.

	    Notes to Financial Statements

	  Six Months Ended October 31, 2003


Note 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

Recent Accounting Pronouncements (continued)
--------------------------------------------
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flows estimation for impairment testing. The adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46
(FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired


                        Biosynergy, Inc.

                  Notes to Financial Statements

               Six Months Ended October 31, 2003



Note 2 - Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Recent Accounting Pronouncements (continued)
--------------------------------------------
after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN No. 46 to have a material effect on its results of operations, financial condition or cash flows.

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

Note 3 - Inventories
         -----------

Components of inventories are as follows:
                     April 30,	    October 31,
                        2003			2003
                  --------------    ----------------
Raw materials 	$	31,078	$	42,272
Work-in-process		14,038		11,538
Finished goods 		21,331		10,021
                  ------------      -------------
                  $     66,447	$     63,831




             Biosynergy, Inc.

	Notes to Financial Statements

	Six Months Ended October 31, 2003



Note 4 - Stock Options
         -------------

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

The option extended grant on November 12, 2001 did not result in any intrinsic value using the Black-Scholes option pricing model. Therefore, no pro forma net loss or loss per share is applicable. In order to arrive at this determination, using the Black-Scholes option pricing model, the following weighted average assumptions were used for the period ended April 30, 2002:

											Risk-Free
	             Options    Exercise  Expected   Dividend	      Interest
Date of Issuance	 Issued	  Price   (Years)	     Yield	 Rate	Volatility
-----------------  ---------  --------  --------  --------- ----- ----------
November 12, 2001	 2,731,000	 $.025	  3	     0.00%	 5.0%	  .001







               Biosynergy, Inc.

	Notes to Financial Statements

	  Six Months Ended October 31, 2003


Note 5 - Related Party Transactions
        ---------------------------

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2003 and October 31, 2003:

                                              Stock of Affiliates
                                 ------------------------------------------
				                         F.K. Suzuki
                               	Biosynergy,	 International,	Medlab,
                                 	Inc.		 Inc.			Inc.
                                   ------------  -------------   ----------
F.K. Suzuki International, Inc.      31.6%		-   %	     100.0%
Fred K. Suzuki, Officer		        2.9		      35.6		-
Lauane C. Addis, Officer 		   .1		      32.7		-
James F. Schembri, Director		 12.6		        -		-
Mary K. Friske, Officer 		   .1		        .2		-
Laurence C. Mead, Officer		   .1		       4.0		-

As of April 30, 2003, $19,699 and as of October 31, 2003 $20,585, was
due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of October 31, 2003, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company.

Note 6 - Earnings per Share
         ------------------

The following tables set forth the computation of basic and diluted earnings per share:

                                      	           Three Months Ending   Six Months Ending
                                                           October 31,        October 31,
                                                        2003       2002       2003        2002
                                                     ---------- ---------- ---------- ----------
Numerator:
    Net income (loss) attributable to
     common shareholders                 	               3,126       7,400     (5,593)    22,336
Denominator:
    Weighted Average Outstanding
    Shares-Basic 	                                   14,215,511 14,122,685  14,215,511 14,099,098

Earnings Per Share-Basic                                   0.00       0.00       0.00       0.00
                                                      --------- ---------- ---------- ----------
Effect of dilutive common equivalent
shares - weighted average stock
options outstanding                                        0.00  2,591,000      0.00   2,591,000

Weighted Average Outstanding
 Shares Diluted                                      14,215,511 16,713,685 14,215,511  16,690,098

Earnings Per Share-Diluted                                 0.00      0.00        0.00        0.00



                             Biosynergy, Inc.

	                Notes to Financial Statements

	             Six Months Ended October 31, 2003


Note 7 - Major Customers
         ---------------

Shipments to one customer amounted to approximately 44.88% of sales during the first six months of Fiscal 2004. As of October 31, 2003, there were outstanding accounts receivable from this customer of approximately $72,620.50.


Item 2.  Management's Discussion of Financial Condition and Results
         of Operations
         -----------------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending October 31, 2003 ("2nd Quarter"), the net sales increased 6.61%, or $11,339 and increased 10.09%, or $34,775, during the six month period ending October 31, 2003, as compared to net sales for the comparative period ending in 2002. This increase in sales is primarily the result of an increase in sales of HemoTempR II. As of October 31, 2003, the Company had $6,200 in back orders.

In addition to the above, during the 2nd Quarter the Company had $480 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party.

Net Income/Loss
---------------
The Company realized a net income of $3,127 during the 2nd Quarter as compared to a net income of $7,400 for the comparative quarter of the prior year. The Company also realized a net loss of $5,593 for the six month period ending October 31, 2003 as compared to a net income of $22,336 during the same period in 2002. The net loss is primarily a result of increased legal and accounting fees related to the preparation of the Company's annual and quarterly Securities and Exchange
Commission reports.

As of April 30, 2003, the Company had net operating loss carryovers aggregating approximately $81,000. See "Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position. The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 4 to the Financial Statements for the six month period ending October 31, 2003. See "Financial Statements".

Expenses
--------

	                         General
                               -------

The operating expenses of the Company during the 2nd Quarter increased overall by .55%, or $619, as compared to the 2nd quarter in 2002, and increased by 17.59%, or $39,515 for the six month period ending October 31, 2003, primarily due to an increase in accounting and legal fees discussed below.

                            Cost of Sales
                            --------------

The cost of sales during the 2nd Quarter increased by $12,675 and increased by $18,926 during the six month period ending October 31, 2003 as compared to these expenses during the same periods ending in 2002. As a percentage of sales, the cost of sales were 38.85% during the 2nd Quarter and 30.83% for the comparative quarter ending in 2002, and 32.10% during the six month period ending October 31, 2003 compared to 29.85% in 2002. The increase in cost of sales as a percentage of sales is not, in management's opinion, a material adverse result.
Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

	            Research and Development Expenses
                  ---------------------------------

Research and Development costs decreased $8,929, or 25% during the 2nd Quarter, as compared to the same quarter in 2002. These costs decreased by $19,546,or 28.12% during the six month period ending October 31, 2003 as compared to the same period in 2002. This decrease is due to a reduction in salaries primarily related to the termination of the employment of one of the Company's laboratory employees. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of the bacteria retardant agents.

	                    Marketing Expenses
                          ------------------

Marketing expenses for the 2nd Quarter increased by $1,829, or 9.33%, as compared to the quarter ending October 31, 2002. These costs increased by $647, or 1.59% during the six month period ending October 31, 2003 as compared to the same period in 2002. This increase is due to additional sales commissions payable during the six month period ending October 31, 2003 as a result of the increase in sales.

	             General and Administrative Expenses
                   -----------------------------------

General and administrative costs increased by $7,719, or 13.12%, as compared to the 2nd quarter and increased by $58,414, or 51.07% during the six month period ending October 31, 2003, as compared to the same periods in 2002. This increase was primarily the result of an increase in accounting and legal expenses of approximately $45,000 related to the auditing of the Company's financial statements for the fiscal year ending April 30, 2003, and costs incurred in preparation of the Company's annual report on Form 10-K and quarterly report on Form 10-QSB for the quarter ending July 31, 2003. Management of the Company anticipates continuing higher than normal accounting and legal expenses on an ongoing basis related to the audit and review of the Company's financial statements and preparation of quarterly and annual reports for filing with the Securities and Exchange Commission. A significant portion of these additional costs and expenses are related to new requirements in regulations promulgated by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002.

Assets/Liabilities
------------------

	                            General
                                  -------

Since April 30, 2003 the Company's assets have increased by $2,969 and liabilities have increased by $8,562. The increase in assets, primarily cash, and liabilities, primarily accrued expenses, is due to normal fluctuations, and is not indicative of any material change in the financial condition of the Company.


	               Related Party Transactions
                     ---------------------------


The Company was owed $20,585 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2003. FKSI owed $19,699 at April 30, 2003. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

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

Current Assets/Liabilities Ratio
--------------------------------

The ratio of current assets to current liabilities, 8.91 to 1, has decreased compared to 10.94 to 1 at April 30, 2003. This decrease in ratio of current asset to current liabilities does not represent a material change in the financial condition or operations of the Company, although it is reflective of an increase of $8,562 in current liabilities. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must continue to be profitable.

Liquidity and Capital Resources
-------------------------------

During the six month period ending October 31, 2003, the Company experienced a decrease in working capital of $25,923. This is primarily due to the Company's net loss sustained during the six month period ending October 31, 2003 and the use of cash for equipment purchases and patent expenses.

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

The cash provided by operating activities was $9,263 during the quarter ending October 31, 2003. The cash used for equipment purchases, patent expenses and advances to affiliated companies was $25,260 during this same period. The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

As of October 31, 2003, the Company had $487,314 of current assets available. Of this amount, $12,122 was prepaid expenses, $63,831 was inventory, $117,846 was net trade receivables, and $293,515 was cash. The Company's cash flow from operations are considered adequate to fund the short-term capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs.

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

The Company's accounting policies are disclosed in Note 1 to the Financial Statements for the 2nd Quarter. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or used different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:


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
            -----------------------

(a)	The management of the Company has prepared and is responsible for the integrity of the information presented in this Quarterly Report for the period ending October 31, 2003, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

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

Biosynergy, Inc.


Date December 9, 2003	/s/ Fred K. Suzuki
				-----------------------------------------------
                        Fred K. Suzuki
                        Chief Executive Officer, Chairman of the Board,
                        President and Treasurer


Date December 9, 2003 	/s/ Laurence C. Mead
			      ------------------------------------------------
                        Laurence C. Mead
                        Vice President/Manufacturing and
                       	Development, and Chief Accounting Officer





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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange
Act Rules 13a-15f) and 15d-15f) for the small business issuer and we have:

     a. Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b. Designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

	a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: December 9, 2003

/s/ Fred K. Suzuki
----------------------------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer





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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f) and 15d-15f) for the small business issuer and we have:

	a. Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b. Designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

	a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: December 9, 2003

/s/ Laurence C. Mead
----------------------------------------------------------
Laurence C. Mead
Vice President/Manufacturing and
Development, and Chief Accounting Officer

                                 EXHIBIT 32.1

       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:
(1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2003, and for the period then ended.

Biosynergy, Inc.

		/s/ Fred K. Suzuki
            --------------------------------------
		Fred K. Suzuki
		Chairman of the Board, Chief Executive
		Officer, President and Treasurer

Dated:  December 9, 2003

                             EXHIBIT 32.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
     PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:
(1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2003, and for the period then ended.

Biosynergy, Inc.

		/s/ Laurence C. Mead
            -------------------------------------------
		Laurence C. Mead
		Vice President/Manufacturing and Development
		And Chief Accounting Officer

Dated: December 9, 2003