Form 10QSB
period 2004-01-31
BIOSYNERGY INC
filed 2004-03-15
CIK 715812

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION
					Washington, D.C. 20549

						FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

      For the quarterly period ended        January 31, 2004
                                            ----------------
__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to ___________

Commission file number 	             0 -12459
						---------

					Biosynergy, Inc.
------------------------------------------------------------------------------
	(Exact name of small business issuer as specified in its charter)

            Illinois                                        36-2880990
------------------------------------------------------------------------------
(State or other jurisdiction of 		(IRS Employer Identification No.)
 incorporation or organization)

		1940 East Devon Avenue, Elk Grove Village, Illinois  60007
------------------------------------------------------------------------------
                  (Address of principal executive offices)

					847-956-0471
-----------------------------------------------------------------------------
				(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                        Yes  X      No ___
				    ----

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,215,511

Transitional Small Business Disclosure Format (Check one):    Yes     No X
										------      ---
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

                              Balance Sheets

                                 ASSETS
                                                   January 31, 2004   April 30,2003
                                                       Unaudited         Audited
                                                   ----------------   -------------
Current Assets
  Cash							      $257,948	      $309,512
  Accounts receivable, Trade (Net of            	 100,768           111,620
         allowance for doubtful accounts of $500
         at January 31, 2004 and April 30, 2003)
  Inventories                                    	  53,939            66,447
  Prepaid expenses                            	        27,616            17,096
                                                      --------          --------
Total Current Assets 			                   440,271           504,675
                                                      --------          --------
Due from Affiliates                                     21,552            19,699
                                                      --------          --------
Equipment and Leasehold Improvements
  Equipment                            			 152,174           133,872
  Leasehold improvements               			  15,896            15,140
                                                      --------          --------
                                           		 168,070           149,012

  Less accumulated depreciation and amortization	(134,443)         (126,561)
                                                      --------          --------

  Total Equipment and Leasehold Improvements, Net	  33,627            22,451
                                                      --------          --------
Other Assets
 Pending Patents                                        34,725            29,009
 Deposits                                     	         6,015             6,015
                                                      --------          --------
  	Total Other Assets					  40,740	        35,024
                                                      --------          --------
                                       	       	$536,190          $581,849
                                                      ========          ========

                Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                     $16,925           $15,455
  Accrued compensation and payroll taxes    		   6,192             9,546
  Deferred rent                                          3,520             3,190
  Other accrued expenses            	               2,907             2,338
  Accrued vacation					        16,390            15,625
                                                      --------          --------
     Total Current Liabilities        			  45,934            46,154

Shareholders' Equity
  Common stock, No par value; 20,000,000
    authorized shares issued: 14,215,511
    Shares at January 31, 2004 and at April 30, 2003   642,988           642,988
  Accumulated deficit                          	      (152,732)         (107,293)
                                                      --------          --------
     Total Shareholders' Equity			       490,256           535,695
                                                      --------          --------
                                                      $536,190          $581,849
                                                      ========          ========

The accompanying notes are an integral part of the financial statements.


                             Biosynergy, Inc.

                        Statements of Operations
__________________________________________________________________________

							Three Months Ended	Nine  Months Ended
							       January 31,          January 31,
                                          --------------------    -------------------
						        2004       2003 	   2004  	 2003
                                         ---------- ----------   ---------- ----------
Net Sales						  165,912	 155,673	  545,309	 500,294

Cost of Sales					   68,441	  60,632	  190,220	 163,485
                                         ---------- ----------   ---------- ----------
Gross Profit					   97,471	  95,041	  355,089 	 336,809
                                         ---------- ----------   ---------- ----------
Operating Expenses

  Marketing						   25,415	  21,216	   66,867	  62,022

  General and administrative			   78,742	  69,438	  251,536	 183,817

  Research and development			   34,478	  35,614	   84,463	 105,144
                                         ---------- ----------   ---------- ----------
     Total Operating Expenses			  138,635	 126,268	  402,866	 350,983
                                         ---------- ----------   ---------- ----------
Loss from Operations				  (41,164)	 (31,227) 	  (47,777)	 (14,174)
                                         ---------- ----------   ---------- ----------
Other Income

     Interest Income					  0	     234            0	   4,478

     Other Income					    1,319	     479	    2,338	   1,518
                                         ---------- ----------   ---------- ----------
          Total Other Income			    1,319	     713	    2,338	   5,996
                                         ---------- ----------   ---------- ----------
Net Loss						  (39,845)	 (30,514)	  (45,439)	  (8,178)

Net loss Per Common Stock -
   Basic and Diluted				     -	   -	           -	    -
                                         ---------- ----------   ---------- ----------
Weighted-Average Common Stock
  Outstanding-Basic	                 14,215,511 14,215,511   14,215,511 14,156,826
                                         ---------- ----------   ---------- ----------
Weighted-Average Common Stock
  Outstanding-Diluted	                 14,215,511 14,215,511   14,215,511 14,156,826
                                         ---------- ----------   ---------- ----------


The accompanying notes are an integral part of the financial statements.


                                BIOSYNERGY, INC.

                      STATEMENT OF SHAREHOLDERS' EQUITY

                     NINE MONTHS ENDED JANUARY 31, 2004

                                 Unaudited


                                       				Additional
                       			   Common Stock    	Paid-in
                        		Shares      Amount 	Capital       Deficit     Total
                                   ----------  --------     ----------  ----------  --------
Balance, May 1,
   2003               		     14,215,511  $642,888       $100      $(107,293)  $535,695

Net Loss	       	                -         -            -          (45,439)   (45,439)
                                   ----------  --------     ----------  ----------  ---------
Balance, January 31,
 2004                 		     14,215,511  $642,888       $100      $(152,732)   $490,256
                                   ==========  ========     ==========  ==========   ========




The accompanying notes are an integral part of the financial statements.


                            BIOSYNERGY, INC.

                       STATEMENTS OF CASH FLOWS

                                                              Unaudited
                                 			       NINE MONTHS ENDED JANUARY 31,
                                		                  2004           2003
Cash Flows from Operating Activities
  Net loss                                     	         $(45,439)	$ (8,178)
  Adjustments to reconcile net loss to cash
  provided by (used in) operating activities
    Depreciation and amortization                           7,882		   8,544
    Changes in assets and liabilities
             Accounts receivable          		     10,852	        34,431
     Inventories                		                 12,508           (363)
     Prepaid expenses        	 	                      (10,520)        (7,834)
     Accounts payable and accrued expenses		       (220)        (2,244)

Total Adjustments		                                  (24,937)	  24,366

Net Cash (Used In) Provided By
  Operating Activities 		                            (24,937)        24,366

Cash Flow from Investing Activities
   Advances to affiliated companies            	           (1,853)	    (217)
   Patents pending      		                       (5,716)        (9,490)
   Equipment and leasehold improvements		          (19,058) 	  (1,316)
   Decrease in short-term investment		             -     	  25,016
   Increase in short-term investment interest		       -	  	  (3,248)

             Net Cash Provided by (Used in)
  Investing Activities		                            (26,627) 	  10,745

Net Cash Provided from Financing Activities
  Proceeds from exercise of stock option by officer		 -	  	   3,500

(Decrease) Increase in Cash and Cash Equivalents	    (51,564)	  38,611

  Cash and Cash Equivalents, Beginning Period		    309,512	        37,874
  Cash and Cash Equivalents at End of Period        	   $257,948	       $76,485
                                                         ========        =======


The accompanying notes are an integral part of the financial statements.



                                Biosynergy, Inc.

                         Notes to Financial Statements

                       Nine Months Ended January 31, 2004



Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2003 Annual Report or Form 10K. The results of operations for the three and nine months ended January 31, 2004 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 82.13% of the sales during the quarter ending January 31, 2004. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


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




                          Biosynergy, Inc.

                   Notes to Financial Statements

                Nine Months Ended January 31, 2004



Note 2 - Summary of Significant Accounting Policies (Continued)

Depreciation and Amortization

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


Income (Loss) Per Common Share

The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income (loss) per common share is computed by dividing net income
(loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net loss per common share is the same for the nine months ended January 31, 2004 as the common stock equivalents of the Company were anti-dilutive.




                           Biosynergy, Inc.

                    Notes to Financial Statements

                 Nine Months Ended January 31, 2004



Note 2 - Summary of Significant Accounting Policies (Continued)


Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of January 31, 2004, approximates their carrying value.


Comprehensive Income (Loss)

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





                        Biosynergy, Inc.

                Notes to Financial Statements

               Nine Months Ended January 31, 2004


Note 2 - Summary of Significant Accounting Policies (Continued)


Recent Accounting Pronouncements (continued)

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB
No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired




                             Biosynergy, Inc.

                    Notes to Financial Statements

                  Nine Months Ended January 31, 2004



Note 2 - Summary of Significant Accounting Policies (continued)


Recent Accounting Pronouncements (continued)

after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.
The Company does not expect FIN No. 46 to have a material effect on its results of operations, financial condition or cash flows.

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


Note 3 - Inventories

Components of inventories are as follows:
                                        April 30,      January 31,
                                           2003           2004
                                        ---------      ----------

                 Raw materials          $ 31,078       $ 36,868
                 Work-in-process		14,038          8,332
                 Finished goods 		21,331          8,739
                                        ---------      ----------
                                        $ 66,447       $ 53,939





                            Biosynergy, Inc.

                    Notes to Financial Statements

                  Nine Months Ended January 31, 2004



Note 4 - Stock Options

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

The option extended grant on November 12, 2001 did not result in any intrinsic value using the Black-Scholes option pricing model. Therefore, no pro forma net loss or loss per share is applicable. In order to arrive at this determination, using the Black-Scholes option pricing model, the following weighted average assumptions were used for the period ended April 30, 2002:


                                                               Risk-Free
                      Options  Exercise   Expected   Divident   Interest
Date of Issuance       Issued   Price      (Years)    Yield       Rate   Volatility
------------------   --------- --------   --------   --------  --------- ----------
November 12, 2001    2,731,000  $.025        3        0.00%      5.0%      .001





                                 Biosynergy, Inc.

                         Notes to Financial Statements

                     Nine Months Ended January 31, 2004


Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2003 and January 31, 2004:

                                                                 Stock of Affiliates

                                                                     F.K. Suzuki
                                            	Biosynergy,	        International,      Medlab,
                                                   Inc.                 Inc.             Inc.
                                            -------------------     ---------------  -------------
     F.K. Suzuki International, Inc.              31.6%                   -  %          100.0%
     Fred K. Suzuki, Officer                       2.9                   35.6              -
     Lauane C. Addis, Officer                       .1                   32.7              -
     James F. Schembri, Director                  12.6                    -                -
     Mary K. Friske, Officer                        .1                     .2              -
     Laurence C. Mead, Officer                      .1                    4.0              -


As of April 30, 2003, $19,699 and as of January 31, 2004 $21,552, was due
from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of January 31, 2004, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company.


Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                           Three Months Ending      Nine Months Ending
                                               January 31,               January 31,
                                            2004          2003        2004          2003
                                           ---------- ----------    ---------- ----------
Numerator:
    Net income (loss) attributable to
     common shareholders                     (39,845)    (27,429)      (45,439)    (5,092)
Denominator:
    Weighted Average Outstanding
    Shares-Basic                           14,215,511 14,215,511    14,215,511 14,156,826

Earnings Per Share-Basic     	                   0.00       0.00          0.00       0.00
                                           ---------- ----------    ---------- ----------
Effect of dilutive common equivalent
shares - weighted average stock
options outstanding	              	       0.00       0.00          0.00       0.00

Weighted Average Outstanding
 Shares Diluted                            14,215,511 14,215,511    14,215,511 14,156,826

Earnings Per Share-Diluted                       0.00       0.00          0.00       0.00
                                           ---------- ----------    ---------- ----------

                               Biosynergy, Inc.

                         Notes to Financial Statements

                     Nine Months Ended January 31, 2004


Note 7 - Major Customers

Shipments to one customer amounted to approximately 43% of sales during the first nine months of Fiscal 2004. As of January 31, 2004, there were outstanding accounts receivable from this customer of approximately $58,000.


Item 2.  Management's Discussion of Financial Condition and Results
         of Operations
         ----------------------------------------------------------

Net Sales/Revenues

For the three month period ending January 31, 2004 ("3rd Quarter"), the net sales increased 6.17%, or $10,239 and increased 8.25%, or $45,015, during the nine month period ending January 31, 2004, as compared to net sales for the comparative period ending in 2003. This increase in sales is primarily the result of an increase in sales of HemoTempR
II and Hemo-Cool Jr. II. As of January 31, 2004, the Company had $21,620 in back orders.

In addition to the above, during the 2nd Quarter the Company had $1,319 of other miscellaneous revenues.


Net Income/Loss

The Company realized a net loss of $39,845 during the 3rd Quarter as compared to a net loss of $30,514 for the comparative quarter of the prior year. The Company also realized a net loss of $45,439 for the nine month period ending January 31, 2004 as compared to a net loss of $8,178 during the same period in 2003. The net loss is primarily a result of increased legal and accounting fees related to the preparation of the Company's annual and quarterly Securities and Exchange Commission reports.

As of April 30, 2003, the Company had net operating loss carryovers aggregating approximately $81,000. See "Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position. The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 4 to the Financial Statements for the nine month period ending January 31, 2004. See "Financial Statements".


Expenses
	                            General

The operating expenses of the Company during the 3rd Quarter increased overall by 8.92%, or $12,367, as compared to the 3rd quarter in 2003, and increased by 12.87%, or $51,883 for the nine month period ending January 31, 2004, primarily due to an increase in accounting and legal fees discussed below.


Cost of Sales

The cost of sales during the 3rd Quarter increased by $7,809 and increased by $26,7335 during the nine month period ending January 31, 2004 as compared to these expenses during the same periods ending in 2003.
These increases are generally due to the increase in net sales. Also included in cost of sales for the nine month period ending January 31, 2004 is a $8,920 write off of outdated inventory. As a percentage of sales, the cost of sales were 41.26% during the 3rd Quarter and 38.95% for the comparative quarter ending in 2003, and 34.87% during the nine month period ending January 31, 2004 compared to 32.68% in 2003. The increase in cost of sales is not, in management's opinion, a material adverse result. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

                         Research and Development Expenses

Research and Development costs decreased $1,136, or 3.2% during the 3rd Quarter, as compared to the same quarter in 2003. These costs decreased by $20,681,or 19.67% during the nine month period ending January 31, 2004 as compared to the same period in 2003. This decrease is due to a reduction in salaries primarily related to the termination of the employment of one of the Company's laboratory employees. The overall decrease in Research and Development costs was offset by an increase in other employee expenses. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of the bacteria retardant agents.

                             Marketing Expenses

Marketing expenses for the 3rd Quarter increased by $4,199, or 19.8%, as compared to the quarter ending January 31, 2003. These costs increased by $4,845, or 7.82% during the nine month period ending January 31, 2004 as compared to the same period in 2003. This increase is due to additional sales commissions and an increase in employee expenses during the nine month period ending January 31, 2004.

                      General and Administrative Expenses

General and administrative costs increased by $9,304, or 13.4%, as compared to the 3rd quarter and increased by $67,719, or 36.84% during the nine month period ending January 31, 2004, as compared to the same periods in 2003. This increase was primarily the result of an increase in accounting and legal expenses of approximately $55,000 related to the auditing of the Company's financial statements for the fiscal year ending April 30, 2003, and costs incurred in preparation of the Company's annual report on Form 10-K and quarterly reports on Form 10-QSB for the first two quarters of this fiscal year. Management of the Company anticipates continuing higher than normal accounting and legal expenses on an ongoing basis related to the audit and review of the Company's financial statements and preparation of quarterly and annual reports for filing with the Securities and Exchange Commission. A significant portion of these additional costs and expenses are related to new requirements in regulations promulgated by the Securities and Exchange Commission under the Sarbanes-Oxley
Act of 2002.


Assets/Liabilities

                                 General

Since April 30, 2003 the Company's assets have decreased by $45,659 and liabilities have decreased by $220. The decrease in assets, primarily cash, is a result of the net loss realized by the Company during the nine month period ending January 31, 2004 as discussed above.

                      Related Party Transactions

The Company was owed $21,552 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2004. FKSI owed $19,699 at April 30, 2003. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

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


Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 9.58 to 1, has decreased compared to 10.94 to 1 at April 30, 2003. This decrease in ratio of current asset to current liabilities is a result of recent net losses realized by the Company. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must return to profitability.


Liquidity and Capital Resources

During the nine month period ending January 31, 2004, the Company experienced a decrease in working capital of $25,923. This is primarily due to the Company's net loss sustained during the nine month period ending January 31, 2004 and the use of cash for equipment purchases and patent expenses.

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

Cash used for operating activities was $24,937 during the nine month period ending January 31, 2004. An aggregate of $26,627 was also used for equipment purchases, patent expenses and advances to affiliated companies during this same period. Except for operating capital and limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of January 31, 2004, the Company had $440,271 of current assets available. Of this amount, $27,616 was prepaid expenses, $53,937 was inventory, $100,768 was net trade receivables, and $257,948 was cash. The Company's cash is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not return to profitability.

EFFECTS OF INFLATION. With the exception of inventory and labor costs increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.

CROTOCAL ACCOUNTING POLICIES AND ESTIMATES. On December 12, 2001, the SEC issued FR-60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation, including the judgments and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

The Company's accounting policies are disclosed in Note 1 to the Financial Statements for the 3rd Quarter. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or used different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:


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
            -----------------------

(a)	The management of the Company has prepared and is responsible for the integrity of the information presented in this Quarterly Report for the period ending January 31, 2004, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

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

     (24) Power of Attorney - none.

     (31.1) Certification of the Chief Executive Officer pursuant to
            Rule 13a-14(a) under the Securities Exchange Act of 1934. Accompanying this Report.

     (31.2) Certification of the Chief Accounting Officer pursuant to
            Rule 13a-14(a) under the Securities Exchange Act of 1934.
	      Accompanying this Report.

     (32.1) Certification of the Chief Executive Officer pursuant to
            Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Accompanying this Report.

     (32.2) Certification of the Chief Accounting Officer pursuant to
            Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Accompanying this Report.

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

Biosynergy, Inc.


Date March 8, 2004              /s/ Fred K. Suzuki
                               -----------------------------------------
                               Fred K. Suzuki
                               Chief Executive Officer, Chairman of the
                               Board, President and Treasurer


Date March 8, 2004              /s/ Laurence C. Mead
                               -----------------------------------------
                               Laurence C. Mead
                               Vice President/Manufacturing and
                       		 Development, and Chief Accounting Officer



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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and we have:

a.	Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the small business issuer's
disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d.	Disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: March 8, 2004

                                     /s/ Fred K. Suzuki
                                   ------------------------------------
                                   Fred K. Suzuki
                                   Chairman of the Board, Chief Executive
                                   Officer, President and Treasurer


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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and we have:

e.	Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

f.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

g.	Evaluated the effectiveness of the small business issuer's
disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

h.	Disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: March 8, 2004

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





                            EXHIBIT 32.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
      PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2004, and for the period then ended.

Biosynergy, Inc.

		/s/ Fred K. Suzuki
            --------------------------------------------
		Fred K. Suzuki
		Chairman of the Board, Chief Executive
		Officer, President and Treasurer

Dated:  March 8, 2004




                          EXHIBIT 32.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
     PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2004, and for the period then ended.

Biosynergy, Inc.

		/s/ Laurence C. Mead
            --------------------------------------------
		Laurence C. Mead
		Vice President/Manufacturing and Development
		And Chief Accounting Officer

Dated: March 8, 2004