Form 10KSB
period 2004-04-30
BIOSYNERGY INC
filed 2004-07-30
CIK 715812

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-KSB

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended 4/30/04
                                              ---------
                                   OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         [ ] FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    -----------

Commission file number                                     0-12459

Biosynergy, Inc.
(Name of small business issuer in its charter)

Illinois                                              36-2880990
State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

1940 East Devon Avenue, Elk Grove Village, Illinois   60007
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number:                           (847)956-0471

Securities registered under Section 12(b) of the Exchange Act:
Title of each class             Name of each exchange on which registered
NONE                                          NONE

Securities registered under section 12(g) of the Act:
Common Stock, No Par Value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes[X]    No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenue for its most recent fiscal year: $   742,339 .
                                                          ----------
The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2004 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2004 was 14,215,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 15.


Transitional Small Business Disclosure Format (check one): yes [ ] no [X]


                                     Part I
                                     ------
Item 1. Description of Business.
        -----------------------

General Development of Business
-------------------------------
Biosynergy, Inc. (the "Company") was incorporated as an Illinois corporation on February 9, 1976. The Company was formed primarily for the purpose of developing, manufacturing, and marketing products utilizing cholesteric liquid crystals. The Company presently manufactures and markets disposable medical, laboratory, and industrial thermometric and thermographic cholesteric liquid crystal devices. The Company also distributes certain blood bank and laboratory products manufactured by third parties to specifications of the Company.

Although the Company did not enter into any agreements materially affecting its operations during Fiscal 2004, the Company experienced an increase in sales. The Company's sales of $742,339 were the highest since Fiscal 1982. However, the Company realized a loss of $22,897 for the fiscal year ending April 30, 2004 compared to a loss of $5,516 for Fiscal 2003 and a loss of $11,373 for Fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company did not introduce any new products in Fiscal 2004. The Company, however, continued its development and review of the proposed products described in "Thermographic and Thermometric Devices and Accessories" below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2004. However, the Company did not make any material sales to customers in the industrial markets. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments
---------------------------------------------
The Company generated revenues from sales of the medical and laboratory products listed below in the medical and laboratory industry segment during the fiscal year ended April 30, 2004, 2003 and 2002. For a description of these products, see "Narrative Description of Business."

Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 2004, 2003 and 2002.

                             Fiscal Year Ending
                                April 30, 2004
                          -----------------------

Medical and Laboratory          Sales of            Percentage of
Products                        Products            Total Sales
----------------------         ----------          -----------------
HemoTempR II BMD               $652,705.00                 87.9%
TempTrendR TI                    40,685.00                  5.5%
HemoTempR BMD                    14,566.00                  1.9%
Hemo-CoolTM JR II                13,799.00                  1.8%
HemoTempR II Activator            8,634.00                  1.2%
TempTrendR II TTD                 5,081.00                   .7%
LabTempR 40 ST                    2,669.00                   .4%
Hemo-CoolTM JR + Accessories      1,844.00                   .2%
StaFreezR FTI                     1,441.00                   .2%
LabTempR 20 ST                      790.00                   .1%
Miscellaneous (1)                   125.00                   .1%
                              -------------               --------
                              $742,339.00(2)               100.0%

                             Fiscal Year Ending
                               April 30, 2003
                          -----------------------

Medical and Laboratory            Sales of              Percentage of
Products                          Products              Total Sales
--------------------------      ------------          -----------------
HemoTempR II                    $585,503.00                 86.7%
TempTrendR TI                     34,645.00                  5.1%
HemoTempR BMD                     15,617.00                  2.3%
HemoTempR II Activator            15,526.00                  2.3%
TempTrendR II TTD                  8,396.00                  1.2%
Hemo-CoolTM JR + Accessories       5,601.00                   .8%
Hemo-CoolTM Jr II & Accessories    3,865.00                   .6%
LabTempR 40 ST                     2,795.00                   .4%
StaFreezR FTI                      1,841.00                   .3%
LabTempR 20 ST                     1,624.00                   .3%
                                --------------             --------
                                $742,339.00(2)              100.0%


                                  Fiscal Year Ending
                                    April 30, 2002
                                 -------------------

Medical and Laboratory             Sales of               Percentage of
Products                           Products               Total Sales
----------------------------     ----------              -----------------
HemoTempR II BMD                $525,736.00                 87.3%
TempTrendR TI                     31,253.00                  5.2%
HemoTempR BMD                     16,929.40                  2.8%
HemoTempR II Activator             8,903.00                  1.5%
TempTrendR II TTD                  7,649.50                  1.3%
Hemo-CoolTM JR+ Accessories        4,459.70                   .7%
LabTempR 40 ST                     3,196.00                   .5%
LabTempR 20 ST                     2,732.50                   .4%
StaFreezR FTI                      1,373.50                   .2%
Miscellaneous (1)                     72.00                   .1%
                              ----------------            --------
                                $602,304.60(2)              100.0%

----------------------------------
(1) Includes sales of Liquid Crystal Sheets, Digital Thermometers, and special order thermometric and thermographic consumer and laboratory products.
(2) Includes discounts and returns.


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

Thermographic and Thermometric Devices and Other Products.
----------------------------------------------------------
During the fiscal year ending April 30, 2004 the Company manufactured and marketed various medical, laboratory, and consumer thermometric and thermographic devices and accessories. These products were sold to hospitals, clinical end-users, laboratories, and product dealers.

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

3. HemoTempR II Activator is an electronic, portable block model heater developed to provide a reliable source of heat necessary to activate the Company's HemoTempR II BMD. The HemoTempR II Activator has a thermostatic control to permit precise setting and continuous control of temperatures in the range for activation of the Company's HemoTempR II BMD. This device is intended by the Company to be used with HemoTempR II BMD as a system for blood monitoring. This device is manufactured by another company to specifications set by the Company.

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

5. TempTrendR II Temperature Trend Device ("TTD") is a second generation temperature trend device which is correlated to internal body temperature and provides a non-invasive, readily visible means of monitoring changes in body temperature. TempTrendR II TTD will reflect oral temperatures such as those taken by glass thermometers. TempTrendR II TTD is used intraoperatively to warn of developing hyper or hypothermic conditions.
The indicator can also be used for monitoring a patient's temperature during any type of transfusion procedure.

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

7. StaFreezR Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20o C. Once the frozen product exceeds -20o C., the liquid crystal indicator will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

8. Hemo-CoolTM Jr. and Hemo-CoolTM Jr. II Thermoelectric Blood Cooling/Storage Systems ("TBCSS") are self-contained, portable blood storage and shipping devices for use in shipping whole blood from the blood bank to surgery, in the hospital setting, or to other destinations outside the hospital. The devices operate similar to a portable refrigerator with a DC power supply, and are designed to maintain a constant temperature suitable for human blood. The cooling devices are portable and can be used for storage and shipping of various other biologicals that have to be maintained at a constant refrigerated temperature.

9. Specialty products include devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the tradename FoodGardeTM Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company anticipates continued manufacturing of these and additional specialty products in the future.

The Company is also developing these other products.

1. The Company is developing certain compounds intended for use as bacteria growth retardant agents for use in food and other products. Although these antibacterial compounds are subject to Food and Drug Administration regulation, they are historically designated as Generally Recognized As Safe
(GRAS). Since the development of these compounds is in its initial stages, and there are several unknown factors regarding efficacy, supply and regulatory requirements, the outcome of this project cannot be predicted with any certainty at this time.

2. The Company is also investigating production methods for the bacteria growth retardant compound described in Paragraph 1 above. In this regard, the Company has developed certain proprietary technology related to the processing of these compounds. The Company has filed for one patent related to the processing and manufacture of bacteria growth compounds for use in food and other products (see "Patents and Trademarks").

3. The Company intends to market new irreversible time/ temperature indicators which will be used as shipping labels, and in other forms, for the frozen food packaging industry (under the tradename FoodGardeTM), the pharmaceutical industry, and for other industries requiring careful monitoring of refrigerated or frozen materials. The devices will have irreversible color changes at various temperatures determined to be critical by the end-user. Therefore, a purchaser, whether an individual consumer or a merchant, will be able to instantaneously determine the temperature history of the material. The Company is uncertain at this time when these products will be available for sale.

4. The Company has recognized a need exists for a simple, inexpensive indicator to determine if sensitive materials have been subjected to freezing temperatures. The Company is continuing its investigation of the feasibility of such an indicator.

5. The Company is investigating the feasibility of additional products to systematize the use of its thermometric and thermographic liquid crystal devices as well as alternative technologies to supplement its current product line where the Company's current products are not suitable. The results of such investigations are not predictable at this time.

MANUFACTURING. The Company manufactures all of its products except for the HemoTempR II Activator, Hemo-Cool Jr. and Jr. II TBCSS. These products are manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has twenty-eight years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Because of these conditions, the Company historically was forced to rely heavily on its own sales and distribution efforts, rather than the use of the traditional product distributors, for a large portion of its sales. Nevertheless, the Company's primary distributor in the United States medical market, Fisher Scientific Company ("Fisher"), and the Company's other product distributors have increased their sales of the Company's products throughout the United States over the past few years. During Fiscal 2004, Fisher accounted for 43.37% of the Company's sales.

In June, 2003, the Company added Cardinal Health, Inc. ("Cardinal") as a distributor. Cardinal is a leading provider and distributor of products and services supporting the healthcare industry. Cardinal is headquartered in Dublin, Ohio, employs more than 49,000 on five continents, and has annual revenues of more than $40 Billion. Although it is difficult to predict the ultimate success of Fisher, Cardinal and other distributors in selling the Company's products, management believes distributors will continue to be an important part of the Company's sales and distribution system.

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

The Company has filed two patents which are pending related to products and production of products under development. One patent entitled "Method of Producing Eggshell Powder," application number 60/474,175, was filed on May 29, 2003. The other patent, "Liquid Conductive Cooling/Heating Device and Method of Use", application number 10/298,800, relating to the Company's thermolyzer, was filed on November 18, 2002. The Company will also seek to obtain patents on other products currently being developed, as appropriate.

The Company has received registered trademark protection on all product names to date excepting Temp-D-TekTM, Tempa-SlideTM, FoodGardeTM, LaproVueTM and Hemo-CoolTM. The Company has retained, however, all the common law rights to the Temp-D-TekTM, Tempa-SlideTM, FoodGardeTM, LaproVueTM, and Hemo-CoolTM trademarks. Additional trademark registrations will be applied for as needed.

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

As of April 30, 2004, the Company had $461,595 of current assets available. Of this amount, $61,355 was inventory, $126,524 was net trade receivables, and $254,477 represented cash and short-term cash investments.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2005 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, the receivables of the Company are impaired for any reason or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MAJOR CUSTOMERS. Fisher, the Company's primary independent product distributor, was directly responsible for 43.37% of the Company's net sales during the fiscal year ending April 30, 2004. No other customer or distributor accounted for 10% or more of the Company's net sales during the past fiscal year. At April 30, 2004, Fisher owed the Company $77,246. Management believes the loss of this distributor would materially reduce the revenues of the Company until the Company could retain the services of another major product distributor or the end users serviced by Fisher begin ordering directly from the Company.

BACKLOGS. The Company had $5,740 in backorders at April 30, 2004 compared to $8,890 at April 30, 2003.

GOVERNMENT CONTRACTS. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government entity.

COMPETITION. The Company has no known commercial competitors of its blood monitoring devices using liquid crystal technology. Because of the Company's employment agreements with former employees and processing trade secrets, it does not anticipate competition in this area in the near future.

In the area of laboratory temperature monitoring, there are no other competitors who market an infinitely thin liquid crystal temperature indicator. In the area of a food or drink safety indicator, there is no competition known to the Company that utilizes liquid crystal technology. The Company believes that the frozen food industry presently uses primarily physical and organoleptic evaluation (e.g. evaluation of softness, texture, aroma, taste, and the like), as well as mercury thermometers and temperature sensitive inks to monitor freshness. Labels containing wax encapsulated dyes with specific low melting points and capillary action products are produced by companies such as 3M under the trade name MonitorMarkTM, DeltaTrack, Inc. under the trade name WarmMarkTM, Technical Industrial Products ("TIP") under the trade name ThermaxR, and Medical Indicators, Inc. under the trade name NexTempR, among others.

The Company's HEMOTEMPR II BMD (blood bag temperature monitor) competes in the medical market against Safe-T-VueTM (William Laboratories, Inc.), MonitorMarkTM (3M) and WarmMarkTM (DeltaTrak). Management of the Company believes that the William Laboratories and 3M products are technically inferior to HEMOTEMPR II BMD in that they provide only an irreversible monitor with nothing to warn the user that blood is approaching an unsafe temperature. In addition, the William Laboratories product must be refrigerated prior to use, and, because of their design, both products can readily be dislodged from the blood bag. There are no known commercial competitors of the Company's HemoTempR II Activator or Hemo-CoolTM Blood Cooling/Storage Systems. Other manufacturers and distributors of portable coolers are not marketing their products for use in storing and transporting blood. Most portable coolers utilize ice for cooling, where the Company's Hemo-CoolTM Blood Cooling/Storage Systems use an electric cooling system. Management of the Company believes its product provides a superior and more reliable method of keeping blood and other biologicals at desired cold temperatures.

The Company's TempTrendR II competes in the medical market against Tempa-Dot
(3M), CliniTempR and FeverScanR (Hallcrest, Inc.), and TraxItR (TIP), with others. Tempa-Dot is a wax impregnated strip of paper inserted into the mouth to monitor core temperature. Although it is reported to cost less than TempTrendR II thermometers, it has the disadvantage of just a single reading, invasive methodology, and it cannot be used to monitor temperature trends. The Company's TempTrendR competes in the drug testing market, specifically for urine samples, with TIP's ThermaxR and others.

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

RESEARCH AND DEVELOPMENT. During Fiscal 2004, 2003 and 2002, the Company spent $110,118, $128,221, and $129,067, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

The Company is conducting research and development of products discussed under "Thermographic and Thermometric Devices and Accessories." In this regard, the Company may require financing to complete the development of these products. The success of the Company in obtaining financing for research and development may largely determine whether the Company will be able to continue the research and development for such products. Management believes the Company has sufficient working capital for anticipated research and development for the ensuing year.

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

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company had export sales of $10,050 during the last fiscal year, and export sales of $13,290 and $10,944 during the fiscal years ending in 2003 and 2002, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

ENVIRONMENTAL PROTECTION EXPENDITURES. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2005.

EMPLOYEES. The Company presently has five full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), two Vice Presidents, an assistant to the President and a secretary/receptionist. The Company also has one part-time employee in the production department.

Item 2. Description of Property.
        -----------------------

The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party. The lease for these facilities expires on January 31, 2006. See Footnote 8 of the "Financial Statements."

A majority of the Company's Elk Grove Village facility is currently in use; however, Management believes this facility is adequate for its needs in the foreseeable future. Located at the Company's facility is equipment utilized for research, development, and manufacturing of the Company's products.

The Company does not as a matter of policy invest in any derivative financial instruments or any other instruments as securities which are subject to market fluctuations which could adversely affect the financial condition or operations of the Company. The Company does not invest in real estate, mortgages or interest in entities during or investing in real estate.

Item 3. Legal Proceedings
        -----------------

There is no material litigation threatened or pending against the Company or any of its properties.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

None.

                             PART II
                             -------

Item 5. Market for Common Equity and Related Shareholder Matters.
        --------------------------------------------------------

MARKET INFORMATION. Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock. During Fiscal 2000, trades of the common stock of the Company were also reported on the OTC Bulletin Board ("OTCBB"). The Company's common stock was deleted from the OTCBB on April 4, 2000 because the Company did not have current audited financial information on file with the Securities and Exchange Commission. Trading and pricing information for Fiscal 2002, 2003 and 2004 is not available to the Company.

HOLDERS. As of April 30, 2004, there were approximately 854 shareholders of record of the Company's common stock.

DIVIDENDS. The Company has never declared any dividends and does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

COMMON STOCK FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company entered into a Stock Option Agreement with Fred K. Suzuki, President and Chief Executive Officer of the Company. See "Item 10. Executive Compensation." The following table sets forth the aggregate number of shares to be issued upon exercise of the option, the weighted average exercise price and the number of additional shares remaining for future issuance:


Plan Category             Number of              Weighed average     Number of shares
                          shares to be           exercise price of   remaining available
                          issued upon            outstanding         for future issuance
                          exercise of            options, warrants
                          outstanding            and rights
                          options, warrants
                          and rights
---------------------     ------------------    -------------------  ---------------------
                          (a)                    (b)                 (c)
Equity compensation
plans approved by
security holders          none                   none                 none

Equity comepnsation
plans not approved
by secuturity
holders (1)               2,591,000              $.025                none

Total                     2,591,000              $.025                none

----------------------
(1) The Company granted this stock option to Mr. Suzuki to purchase 2,731,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. As of April 30, 2004, this option had been exercised to the extent of 140,000 shares. This option will terminate on November 12, 2004.



Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.
         -------------------------------------------------

Net Sales. Net sales for the fiscal year ending April 30, 2004 were $66,926, or 9.90%, higher than the previous fiscal year, and $140,034, or 23.25%, higher than the fiscal year ending in 2002. The increase in sales during Fiscal 2004 was primarily due to increased sales of the Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $67,202, or 11.47%, in sales of its HemoTempR II product in Fiscal 2004 as compared to Fiscal 2003, and an increase of $126,969 or 24.15% as compared to Fiscal 2002.

Other Revenues. Interest income for Fiscal 2004 was $4,573 less than fiscal 2003 due to no investments of available cash during 2004. The Company did realize $2,878 in miscellaneous income from subleasing a portion of the Company's storage space.

Costs and Expenses. Overall costs and expenses for the fiscal year ending April 30, 2004 increased by $80,614 compared to the fiscal year ending in 2003, and increased by $143,522 compared to the fiscal year ending in 2002. The increase in operating costs and expenses for Fiscal 2004 was generally related to increased production expenses, increased salaries and employee expenses, and increased accounting fees. Generally, with the exception of the above expenses, the overhead of the Company has remained constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 33.89% for the fiscal year ending April 30, 2004, 31.46% for the fiscal year ending in 2003 and 31.73% for the fiscal year ending in 2002. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in sales or increase in cost of raw materials.

Research and Development Expenses. Research and development expenses decreased during the fiscal year ending in 2004 by $18,103 or 14.12%, as compared to the fiscal year ending in 2003, and decreased by $18,949, or 14.68%, as compared to the fiscal year ending in 2002. The decrease is due to one less part-time employee and fewer supplies for Research and Development testing. The Company is investigating certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. These expenses have remained substantially constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business - Thermographic and Thermometric Devices and Accessories."

Marketing Expenses. The Company's marketing expenses were $88,359 in 2004 and $79,198 in 2003, as compared to $77,850 for the fiscal year ending in 2002. The increase for fiscal 2004 was primarily due to increased employee health insurance costs, labor costs and commissions, and printing and advertising materials. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth.

General and Administrative Expenses. The Company's general and administrative costs increased by $50,452 as compared to the 2003 fiscal year, and increased by $91,465 as compared to the fiscal year ending in 2002. The increase was primarily the result of increases in salaries and bonuses, related employment expenses including health insurance, accounting fees, and expenses related to new securities regulations. Except for unforeseen extraordinary items and legal and accounting fees, it is unlikely general and administrative expenses will materially change during Fiscal 2005.

Net Income/Loss. The Company experienced a net loss of $22,897 as compared to a net loss of $5,516 for Fiscal 2003 and a net loss of $11,373 for Fiscal 2002. Although the Company experienced increased revenues during each of these years, the Company's expenses significantly increased as discussed above resulting in operating losses. See "Net Sales and Costs and Expenses" above.

As of April 30, 2004, the Company had net operating loss carryovers aggregating approximately $49,000. See "Financial Statements," for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 5 to the Financial Statements for the year ending April 30, 2004. See "Financial Statements."

Assets. Since April 30, 2003, the Company's assets have decreased by $24,423. This is primarily due to decreased cash resulting from the Company's loss position and use of cash for equipment purchases. Other changes in specific items do not reflect transactions outside the ordinary course of business.

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

The Company was owed $21,652 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2004 and $19,699 at April 30, 2003. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company.
Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

Liabilities. The Company's overall liabilities have decreased by $1,526 since April 30, 2003. This decrease represents ordinary fluctuations in operations and does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 10.34 to 1, has decreased from 10.94 to 1 at April 30, 2003. The decrease in ratio of current assets to current liabilities does not represent a material change in the financial condition or operations of the Company, although it is reflective of a decrease in current assets. In order to maintain the Company's asset/liability ratio, the Company's operations must return to profitability.

Liquidity and Capital Resources.  During the fiscal year ending April 30,
2004, the Company had a decrease in net working capital of $41,554. The decrease in net working capital is primarily due to the Company's operating losses sustained in fiscal 2004 and the use of cash assets for patent expenses.

Cash used by operating activities was $25,468 during Fiscal 2004. Cash provided by operating activities was $11,725 during Fiscal 2003 and cash used in operating activities was $20,588 during Fiscal 2002. Although the Company experiences varying collection periods of its accounts receivable, the Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity.

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

The Company's accounting policies are disclosed in Note 1 to the Financial Statements for the year ending April 30, 2004. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Stock Options - The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has elected to follow the "disclosure only" alternative prescribed by SFAS No. 123.

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

Item 7.  Financial Statements.
         ---------------------

The financial statements required by this item is filed as a part of this report as described in Item 13.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------
The Company retained the services of Blackman Kallick Bartelstein, LLP to audit the Company's annual Financial Statements as of April 30, 2004, 2003 and 2002, and to review the Company's quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company's accountants regarding accounting matters or financial disclosure.

Item 8A.  Controls and Procedures.
          ------------------------
(a) The management of the Company has prepared and is responsible for the integrity of the information presented in this Annual Report for the period ending April 30, 2004, including the Company's financial statements. These statements have been prepared in conformity with generally accepted accounting principals and include, where necessary, informed estimates and judgments by management.

(b) Within the 90 days prior to the date of filing this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Accounting Officer, of the effectiveness of the design and operation fo the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be included in the Company's periodic SEC filings.

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

Item 9.  Directors and Executive Officers of the Registrant.
         ---------------------------------------------------
The executive officers and directors of the Company are:

                          Positions                    Served in
Name                Age   with Company                 Office Since
--------------     ----   ---------------------        ------------------
Fred K. Suzuki      74    President, Chief             February, 1976 (1)
                          Executive Officer,
                          Treasurer, Director of
                          Research and Development,
                          Director of Marketing
                          and Sales, and Chairman
                          of the Board of Directors

Mary K. Friske      44    Vice President -             September, 1993
                          Administration,
                          Manager of Sales

Laurence Mead       42    Vice President -             April,1994
                          Manufacturing, Chief
                          Accounting Officer,
                          Manager of Financial
                          and Product Development

Lauane C. Addis     48    Corporate Counsel,           February, 1984
                          Secretary and                December, 1985
                          Director                     February, 1987

James F. Schembri   69    Director                     November, 1990

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

Involvement in Certain Legal Proceedings.
-----------------------------------------
None of the officers or directors are or have been involved in any legal proceedings which are material to an evaluation of the ability or integrity of same.

Business Experience.
--------------------
Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

FRED K. SUZUKI, Jr., Chairman of the Board, President, Chief Executive Officer, Treasurer, Director of Research and Development and Director of Marketing and Sales. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 to the present. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki International, Inc. ("FKSI"), and President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). Mr. Suzuki also served as President and Chairman of the Board of Directors of Stevia Company, Inc. ("Stevia") until its dissolution on April 16, 1999. FKSI is a holding company of Medlab and the Company, and was a holder of a majority of the common stock of Stevia until its dissolution. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia was a development company in the business of developing, manufacturing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products. Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company. Mr. Suzuki has developed several patents in the area of Diterpene glycosides chemistry derived from the Stevia rebaudiana plant. Mr. Suzuki also holds patents in the area of liquid crystal chemistry. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

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

LAURENCE MEAD, Vice President - Manufacturing, Chief Accounting Officer and Manager of Financial and Product Development. Mr. Mead joined the production department of the Company in 1980, and has served as the Company's Production Manager since 1984. In April, 1994, Mr. Mead was appointed Vice President - Manufacturing and Manager of Financial and Product Development. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

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

JAMES F. SCHEMBRI, Director. Mr. Schembri was elected to the Board of Directors on November 15, 1990. Mr. Schembri is the founder and President of Schembri & Associates (formerly Automatic Controls Company). This company was a manufacturer's representative with offices in Michigan, Ohio and Kentucky. It currently is involved in specialized lending situations with Equity Funding, Inc. of West Bloomfield, Michigan. Mr. Schembri is one of the founders and President of Fenton Systems, Inc., Wixton, Michigan. In addition to these activities, Mr. Schembri is founder and President of Wickfield Leasing Company, which leases automobiles and office equipment. Mr. Schembri also served as a director of Stevia until its dissolution on April 16, 1999. Mr. Schembri received his Bachelor of Science Degree in Mechanical Engineering from the University of Detroit in June, 1957.


Section 16(a) Beneficial Ownership Reporting Compliance.
-------------------------------------------------------
During the fiscal year ending April 30, 2004, the Company did not receive any reports required to be filed by a director, officer or beneficial owner of more than 10% of the Company's common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company's common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2004.

Audit Committee.
----------------
The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principals and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Company also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual consolidated financial statements and review the unaudited quarterly financial statements of the Company and arranges with such auditors the scope of the audit to be undertaken by them. The Audit Committee currently has one member, James F. Schembri, a director of the Company. The Board of Directors has determined that Mr. Schembri is a financial expert as a result of Mr. Schembri's experience described under "Business Experience" above. Mr. Schembri is an independent director as defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards.

Audit Committee Charter.
------------------------
The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is available without charge upon request delivered to the Company at its principal executive offices.

Code of Ethics.
---------------
The Company has adopted a Code of Ethics which applies to all officers of the Company. A copy of the Company's Code of Ethics is available without charge upon request delivered to the Company at its principal executive offices.

Item 10. Executive Compensation.
         -----------------------

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2004, 2003 and 2002 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

                                Summary Compensation Table
                    -------------------------------------------
                         Annual Compensation                 Long Term Compensation/Awards
                -------------------------------------   --------------------------------------------
Name and                               Other            Restricted Securities
Principal                              Annual           Stock      Underlying   LTIP    All Other
Position         Year Salary   Bonus   Compensation(1)  Awards(2)  Options/SARS Payouts Compensation
---------------  ---- ------- -------- ---------------  ---------- ------------ ------- ------------
Fred K. Suzuki   2004 $84,750  $10,000      -                -          -           -         -
President,       2003 $80,000  $ 5,000      -                -          -           -         -
Chairman of      2002 $80,000  $ 5,000      -                -          -           -         -
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

Stock Options
-------------
On November 12, 1998, the Company entered into a Stock Option Agreement ("Stock Option I"), described below, with Fred K. Suzuki, President of the Company. Stock Option I terminated by its terms on November 12, 2001. Effective November 12, 2001, but approved by the Board of Directors on March 21, 2002, another Stock Option ("Stock Option II"), described below, was granted to Fred K. Suzuki. No other stock options were granted to the Chief Executive Officer or the Company's four other most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus for fiscal year 2003 exceeded $100,000. Mr. Suzuki exercised this option to the extent of 140,000 shares on September 30, 2002 resulting in additional paid-in-capital of $3,500. This option will expire on November 12, 2004. The following table sets forth the aggregate value as of April 30, 2004 of unexercised options held by such individuals.


                      Aggregated Option/SAR Exercises in
                     Last Fiscal Year and Fiscal Year-End
                              Option/SAR Values
                     -------------------------------------
                                               Number of          Value of
                                               Shares underlying  Unexercised
                                               Unexercised        In-the-Money
                                               Options at         Options/SARS
                     Shares                    Fiscal Year        At Fiscal
                     Acquired                  End (#)            Year-End
                     On           Value        Exercisable/       Exercisable/
Name                 Exercise (#) Realized ($) Unexercisable      Unexercisable
-----------------    ------------ ------------ -----------------  -------------
Fred K.
Suzuki
President
and
Chairman of
the Board

Stock
Option I(1)           140,000         0            2,591,000/0         $0/0

------------------------
(1) Effective November 12, 2001, but approved by the Board of Directors on March 21, 2002, the Company entered into a Stock Option Agreement with Fred
K. Suzuki, President, granting Mr. Suzuki an option to purchase 2,731,000 shares of the Company's common stock at an option price of $0.025 per share.
 The option is subject to several contingencies, including, but not limited to Shareholder approval. Management believes this option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of a corporate capital reorganization.
 As of April 30, 2004, this option had been exercised to the extent of 140,000 Shares. This option will terminate on November 12, 2004.




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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          ------------------------------------------------------------------
The following table sets forth information as of April 30, 2004, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.


                                             Amount and Nature
                    Name and Address         of Beneficial     Percent of
Title of Class      of Beneficial Owner      Ownership         Class
----------------    ------------------------ ----------------- -----------
Common Stock        Fred K. Suzuki           4,906,146 shares      34.51%
                    710 S. Kennicott         of record and
                    Arlington Heights,       beneficial (1)
                    Illinois 60005

Common Stock        F.K. Suzuki Inter-       4,497,146 shares      31.63%
                    national, Inc.           record and bene-
                    1940 E. Devon Ave.       ficial
                    Elk Grove Village, IL
                    60007

Common Stock        Lauane C. Addis          4,506,146 shares      31.70%
                    1819 Orleans Circle      record and bene-
                    Elk Grove Village, IL    ficial (2)
                    60007

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

(3) Included in the shares owned beneficially by Mr. Schembri are 35,000 shares held in Mr. Schembri's individual retirement account for the benefit of Mr. Schembri and 508,000 shares owned in joint tenancy with Mr. Schembri's son.

(4) In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 200 shares, or approximately ..2%, of the outstanding common stock of FKSI, which owns 31.63% of the common stock of the Company.

(5)        In addition to the common stock of the Company owned by Laurence
C. Mead, he also owns 4,000 shares, or approximately 4%, of the outstanding common stock of FKSI, which owns 31.63% of the common stock of the Company.



Changes in Control
------------------
The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company nor has a change in the control of the Company occurred during the last fiscal year.


Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------
During the fiscal year ending April 30, 2004, the Company shared common office expenses, including legal fees, with F.K. Suzuki International, Inc. ("FKSI"). It is believed by management that by sharing these common expenses with FKSI, they will be reduced and kept at minimum levels. As of April 30, 2004, FKSI owed $21,657 to the Company in connection with the shared common expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Effective November 12, 2001, the Company granted an option to Mr. Suzuki to purchase all or a portion of 2,731,000 shares of the Company' common stock at a purchase price of $0.025 per share. This option is subject to several contingencies including, but not limited to, shareholder approval. As of April 30, 2004, this option was exercised to the extent of 140,000 shares on September 30, 2002. See "Executive Compensation."

Lauane C. Addis, Secretary and Director, a member of the law firm of Stahl Cowen Crowley LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley LLC, in the future. During Fiscal 2004, the Company paid $16,390.46 in legal fees to the law firm, some of which inured to the benefit of Mr. Addis in the form of distributions. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.


Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------
The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

        Balance sheets for the fiscal years ending April 30, 2004 and 2003.

        Statements of operations for the fiscal years ending April 30, 2004, 2003 and 2002.

        Statements of Shareholders' Equity (Deficit) for the fiscal years April 30, 2004, 2003 and 2002.

        Statements of Cash Flows of the Company for fiscal years ending April 30, 2004, 2003 and 2002.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

        No financial schedules for the fiscal years ending April 30, 2004, 2003 and 2002 are submitted.

       Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10-KSB except for those otherwise shown on the financial statements or notes thereto contained in this report.

(a)(3)   The Following Exhibits are Filed as a Part of this Report:

     2. Plan of Acquisition, reorganization, arrangement, liquidation or succession - none.

     3a.   Articles of Incorporation(1)

       b. By-Laws(1)

     4. Instruments Defining the Rights of Security Holders, Including Indentures - none.

     9.    Voting Trust Agreements - none.

     10.  Material Contracts

           (a) Stock Option Agreement, dated November 12, 2001, between the Company and Fred K. Suzuki (2)

     11.   Statement Regarding Computation of Earnings Per Share - none.

     13.  Annual or Quarterly Reports to Security Holders - none.

     16.   Letter Regarding Change in Certifying Accountants - none.

     18.  Letter Regarding Change in Accounting Principles - none.

     19.  Previously Unfiled Documents - none.

     22.  Subsidiaries of Registrant - none.

     23. Published Report Regarding Matters Submitted to Vote of Security Holders - none.

     24.  Consent of Experts and Counsel - none.

     25.  Power of Attorney - none.

        31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
                Accompanying this Report.

        31.2 Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
                Accompanying this Report.

        32.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and
             18 U.S.C. Sect. 1350.
                Accompanying this Report.

        32.2 Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and
             18 U.S.C. Sect. 1350.
                Accompanying this Report.

     (99) Additional Exhibits - none

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


Item 14.  Principal Accountant Fees and Services.
          --------------------------------------
Blackman Kallick Bartelstein, LLP served as independent auditors for the fiscal year ended April 30, 2004, and it has acted as auditors for the Company since May 1, 2002.


Audit Fees.
-----------
Fees billed by Blackman Kallick Bartelstein, LLP totaled $50,290 for the year-ended April 30, 2004. This included fees for the annual audit and reviews of all the Company's quarterly reports on Form 10-QSB. Fees billed by Blackman Kallick Bartelstein, LLC totaled $3,740 for the year-ended April 30, 2003. This included only a fee for the review of one of the Company's quarterly reports on Form 10-Q.

Audit-Related Fees.
-------------------
Blackman Kallick Bartelstein, LLP did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees.
---------
During the fiscal year ending April 30, 2004, Blackman Kallick Bartelstein, LLP billed the Company $3,553 for professional fees related to tax services rendered to the Company. Blackman Kallick Bartelstein, LLP did not bill the Company for any professional fees related to tax services during the fiscal year ending April 30, 2003.
All Other Fees.

Blackman Kallick Bartelstein, LLP did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review.
-----------------------
The Company's audit committee is required to approve all non-audit services to be performed by Blackman Kallick Bartelstein, LLP. In this respect, the audit committee has considered with the provision of the tax services during the Company's fiscal year ending April 30, 2004 was compatible with maintaining the independence of Blackman Kallick Bartelstein, LLP. The audit committee has made a determination that the independence of Blackman Kallick Bartelstein, LLP will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2003 and April 30, 2004.


                             SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:  BIOSYNERGY, INC.


/s/ Fred K. Suzuki                         July 20, 2004
--------------------------------------    --------------------
Fred K. Suzuki, Chairman of the             Date
Board of Directors, Chief Executive
Officer, President and Treasurer

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Fred K. Suzuki                       July 20, 2004
-----------------------------------     ---------------------
Fred K. Suzuki, Chairman of the                Date
Board of Directors, Chief Executive
Officer, President and Treasurer

/s/ Lauane C. Addis                      July 20, 2004
-----------------------------------     ---------------------
Lauane C. Addis, Secretary                        Date
and Director








                           EXHIBIT 31.1
                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred K. Suzuki, certify that:

1. I have reviewed this annual report on Form 10-KSB of Biosynergy, Inc., small business issuer;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

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

           c. Evaluated the effectiveness of the small business issuer=s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

           d. Disclosed in this annual report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: July 20, 2004

/s/ Fred K. Suzuki
----------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer






                            EXHIBIT 31.2
             CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1. I have reviewed this annual report on Form 10-KSB of Biosynergy, Inc., small business issuer;

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

           c. Evaluated the effectiveness of the small business issuer=s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

           d. Disclosed in this annual report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: July 20, 2004

/s/ Laurence C. Mead
------------------------------------------
Laurence C. Mead
Vice President-Manufacturing, and Chief
Accounting Officer





                                 Exhibit 32.1

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB for the year ending April 30, 2004, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2004, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
----------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer

Dated: July 20, 2004




                               Exhibit 32.2

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB for the year ending April 30, 2004, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2004, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
---------------------------------------
Laurence C. Mead
Vice President-Manufacturing and
Chief Accounting Officer

Dated: July 20, 2004





















Biosynergy, Inc.

Years Ended April 30, 2004, 2003 and
2002






C o n t e n t s


	                                         Reference	Page

Report of Independent Registered
Public Accounting Firm		                                1

Balance Sheets	                             Exhibit A	2-3

Statements of Operations	                 Exhibit B	4

Statements of Stockholders' Equity	           Exhibit C	5

Statements of Cash Flows	                 Exhibit D	6

Notes to Financial Statements		                        7-12



Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Biosynergy, Inc.
Elk Grove Village, Illinois


We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2004 and 2003, and the related statements of operations, stockholders'equity and cash flows for each of the two years in the period ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended April
30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying statements of operations, stockholders' equity and cash flows of Biosynergy, Inc. for the year ended April 30, 2002 were not audited by us and, accordingly, we do not express an opinion on them.


S/Blackman Kallick Bartelstein, LLP


June 7, 2004
Chicago, Illinois




                                         Assets
                                         ------

                                                               2004                 2003
                                                           --------------     -------------
Current Assets
 Cash                                                      $      254,477     $     309,512
      Accounts receivable - Trade (Net of allowance for
        doubtful accounts of $500 in 2004 and 2003)               126,524           111,620
      Inventories                                                  61,355            66,447
      Prepaid expenses                                             19,239            17,096
                                                           --------------     -------------
				Total Current Assets	             	461,595		504,675
                                                           --------------     -------------
Due from Affiliate                                                 21,652            19,699
                                                           --------------     -------------
Equipment and Leasehold Improvements
      Equipment                                                   155,014           133,872
      Leasehold improvements	                                     15,896            15,140
                                                           --------------     -------------
                                                                  170,910           149,012
      Less accumulated depreciation and amortization	            137,471           126,561
                                                           --------------     -------------
             Total Equipment and Leasehold Improvements            33,439            22,451
                                                           --------------     -------------
Other Assets
      Patents pending                                              34,725            29,009
      Deposits                                                      6,015             6,015
                                                           --------------      ------------
             Total Other Assets                                    40,740            35,024
                                                           --------------      ------------
                                                           $      557,426      $    581,849
                                                           ==============      ============



                           Liabilities and Stockholders' Equity
                           ------------------------------------


                              						2004			2003
                                                             -------------     ------------
Current Liabilities
      Accounts payable                                        $   10,028        $   15,455
      Accrued compensation and payroll taxes                      10,997             9,546
      Deferred rent                                                3,080             3,190
      Other accrued expenses                                       3,828             2,338
      Accrued vacation                                            16,695            15,625
                                                              ----------       -----------
            Total Current Liabilities                             44,628            46,154







Stockholders' Equity (Deficit)
      Common stock - No par value; authorized - 20,000,000
        shares; issued - 14,215,511 shares                       642,988           642,888
      Additional paid-in capital                                       -               100
      Accumulated deficit                                       (130,190)         (107,293)
                                                              -----------        ----------

            Total Stockholders' Equity                           512,798           535,695
                                                              -----------        ----------
                                                              $  557,426         $ 581,849
                                                              ===========        ==========


						2004			2003			2002
					    Audited		    Audited		   Unaudited
					-------------	-------------	-------------

Net Sales				$     742,339	$     675,413	$	602,305
Cost of Sales				251,596		212,492		191,099
					-------------	-------------	-------------
Gross Profit				490,743		462,921		411,206
					-------------	-------------	-------------
Operating Expenses
  Marketing					 88,359		 79,198		 77,850
  General and administrative		318,041		267,589		226,576
  Research and development		110,118		128,221		129,067
					-------------	-------------	-------------
     Total Operating Expenses       516,518		475,008		433,493
					-------------	-------------	-------------
Loss from Operations	       	(25,775)		(12,087)		(22,287)
					-------------	-------------	-------------
Other Income
	Interest income         		-             4,573	        8,890
	Other income	           	  2,878		  1,998		  2,024
					-------------	-------------	-------------
        Total Other Income		  2,878		  6,571		 10,914
					-------------	-------------	-------------
Net Loss				$	(22,897)	$	 (5,516)	$	(11,373)
					=============	=============	=============
Net Loss Per Common Share -
  Basic and Diluted		$		-	$		-	$		-
					=============	=============	=============

Weighted-Average Common
     Shares Outstanding		   14,215,511	   14,156,856	   14,068,878
					=============	=============	=============



										Additional
					  Common Stock			Paid-In	Accumulated
					Shares	   Amount		Capital	Deficit	    Total
					----------	-------------	----------	-----------  ----------
Balance, April 30, 2001
  (Unaudited)			13,806,511	$	632,663	$	100	$  (90,404)	 $  542,359

Stock Option Exercise		   269,000		  6,725		-		-		6,725

Net Loss					   -		      -		-	   (11,373)	    (11,373)
					----------	-------------	---------	-----------	  ---------
Balance, April 30, 2002
  (Audited)				14,075,511		639,388		100	  (101,777)	    537,711

Stock Option Exercise		   140,000		  3,500		-		-		3,500

Net Loss					   -		      -		-	    (5,516)	     (5,516)
					----------	-------------	---------	----------	  ---------
Balance, April 30, 2003
  (Audited)				14,215,511		642,888		100	  (107,293)	    535,695

Other						   -		    100	     (100)		-		-

Net Loss					   -		      -		-	   (22,897)	    (22,897)
					----------	-------------	---------	----------	  ---------
Balance, April 30, 2004
  (Audited)				14,215,511	$	642,988	$	-	$ (130,190)	   $512,798
					==========	=============	=========	==========	   ========





									  2004		2003		     2002
									Audited	     Audited	  Unaudited
								--------------	-------------	-------------
Cash Flows from Operating Activities
  Net loss							$	(22,897)	$	(5,516)	$	(11,373)
								-------------	------------	--------------
  Adjustments to reconcile net loss to cash
    (used in) provided by operating activities
	Depreciation and amortization				 10,910		 9,633		  2,918
	Changes in assets and liabilities
		Accounts receivable				(14,904)		 9,634		(15,833)
		Interest receivable					-		   815		  6,597
		Inventories and prepaid expenses		  2,949	     (10,146)		 (9,566)
		Accounts payable and accrued
		   expenses						 (1,526)		 7,305		  6,669
								-------------	------------	--------------
			Total Adjustments				 (2,571)		17,241		 (9,215)
								-------------	------------	--------------
			Net Cash (Used in) Provided by
			  Operating Activities			(25,468)		11,725		(20,588)
								-------------	------------	--------------
Cash Flows from Investing Activities
  Advances to affiliate						 (1,953)		  (267)		   (349)
    Purchase of equipment					(21,142)		(1,316)		 (3,207)
    Purchase of leasehold improvements			   (756)		    -		          -
    Patents pending						 (5,716)	     (17,020)		 (6,444)
    Proceeds from sale (purchase) of short-term
      investments 							-	     275,016		 (3,091)
								-------------	------------	--------------
			Net Cash (Used in) Provided by
			  Investing Activities			(29,567)	     256,413		(13,091)
								-------------	------------	--------------
Net Cash Provided by Financing Activities -
  Proceeds from exercise of stock option by
    officer									-		 3,500		  6,725
								-------------	------------	-------------
(Decrease) Increase in Cash					(55,035)	     271,638		(26,954)

Cash, Beginning of Year						309,512		37,874		 64,828
								-------------	------------	--------------
Cash, End of Year						$	254,477	$    309,512	  $	37,874
								=============	=============	  ===========





Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the Hemo Temp II Blood Monitoring Device, accounted for approximately 87% of the sales in each of the last three years ending April 30. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


Note 2 - Summary of Significant Accounting Policies

Receivables

Receivables are carried at original invoice less estimates made for doubtful receivables. Management determines the allowances for doubtful accounts be reviewed to identify troubled accounts on a periodic basis by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Inventories

Inventories are valued at the lower of cost using the FIFO (first-in, first-out) method or market.

Depreciation and Amortization

Equipment and leasehold improvements are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over 10 years or the term of the lease, if less; equipment is depreciated over 3 to 10 years.

Revenue Recognition

The Company recognizes net sales revenue upon the shipment of product to customers.

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent on the straight-line method.

Stock Options

In December 2002, the Financial Accounting Standards Board (FASB) issued, and the Company adopted, SFAS No. 148, "Accounting for Stock-Based Compensation - Transitions and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 amends the disclosure requirements of the Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation" to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on report results. The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has elected to follow the "disclosure-only" alternative prescribed by SFAS No. 123.

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

Income (Loss) Per Common Share

The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net loss per common share is the same for the years ended April 30, 2004 and 2003, as the common stock equivalents of the Company were anti-dilutive.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2004, approximates their carrying value.

Comprehensive Income (Loss)

The Company adopted the Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) include amounts that, under SFAS No. 130, are included in the comprehensive income (loss) but are excluded from net income (loss). There were no significant differences between the Company's net loss and comprehensive income (loss).

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB
No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all variable interest entities or potential variable interest entities by the end of the first reporting period ending after December 15, 2004. The early adoption of FIN No. 46, as amended, did not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

Reclassification

Certain items in the 2002 statements of operations have been reclassified to conform to the presentation used in 2003 and 2004.

Note 3 - Short-Term Investment

In November 2001, the Company invested $275,016 in a 90-day certificate of deposit, pending its use in operations. This certificate of deposit provided for interest at 1.85%. The certificate of deposit was renewed in February 2002 at an interest rate of 1.75%. In May 2002, the Company invested $250,000 in a 270-day certificate of deposit at an interest rate of 2.2%. This certificate of deposit matured on February 24, 2003 and was not renewed.

Note 4 - Inventories

Components of inventories are as follows:

					2004			2003
				-------------	------------
	Raw materials 	$	43,580	$	31,078
	Work-in-process		8,608			14,038
	Finished goods 		9,167			21,331
				-------------	------------
				$	61,355	$	66,447


Note 5 - Income Taxes

The components of deferred income taxes are as follows as of April 30, 2004:

								2004			2003
							----------------	--------------
	Deferred Tax Assets (Liabilities)
		Net operating loss
		  carryforwards			$	7,387		$	12,144
		Other						4,095			 3,182

	Less:  Valuation allowance		    (11,482)	     (15,326)
							----------------	--------------
		Net Deferred Tax Assets		$	-		$	-
							================	==============

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:


								Year Ended April 30,
							   2004	   2003	   2002
							----------	----------	----------
	U.S. federal statutory tax rate 	   (34.0)%	   (34.0)% 	   (34.0)%
	Utilization of net operating loss
	  carryforwards					-		-		-
	Change in valuation allowance	  	    34.0	    34.0	    34.0
							----------  ----------  ----------
	Consolidated Effective Tax Rate	     -   %	      -  %       -   %


As of April 30, 2004, the Company has approximately $49,000 of net operating loss carryforwards expiring between 2006 and 2018 for U.S. federal income tax purposes. A valuation allowance has been established as of April 30, 2004 and 2003 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.

Note 6 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred
K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725.
This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. The extended option remains subject to several contingencies including, but not limited to, stockholder approval. On September 30, 2002, this option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. There were 2,591,000 options outstanding as of April 30, 2004 and 2003.

The Company's stock is traded in the over-the-counter market.
However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange. The Company estimates that the price at which the option was granted to the President, was at or above market value per share of common stock on the date of grant, based on the limited historical trade activity.

Note 6 - Stock Options (Continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123,
 "Accounting and Disclosure of Stock-Based Compensation." Accordingly, no employee compensation expenses had been recognized for the above grant. Had employee compensation expense for the grant been recorded in the financial statements, consistent with provisions of SFAS No.
123, net loss for fiscal years 2004, 2003 and 2002 would have been the same.

			         					Year Ended April 30,
		 						2004		 2003			2002
							 -----------   -----------	-----------

	Net loss, as reported                $  (22,897)   $   (5,516)    $  (11,373)
Stock-based compensation
  expense, net of related tax effects,
  using the fair value method	                    -	         -               -
	Stock-based compensation
	  expense included in reported
	  net income, net of related tax
	  effects under APB 25   	              -            -               -
						       -----------   -----------    -----------
                  Pro forma net loss	 $  (22,897)   $   (5,516)    $  (11,373)


The option extended on November 12, 2001 did not result in any fair value using the Black-Scholes option-pricing model. Therefore, no pro forma net loss or loss per share is applicable. In order to arrive at this determination, using the Black-Scholes option-pricing model, the following weighted-average assumptions were used for the period ended April 30, 2002:

											    Risk-Free
				Options	Exercise	Expected Life	   Dividend	     Interest

Date of Issuance		Issued	Price		(Years)		Yield		Rate		Volatility
------------------	---------	--------	-------------	--------	--------	----------
November 12, 2001      	2,731,000   $ .025	 3		         - %	5.0%	         .001


Note 7 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2004:

							Stock of Affiliates
						-------------------------------------
								F.K. Suzuki
						Biosynergy,	International,	Medlab,
						Inc.		Inc.			Inc.
						-----------	--------------	-------

	F.K. Suzuki International, Inc.	31.6%		-   %		100.0%
	Fred K. Suzuki, Officer			 2.9		35.6		-
	Lauane C. Addis, Officer 		  .1		32.7		-
	James F. Schembri, Director		12.6		-		-
	Mary K. Friske, Officer 		  .1		  .2		-
	Laurence C. Mead, Officer		  .1		 4.0		-

As of April 30, 2004 and 2003, $21,652 and $19,699, respectively, was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of April 30, 2004, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company.

Note 8 - Lease Commitments

In 2001, the Company entered a five- year extension of the lease agreement for its current facilities, which expires on January 31,
 2006. The base rent under the extended lease escalates over the life of the lease. Total rent payments for each fiscal year are as follows:

					Total Base Rent
					---------------
	Year Ending April 30:
				2005	$	75,900
				2006		56,925
					--------------
			        	$    132,825

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $74,250, $73,700 and $72,050 for the fiscal years ending April 30, 2004, 2003 and 2002, respectively. The lease can be extended for an additional five-year term.

Note 9 - Major Customers

Shipments to one customer amounted to approximately 43%, 44% and 42% of sales in fiscal years 2004, 2003 and 2002, respectively. As of April 30, 2004 and 2003, there were outstanding accounts receivable from this customer of approximately $77,245 and $78,122, respectively.