Form 10QSB
period 2004-07-31
BIOSYNERGY INC
filed 2004-09-14
CIK 715812

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   July 31, 2004
                                                 -------------
       ( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

                For the transition period from ______ to _______

                Commission file number            0 -12459
                                                 ----------


                              Biosynergy, Inc.
  ------------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

          Illinois                                   36-2880990
----------------------------------      ----------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization

        1940 East Devon Avenue, Elk Grove Village, Illinois  60007
--------------------------------------------------------------------------
               (Address of principal executive offices)

                                847-956-0471
--------------------------------------------------------------------------
                     (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X     No __


                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
14,215,511
----------

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

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



                           BIOSYNERGY, INC.

                    PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                        Balance Sheets


                                                             ASSETS

                                                        July 31, 2004  April 30,2004
                                                           Unaudited      Audited
                                                        -------------  -------------
Current Assets
       Cash                                                 $259,600      $254,477
       Accounts receivable, Trade (Net of                    132,864       126,524
         allowance for doubtful accounts of $500
         at July 31, 2004 and April 30, 2004)
         Inventories                                          57,321        61,355
       Prepaid expenses                                       20,794        19,239
                                                           ---------     ---------
               Total Current Assets                          470,579       461,595
                                                           ---------     ---------

Due from Affiliates                                           21,652        21,652
                                                           ---------     ---------

Equipment and Leasehold Improvements
       Equipment                                             157,621       155,014
       Leasehold improvements                                 15,896        15,896
                                                           ---------     ---------
                                                             173,517       170,910

       Less accumulated depreciation and amortization       (140,298)     (137,471)
                                                           ---------     ---------
          Total Equipment and Leasehold Improvements, Net     33,219        33,439
                                                           ---------     ---------

Other Assets
 Pending Patents                                              44,572        34,725
 Deposits                                                      5,947         6,015
                                                           ---------     ---------
       Total Other Assets                                     50,519        40,740

                                                            $575,969      $557,426
                                                           =========     =========

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current Liabilities
       Accounts payable                                      $30,582       $10,028
       Accrued compensation and payroll taxes                  7,653        10,997
       Deferred rent                                           2,640         3,080
       Other accrued expenses                                  1,770         3,828
       Accrued vacation                                       19,555        16,695
                                                            --------      --------
        Total Current Liabilities                             62,200        44,628
                                                            --------      --------

Shareholders' Equity
       Common stock, No par value; 20,000,000
         authorized shares issued: 14,215,511
         Shares at July 31, 2004 and at April 30, 2004
                                                             642,988       642,988
       Accumulated deficit                                  (129,219)     (130,190)
                                                            --------      --------

        Total Shareholders' Equity                           513,769       512,798
                                                            --------      --------

                                                            $575,969      $557,426
                                                            ========      ========

The accompanying notes are an integral part of the financial statements.

                           Biosynergy, Inc.

                       Statements of Operations



                                                     Three Months
                                              Ended July 31

                                                               2004             2003
                                                            Unaudited         Unaudited
                                                           -----------      ------------

Net Sales                                                  $   207,872      $    196,354

Cost of Sales                                                   63,211            56,170
                                                            ----------      ------------
Gross Profit                                                   144,661           140,184
                                                            ----------      ------------
Operating Expenses
     Marketing                                                  21,519            20,016
     General and administrative                                 96,408           106,237
     Research and development                                   26,243            23,190
          Total Operating Expenses                             144,170           149,443
                                                            ----------      ------------
Loss (Income) from Operations                                      491            (9,259)
                                                            ----------      ------------
Other Income
     Other income                                                  480               539
                                                            ----------      ------------
          Total Other Income                                       480               539
                                                            ----------      ------------
Net Income (Loss)                                                  971      $
                                                                                                      (8,720)
Net Income (Loss) Per Common Stock -                        $     -         $     -
Basic and Diluted

Weighted-Average Common Stock Outstanding-Basic and Diluted 14,215,511        14,215,511


The accompanying notes are an integral part of the financial statements.




                           BIOSYNERGY, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY

                   THREE MONTHS ENDED JULY 31, 2004

                              Unaudited

                       Common Stock
                  --------------------
                    Shares     Amount      Deficit     Total
                  ----------  --------   ----------   --------
Balance, May 1,
   2004           14,215,511  $642,988   $(130,190)   $512,798

Net Profit            -           -            971         971
                  __________  ________   __________   ________
Balance, July 31,
 2004             14,215,511  $642,988   $(129,219)   $513,769
                  ==========  ========   ==========   ========

The accompanying notes are an integral part of the financial statements.

                           BIOSYNERGY, INC.

                       STATEMENTS OF CASH FLOWS

                                                                                Unaudited
                                                                       THREE MONTHS ENDED JULY 31,
                                                                    -------------------------------
                                                                        2004                2003
                                                                    -----------       ------------
Cash Flows from Operating Activities

   Net income (Loss)                                                $       971       $    (8,720)

   Adjustments to reconcile net (loss income to cash
      provided by (use in) operating activities
          Depreciation and amortization                                   2,827             1,987
          Changes in assets and liabilities
               Accounts receivable                                       (6,340)          (17,622)
               Inventories                                                 4,034           11,436
               Prepaid expenses                                          (1,555)           (1,896)
               Deposits                                                       68              -
               Accounts payable and accrued expenses                      17,572           17,311
                                                                    ------------      ------------
   Total Adjustments                                                      16,606           11,216
                                                                    ------------      ------------
Net Cash Provided By Operating Activities                                 17,577            2,496
                                                                    ------------      ------------
Cash Flow from Investing Activities
   Advances to affiliated companies                                       -                  (886)
   Patents pending                                                        (9,847)          (4,491)
   Equipment and leasehold improvements                                   (2,607)          (3,587)
   Interest receivable                                                    -                 -
   Decrease in short-term investment                                      -                 -
                                                                    ------------      ------------
Net Cash Used In Investing Activities                                    (12,454)          (8,964)
                                                                    ------------      ------------

Net Cash Provided by Financing Activities                                 -                 -

Increase (Decrease) in Cash                                                5,123           (6,468)
                                                                    ------------      ------------

Cash, Beginning Period                                                  $254,477          $309,512
                                                                    ------------      ------------
Cash, Ending Period                                                     $259,600          $303,044
                                                                    ============      ============


The accompanying notes are an integral part of the financial statements.


                          Bioysynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2004



Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2004 Annual Report to Shareholders. The results of operations for the three months ended July 31, 2004 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTempR II Blood Monitoring Device, accounted for approximately 89% of the sales during the quarter ending July 31, 2004. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


Note 2 - Summary of Significant Accounting Policies

Receivables
-----------
Receivables are carried at original invoice less estimates made for doubtful receivables. Management determines the allowances for doubtful accounts be reviewing and identifying troubled accounts on a periodic basis and by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding of more than 30 days. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Inventories
-----------
Inventories are valued at the lower of cost using the FIFO
(first-in, first-out) method or market.


                          Bioysynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2004



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

Stock Options
-------------
In December 2002, the Financial Accounting Standards Board (FASB) issued, and the Company adopted, SFAS No. 148, "Accounting for Stock-Based Compensation - Transitions and Disclosure - an Amendment of FASB Statement NO. 123." SFAS No. 148 amends the disclosures requirements of the Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation" to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock options in accordance with the provisons of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has elected to follow the "disclosure-only" alternative prescribed by SFAS No. 123.

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

Income (Loss) Per Common Share
------------------------------
The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net loss per common share is the same for the three months ended July 31, 2004 as the common stock equivalents of the Company were anti-dilutive.


                          Bioysynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2004



Note 2 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of July 31, 2004, approximates their carrying value.

Comprehensive Income (Loss)
---------------------------
The Company adopted the Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income
(loss) and its components in the financial statements. Components of comprehensive income (loss) include amounts that, under SFAS No. 130, are included in the comprehensive income (loss) but are excluded from net income (loss). There were no significant differences between the Company's net income (loss) and comprehensive income (loss).

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

The components of deferred income taxes are as follows as of April
30, 2004:


                                           2004         2003
                                        ---------    ---------
Deferred Tax Assets (Liabilities)
     Net operating loss carryforwards   $  7,387     $ 12,144
     Other                                 4,095        3,182

  Less: Valuation allowance              (11,482)     (15,326)
                                        ---------    ---------
     Net Deferred Tax Assets:           $    -       $    -
                                        =========    =========


                          Bioysynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2004



Note 2 - Summary of Significant Accounting Policies (Continued)

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:


                                        Year Ended April 30,
                                      -----------------------------
                                        2004      2003       2002
                                      -------- ---------  ---------
U.S. federal statutory tax rate        (34.0)%   (34.0)%    (34.0)%
Utilization of net operating loss
   carryforwards                         -         -          -
Change in valuation allowance           34.0      34.0       34.0
Consolidated Effective Tax Rate          - %       - %        - %
                                       ======    ======     =======

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

Recent Accounting Pronouncements
--------------------------------
In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB Nob. 51." FIN NO. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all variable interest entities or potential variable interest entities by the end of the first reporting period ending after December 15, 2004. The early adoption of FIN No. 46, as amended, did not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for

                          Bioysynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2004



Note 2 - Recent Accounting Pronouncements (Continued)

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

Note 3 - Inventories

Components of inventories are as follows:

                                 April 30,     July 31,
                                   2004         2004
                                ----------    ---------
      Raw materials             $   43,58      $ 36,455
      Work-in-process               8,608         9,330
      Finished goods                9,167        11,536
                                ----------    ---------
                                $  61,355      $ 57,321





                          Bioysynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2004



Note 4 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. The extended option remains subject to several contingencies, including, but not limited to, stockholder approval. On September 30, 2002, this option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. There were options outstanding for 2,591,000 shares as of July 31, 2004 and April 30, 2004.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." Accordingly, no employee compensation expenses had been recognized for the above grant. Had employee compensation expense for the grant been recorded in the financial statements, consistent with provisions of SFAS No. 123, net income (loss) for the applicable periods would have been the same.

                                        Quarter Ended July 31
                                       -----------------------
                                         2004          2003
                                       --------    -----------
Net Income (loss), as reported          $ 971        $(8,720)
Stock-based compensation
  expense, net of related tax effects,
  using the fair market value method      -              -
Stock-based compensation
  expense included in reported
  net income, net of related tax
  effects under APB 25                    -              -
                                       --------    -----------
    Pro forma net Income (loss)         $971         $(8,720)



                          Bioysynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2004



Note 4 - Stock Options (continued)

The option extended grant on November 12, 2001 did not result in any intrinsic value using the Black-Scholes option pricing model. Therefore, no pro forma net income (loss) or income (loss) per share is applicable. In order to arrive at this determination, using the Black-Scholes option pricing model, the following weighted average assumptions were used for the period ended April 30, 2002:

                                                        Risk-Free
                    Options  Exercise Expected Dividend Interest
Date of Issuance    Issued    Price    (Years)  Yield     Rate    Volatility
-----------------  --------- -------- -------- -------- --------  ----------
November 12, 2001  2,731,000  $.025       3     0.00%     5.0%       .001


Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2004 and July 31, 2004:

                                         Stock of Affiliates
                                  ----------------------------------
                                               F.K. Suzuki
                                  Biosynergy, International, Medlab,
                                      Inc.        Inc.        Inc.
                                  ----------- -------------- -------
F.K. Suzuki International, Inc.       31.6%        -  %       100.0%
Fred K. Suzuki, Officer                 .9        35.6          -
Lauane C. Addis, Officer                .1        32.7          -
James F. Schembri, Director           12.6         -            -
Mary K. Friske, Officer                 .1          .2          -
Laurence C. Mead, Officer               .1         4.0          -

As of April 30, 2004 and July 31, 2004 $21,652 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of July 31, 2004, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company.

Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:



                           Biosynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2004

                                                             Three Months Ended
                                                      July 31, 2004       July 31, 2003
                                                      -------------      --------------
Numerator:

   Net income (loss) attributable to
    common shareholders                                        971             (8,720)

Denominator:

   Weighted Average Outstanding
     Shares-Basic                                       14,215,511         14,215,511

Earnings Per Share-Basic                                      0.00               0.00

Effect of dilutive common equivalent shares - weighted
average stock options outstanding                             -                  -

Weighted Average Outstanding Shares
  Diluted                                               14,215,511         14,215,511

Earnings Per Share-Diluted                                    0.00               0.00

Note 7 - Major Customers

Shipments to one customer amounted to approximately 42.54% of sales during the first quarter of Fiscal 2005. As of July 31, 2004, there were outstanding accounts receivable from this customer of $80,980.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues
------------------
For the three month period ending July 31, 2004 ("1st Quarter"), the net sales increased 5.87%, or $11,518, as compared to net sales for the comparative quarter ending in 2003. This increase in sales is primarily the result of an increase in sales of HemoTempR and HemoTempR II. As of July 31, 2004, the Company had $2,775 in back orders.

In addition to the above, during the 1st Quarter the Company had $480 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party.

Costs and Expenses
------------------

                               General
                               -------
The operating expenses of the Company during the 1st Quarter decreased overall by 3.53%, or $5,273, as compared to the 1st quarter in 2003, primarily due to a decrease in accounting and legal fees. See "General and Administrative Expenses" below.

                            Cost of Sales
                            -------------
The cost of sales during the 1st Quarter increased by $7,040 as compared to these expenses during the same quarter ending in 2003. This increase is due to summer time labor. As a percentage of sales, the cost of sales were 30.41% during the 1st Quarter and 28.61% for the comparative quarter ending in 2003. Although the sales of the Company increased, the cost of sales and other operating charges as a percentage of sales remained substantially the same. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

                  Research and Development Expenses
                  ---------------------------------
Research and Development costs increased $3,053, or 13.17%, as compared to the same quarter in 2003. This increase is due to an increase in salaries primarily related to the addition of one employee. The Company is investigating certain compounds for use in food and other products as antibacterial agents and improvements to the Company's current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

                          Marketing Expenses
                          ------------------
Marketing expenses for the 1st Quarter increased by $1,503 or 7.51%, as compared to the quarter ending July 31, 2003. The Company incurred additional expenses during the quarter ending July 31, 2004 due to an increase in salaries and printing costs for product brochures.

                 General and Administrative Expenses
                 -----------------------------------
General and administrative costs decreased by $9,829, or 9.26%, as compared to the 1st quarter ending in 2003. This decrease was primarily the result of a decrease in accounting and legal expenses of approximately $18,940. The Company incurred significantly higher accounting and legal fees during the quarter ending July 31, 2003 due to an increase in accounting and legal services related to the auditing of the Company's financial statements and costs incurred in preparation of the Company's annual report on Form 10-K for th fiscal year ending April 30, 2003. The Company did have an increase in its general insurance expense during the 1st Quarter of $4,480 as the result of an audit for products liability insurance for the year ending April 30, 2004. Management of the Company anticipates accounting and legal expenses related to the audit and review of the Company's financial statements and preparation of quarterly and annual reports for filing with the Securities and Exchange Commission will level off over time. However, since a significant portion of these costs and expenses are related to new requirements and regulations promulgated by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002, it is impossible to predict how much, if any, such new requirements and regulations will impact the Company's accounting and legal expenses.

Net Income/Loss
---------------
The Company realized a net income of $971 during the 1st Quarter as compared to a net loss of $8,720 for the comparative quarter of the prior year. The net income is primarily a result of increased sales and a decrease in legal and accounting fees. See "General and Administrative Expenses" above.

As of April 30, 2004, the Company had net operating loss carryovers aggregating approximately $49,000. See "Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position. The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 2 (Income Taxes) to the Financial Statements for the three-month period ending July 31, 2004.

Assets/Liabilities
------------------

                               General
                               -------
Since April 30, 2004 the Company's assets have increased by $18,543 and liabilities have increased by $17,572. The increase in assets (primarily cash, patents pending and equipment) and liabilities (primarily accrued expenses) is due to normal fluctuations, and is not indicative of any material change in the financial condition of the Company.

                      Related Party Transactions
                      --------------------------
The Company was owed $21,652 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2004 and April 30, 2004. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

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

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 7.56 to 1, has decreased compared to 10.34 to 1 at April 30, 2004. This decrease is reflective of an increase of $17,572 in current liabilities. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources
-------------------------------
During the 1st Quarter, the Company experienced a decrease in working capital of $8,588. This is primarily due to an increase in the Company's accounts payable current during the 1st Quarter and the use of cash for equipment purchases and patent costs.

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

Cash used for operating activities was $17,577 during the three month period ending July 31, 2004. An aggregate of $12,454 was also used for equipment purchases and patent costs during this same period. Except for operating capital and limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of July 31, 2004, the Company had $470,579 of current assets available. Of this amount, $20,794 was in prepaid expenses, $57,321 was inventory, $132,864 was net trade receivables, and $259,600 was cash. The Company's cash flow from operations are considered adequate to fund the short-term capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs.

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

Stock Options - The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has elected to follow the "disclosure-only" alternative prescribed by SFAS No. 123.

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

Item 3.    Controls and Procedures

(a) The management of the Company has prepared and is responsible for the integrity of the information presented in this Quarterly Report for the period ending July 31, 2004, including the Company's Financial Statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

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

Biosynergy, Inc.


Date September 10, 2004        /s/ Fred K. Suzuki
                              -----------------------------------
                              Fred K. Suzuki Chief Executive
                              Officer, Chairman of the Board of
                              Directors, President and Treasurer


Date September 10, 2004       /s/ Laurence C. Mead
                              -----------------------------------
                              Laurence C. Mead Vice President of
                              Manufacturing and Chief Accounting
                              Officer



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

Dated: September 12, 2004

                              /s/ Fred K. Suzuki
                              ---------------------------------------
                              Fred K. Suzuki
                              Chairman of the Board of Directors,
                              Chief Executive Officer,
                              President and Treasurer




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

Dated: September 12, 2004

                              /s/ Laurence C. Mead
                              -----------------------------------
                              Laurence C. Mead
                              Vice President of Manufacturing and
                              Chief Accounting Officer


                        EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company")on Form 10-QSB for the quarter ending July 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2004, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       ---------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board of Directors,
                       Chief Executive Officer, President
                       and Treasurer

Dated:  September 12, 2004







                           EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company")on Form 10-QSB for the quarter ending July 31, 2004, as filed withthe Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2004, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       ----------------------------------------
                       Laurence C. Mead
                       Vice President of Manufacturing
                       and Chief Accounting Officer


Dated: September 12, 2004