Form 10QSB
period 2004-10-31
BIOSYNERGY INC
filed 2004-12-16
CIK 715812

UNITED STATES

	          SECURITIES AND EXCHANGE COMMISSION
	               Washington, D.C. 20549

	                     FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                       For the quarterly period ended    October 31, 2004

__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from _______ to ________

                       Commission file number 	         0 -12459

               		Biosynergy, Inc.
-------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                  Illinois                       36-2880990
-------------------------------------------------------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)

     1940 East Devon Avenue, Elk Grove Village, Illinois  60007
-------------------------------------------------------------------------------
	           (Address of principal executive offices)

			847-956-0471
-------------------------------------------------------------------------------
		(Issuer's telephone number)

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

	                        Balance Sheets
                              --------------
	                             ASSETS

                                                   October 31, 2004   	April 30,2004
                                                      Unaudited 	         Audited
                                                   ----------------	-------------
Current Assets
Cash and Cash Equivalents				      $255,533	         $254,477
Accounts receivable, Trade (Net of            		 117,973              126,524
         allowance for doubtful accounts of $500
         at October 31, 2004 and April 30, 2004)
Interest Receivable                                        451                    -
Inventories                                    		  61,143               61,355
Prepaid expenses                            		  16,777		     19,239
                                                      --------		   --------
	Total Current Assets 			             451,877		    461,595
								      --------		   --------
Due from Affiliates                                     21,652		     21,652

Equipment and Leasehold Improvements
	Equipment                            	       158,428		    155,014
	Leasehold improvements               		  15,896		     15,896
									--------		   --------
									 174,324              170,910

Less accumulated depreciation and amortization	      (143,181)		   (137,471)
                                                      --------		   --------
     Total Equipment and Leasehold
      Improvements, Net	          				  31,143               33,439

Other Assets
 Pending Patents                              		  48,837               34,725
 Deposits                                      	         5,947                6,015
									--------		   --------
  	Total Other Assets					  54,784	           40,740
									--------		   --------
                                       	       	$559,456        	   $557,426
									========		   ========

		LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                	$ 12,929             $ 10,028
  Accrued compensation and payroll taxes    		  13,871               10,997
  Deferred rent                                		   2,200                3,080
  Other accrued expenses                 			       -                3,828
  Accrued vacation				              18,247               16,695
                                                      --------             --------
Total Current Liabilities        			        47,247               44,628
                                                      --------             --------

Shareholders' Equity
  Common stock, No par value; 20,000,000
   Authorized; 14,215,511 shares issued                642,988              642,988
  Accumulated deficit                          		(130,779)            (130,190)
                                                      --------              -------
Total Shareholders' Equity			             512,209              512,798
                                                      --------              -------
                                                      $559,456             $557,426
                                                      ========             ========


The accompanying notes are an integral part of the financial statements.


                         Biosynergy, Inc.

                     Statements of Operations
________________________________________________________________________

							 		  Three Months Ended	   Six  Months Ended
							                 October 31,		      October 31,
							              2004     	    2003        2004  	    2003
                                                      ----------	----------	----------	-----------
Net Sales						               187,799	   183,043	   395,671	   379,397

Cost of Sales						          64,512	    65,608	   127,723	   121,779

Gross Profit						         123,287	   117,435	   267,948	   257,618

Operating Expenses

  Marketing						                18,314	    21,436	    39,833	    41,452

  General and administrative				          78,052	    66,557	   174,460	   172,794

  Research and development				          29,460	    26,795	    55,703	    49,984

     Total Operating Expenses				         125,826	   114,788	   269,996	   264,230

Increase (Loss) from Operations				    (2,539)      2,647      (2,048)	    (6,612)

Other Income

     Interest Income					             451	         -         451           -

     Other Income					                   528	       480	     1,008	     1,019

          Total Other Income				             979	       480       1,459	     1,019

Net Income (Loss)							    (1,560)      3,127	      (589)     (5,593)

Net (loss Income Per Common Stock -
   Basic and Diluted					               -	         -	         -	         -
									----------	----------	----------	----------
Weighted-Average Common Stock Outstanding-Basic		14,215,511	14,215,511	14,215,511	14,215,511
Weighted-Average Common Stock Outstanding-Diluted	14,215,511	14,215,511	14,215,511	14,215,511


The accompanying notes are an integral part of the financial statements.

                      BIOSYNERGY, INC.

             STATEMENT OF SHAREHOLDERS' EQUITY

             SIX MONTHS ENDED OCTOBER 31, 2004

                      Unaudited


                      	Common Stock
                        Shares     Amount 	Deficit     Total
                      ---------- ---------    ----------  --------
Balance, May 1,
   2004               14,215,511  $642,988    $(130,190)  $512,798

Net Profit (Loss)             -          -         (589)      (589)
                      __________  ________    __________  _________
Balance, October 31,
 2004                 14,215,511  $642,988    $(130,779)  $512,209





The accompanying notes are an integral part of the financial statements.


                         BIOSYNERGY, INC.

                   STATEMENTS OF CASH FLOWS

                                                      Unaudited
                                            SIX MONTHS ENDED OCTOBER 31,
                                                  2004          2003
                                              -----------  -----------
Cash Flows from Operating Activities
  Net loss                    			$  (589)      $(5,593)
  Adjustments to reconcile net loss to cash
  Provided by (used in) operating activities
    Depreciation and amortization                 5,710	    4,930
    Changes in assets and liabilities
     Accounts receivable          	      	  8,551        (6,226)
     Inventories              		          212         2,616
     Prepaid expenses        				  2,462    	    4,974
     Deposits                                        68            -
     Accounts payable and accrued expenses	  2,619         8,562
                                              ---------      --------
Total Adjustments					       19,033	    9,263
                                              ---------      --------
Net Cash Provided By
  Operating Activities 					 19,033         9,263
                                              ---------      --------
Cash Flow from Investing Activities
   Advances to affiliated companies            		-          (886)
   Patents pending      				(14,112)  	   (5,316)
   Equipment and leasehold improvements	       (3,414)      (19,058)
   Interest Receivable                             (451)
                                              ----------     ---------
             Net Cash Used in
  Investing Activities	            	    (  17,977)      (25,260)
                                              ----------     --------
Decrease in Cash and Cash Equivalents         (   1,056)      (15,997)
                                              ----------     --------
  Cash and Cash Equivalents Beginning Period    254,477	  309,512
                                              ----------     --------
  Cash and Cash Equivalents Ending Period      $255,533	 $293,515
                            			    =========      ========


The accompanying notes are an integral part of the financial statements.



                         Biosynergy, Inc.

                  Notes to Financial Statements

               Six Months Ended October 31, 2004



Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April
30, 2004 Annual Report to Shareholders. The results of operations for the three and six months ended October 31, 2004 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 89% of the sales during the quarter ending October 31, 2004. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


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

            Six Months Ended October 31, 2004



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

Stock Options
-------------
In December 2002, the Financial Accounting Standards Board (FASB) issued, and the Company adopted, SFAS No. 148, "Accounting for Stock-Based Compensation - Transitions and Disclosure - an Amendment of FASB Statement NO. 123." SFAS No. 148 amends the disclosures requirements of the Financial Accounting Standards
Board's SFAS No. 123, "Accounting for Stock-Based Compensation" to require more prominent disclosures in both annual and interim financial statements regardingthe method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock options in accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has elected to follow the "disclosure-only" alternative prescribed by SFAS No. 123.

Use of Estimates
-----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income (Loss) Per Common Share
------------------------------
The Company has adopted the provisions of FASB No. 128, "Earnings
Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net loss per common share is the same for the six months ended October 31, 2004 as the common stock equivalents of the Company were anti-dilutive.

	              Biosynergy, Inc.

	        Notes to Financial Statements

	      Six Months Ended October 31, 2004



Note 2 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of October 31, 2004, approximates their carrying value.

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

The components of deferred income taxes are as follows as of April 30, 2004:

                                           2004        2003
                                        ---------   ----------
Deferred Tax Assets (Liabilities)
     Net operating loss carryforwards   $   7,387    $  12,144
     Other                                  4,095        3,182

  Less: Valuation allowance               (11,482)     (15,326)

     Net Deferred Tax Assets:           $       -    $       -
                                        =========    =========

                             Biosynergy, Inc.

                      Notes to Financial Statements

                    Six Months Ended October 31, 2004

Note 2 - Summary of Significant Accounting Policies (Continued)

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                      Year Ended April 30,
                                   -----------------------------
                                       2004    2003    2002
                                   ---------- ------- ---------
U.S. federal statutory tax rate       (34.0)% (34.0)% (34.0)%
Utilization of net operating loss
   carryforwards                          -       -       -
Change in valuation allowance          34.0    34.0    34.0

Consolidated Effective Tax Rate           - %     - %     - %
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

Recent Accounting Pronouncements
--------------------------------
In January 2003, the FASB issued Interpretation No. 46 "Consolidating of Variable Interest Entities, as amended by Interpretation No. 46R." FASB Interpretation No. 46R requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's losses or receives a majority of the entity's expected residual returns, or both. The Company does not have any interest in any variable interest entitles and, therefore, the adoption of FASB Interpretation No. 46R in Fiscal 2004 had no impact of the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated





	Biosynergy, Inc.

	Notes to Financial Statements

	Six Months Ended October 31, 2004


Note 2 - Recent Accounting Pronouncements (Continued)

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

Note 3 - Inventories

Components of inventories are as follows:

			     April 30,  October 31,
                       	2004		 2004
                     ----------- ------------
   Raw materials 	   $ 43,580	     $ 34,109
   Work-in-process      8,608		 10,816
   Finished goods       9,167		 16,218
                     ---------    ----------
                     $ 61,355	     $ 61,143

Note 4 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November
12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2, 731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. The extended option remains subject to several contingencies, including, but not limited to, stockholder approval. On September 30, 2002, this option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. There were options outstanding for 2,591,000 shares as of October 31, 2004 and April 30, 2004. Effective November 12, 2004, the Company extended this Option to November 12, 2006.

	Biosynergy, Inc.

	Notes to Financial Statements

	Six Months Ended October 31, 2004



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

                                                Quarter Ended October 31
                                          -----------------------------------
                                                 2004               2003
                                          ---------------    -----------------
Net loss, as reported			               $(589)            $(5,593)
Stock-based compensation
    expense, net of related tax effects,
    using the fair market value method                -                   -
Stock-based compensation
    expense included in reported
    net income, net of related tax
    effects under APB 25                              -                   -
                                           --------------     ----------------
         Pro forma net loss                        $(589)            $(5,593)


The option extended grant on November 12, 2001 did not result in any intrinsic value using the Black-Scholes option pricing model. Therefore, no pro forma net loss or loss per share is applicable. In order to arrive at this determination, using the Black-Scholes option pricing model, the following weighted average assumptions were used for the period ended April 30, 2002:

                                                         Risk-Free
                    Options	Exercise Expected	Dividend Interest
Date of Issuance	  Issued	Price	   (Years)	 Yield    Rate	 Volatility
-----------------  ---------  -------- -------- -------- --------  -----------
November 12, 2001	 2,731,000	 $.025      3	  0.00%    5.0%      .001




	Biosynergy, Inc.

	Notes to Financial Statements

	Six Months Ended October 31, 2004


Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2004 and October 31, 2004:

                                                    Stock of Affiliates
                                                         F.K. Suzuki
                                          Biosynergy,	 International,    Medlab,
                                         	   Inc.	     Inc.		  Inc.
                                       --------------  -------------- -----------
     F.K. Suzuki International, Inc.	  31.6%		-   %	     100.0%
     Fred K. Suzuki, Officer		         2.9		35.6		-
     Lauane C. Addis, Officer 		    .1		32.7		-
     James F. Schembri, Director		  12.6		-		-
     Mary K. Friske, Officer 		          .1		  .2		-
     Laurence C. Mead, Officer		    .1		 4.0		-


As of April 30, 2004, and October 31, 2004 $21,652, was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of October 31, 2004, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company.

Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

	                       		      Three Months Ending         Six Months Ending
                            		             October 31,              October 31,
             	                         2004          2003         2004      2003
                                        -----------  ----------  ----------- ----------
Numerator:
    Net income (loss) attributable to
     common shareholders                 	  (1,560)       3,126        (589)     (5,593)
Denominator:
    Weighted Average Outstanding
    Shares-Basic 			          14,215,511   14,215,511  14,215,511  14,215,511

Earnings Per Share-Basic     	  		    0.00         0.00        0.00        0.00

Effect of dilutive common equivalent
shares - weighted average stock
options outstanding	              	    0.00         0.00        0.00        0.00
                                        ----------   ----------  ----------  ----------
Weighted Average Outstanding
 Shares Diluted				    14,215,511   14,215,511  14,215,511  14,215,511

Earnings Per Share-Diluted		  	    0.00         0.00        0.00        0.00
                                        ----------   ----------  ----------  ----------

                        Biosynergy, Inc.

                Notes to Financial Statements

              Six Months Ended October 31, 2003

Note 7 - Major Customers

Shipments to one customer amounted to approximately 39.84% of sales during the first six months of Fiscal 2005. As of October 31, 2004, there were outstanding accounts receivable from this customer of approximately $67,285.50.


Item 2.  Management's Discussion of Financial Condition and
         Results of Operations
         --------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending October 31, 2004 ("2nd
Quarter"), the net sales increased 2.6%, or $4,756 and increased 4.29%, or $16,274, during the six month period ending October 31, 2004, as compared to net sales for the comparative period ending in 2003. This increase in sales is primarily the result of an increase in sales of HemoTempR II. As of October 31, 2004, the Company had no back orders.

In addition to the above, during the 2nd Quarter the Company had $528 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party.

Net Income/Loss
---------------
The Company realized a net loss of $1,560 during the 2nd
Quarter as compared to a net income of $3,127 for the comparative quarter of the prior year. The Company also realized a net loss of $589 for the six month period ending
October 31, 2004 as compared to a net loss of $5,593 during the same period in 2003. The net loss is primarily a result of an increase insurance premiums and salaries related to normal increases in the cost of doing business.

As of April 30, 2004, the Company had net operating loss carryovers aggregating approximately $49,000. See
"Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position.
The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 2 to the Financial
Statements for the six month period ending October 31, 2004. See "Financial Statements."

Expenses
--------
                      GENERAL

The operating expenses of the Company during the 2nd
Quarter increased overall by 9.62%, or $11,038, as compared to the 2nd quarter in 2003, and increased by 2.19%, or $5,766 for the six month period ending October
31, 2004, primarily due to an increase in insurance premiums and salaries discussed below.

                   COST OF SALES

The cost of sales during the 2nd Quarter decreased by $1,096 and increased by $5,944 during the six month period ending October 31, 2004 as compared to these expenses during the same periods ending in 2003. As a percentage of sales, the cost of sales were 34.36% during the 2nd Quarter and 35.85% for the comparative quarter ending in 2003, and 32.28% during the six month period ending October 31, 2004 compared to 32.10% in 2003. The increase in cost of sales for the six month period ending October 31, 2004, primarily related to an increase in salaries, is not, in management's opinion, a material adverse result. Subject to unanticipated increases in raw materials or extraordinary expenses, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

         RESEARCH AND DEVELOPMENT EXPENSES

Research and Development costs increased $2,665, or 9.95% during the 2nd Quarter, as compared to the same quarter in 2003. These costs increased by $5,719, or 11.45% during the six month period ending October 31, 2004 as compared to the same period in 2003. This increase is due to an increase in salaries. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of the bacteria retardant agents.

                 MARKETING EXPENSES

Marketing expenses for the 2nd Quarter decreased by $3,122, or 14.57%, as compared to the quarter ending October 31, 2003. These costs decreased by $1,619, or 3.91% during the six month period ending October 31, 2004 as compared to the same period in 2003. Although there was an increase in salaries, the Company slowed new artwork and product information reprints during the six month period ending
October 31, 2004 to offset the salary increase.

	GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs increased by $11,495, or 17.27%, as compared to the 2nd quarter and increased by $1,666, or .97% during the six month period ending October
31, 2004, as compared to the same periods in 2003. This increase was primarily the result of an increase in insurance premiums and salaries.

Assets/Liabilities
------------------
	               GENERAL

Since April 30, 2004 the Company's assets have increased by $2,030 and liabilities have increased by $2,619. The increase in assets, primarily cash, and liabilities, primarily accrued expenses, is due to normal fluctuations, and is not indicative of any material change in the financial condition of the Company.


              RELATED PARTY TRANSACTIONS

The Company was owed $21,652 by F.K. Suzuki International,
Inc. ("FKSI"), an affiliate, at October 31, 2004 and April
30, 2004. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

Effective November 12, 2001, but approved by he Board of Directors on March 21, 2002, the Company entered into a stock option agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 2,731,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval.
Management believes the option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. Mr.
Suzuki exercised this option to the extent of 140,000 shares on September 30, 2002 for option price of $0.25 per share, resulting in additional paid-in-capital of $3,500.
This option was scheduled to expire on November 12, 2004.
The option, however, has been extended for 2 years to November 12, 2006.

Current Assets/Liabilities Ratio
--------------------------------

The ratio of current assets to current liabilities, 9.56 to 1, has decreased compared to 10.34 to 1 at April 30, 2004.
 This decrease in ratio of current asset to current liabilities does not represent a material change in the financial condition or operations of the Company, although it is reflective of an increase of $2,619 in current liabilities. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must continue to be profitable.

Liquidity and Capital Resources
-------------------------------

During the six month period ending October 31, 2004, the Company experienced a decrease in working capital of $12,337. This is primarily due to the Company's net loss sustained during the six month period ending October 31, 2004 and the use of cash for equipment purchases and patent expenses.

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

The cash provided by operating activities was $19,033 during the six month period ending October 31, 2004. An aggregate of $17,977 was used for equipment purchases, patent expenses and advances to affiliated companies during this same period. Except for its operating working capital limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of October 31, 2004, the Company had $451,877 of current assets available. Of this amount, $16,777 was prepaid expenses, $61,143 was inventory, $17,973 was net trade receivables, and $255,533 was cash and cash equivalents.
The Company's cash flow from operations are considered adequate to fund the short-term capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs.

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

Forward-Looking Statements
---------------------------

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

Item 3.	Controls and Procedures
            ------------------------

(a)	The management of the Company has prepared and is
responsible for the integrity of the information presented in this Quarterly Report for the period ending October 31, 2004, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

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

Item 6.  Exhibits and Reports on Form 8K.
         --------------------------------
(a) The following exhibits are filed as a part of this report:

      (2)   Plan of Acquisition, reorganization,
arrangement, liquidation
or succession - none

      (3)     Articles of Incorporation and By-laws (i)

      (4)     Instruments defining rights of security
holders,including indentures - none.

     (10)  Material Contracts

(a)	Stock Option Agreement, dated November
12, 2001, between the Company and Fred K.
Suzuki (ii)

(b)	Amended Stock Option Agreement, dated
November 12, 2004, between the Company
and Fred K. Suzuki.

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

     (i)	Incorporated by reference to a Registration
Statement filed on Form S-18 with the Securities and
Exchange Commission, 1933 Act Registration Number 2-
38015C, under the Securities Act of 1933, as amended,
and Incorporated by reference, with regard to Amended
By-Laws, to the Company's Annual Report on Form 10K for
fiscal year ending April 30, 1986 filed with the
Securities and Exchange Commission.
    (ii)	Incorporated by reference to the Company's Annual
Report on Form 10K for fiscal year ending April 30, 2002 filed with the Securities and Exchange Commission.


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

					/S/ Fred K. Suzuki /S/
Date December 15, 2004		---------------------------------------
                               Fred K. Suzuki
                               Chief Executive Officer,
				       Chairman of the Board,
                                 President and Treasurer

                               /S/ Laurence C. Mead /S/
Date December 15, 2004 	      --------------------------------------
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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15f) and 15d-15f) for the small business issuer and we have:

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



c.	Disclosed in this quarterly report any change in
the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

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

Dated: December 15, 2004

                                /S/ Fred K. Suzuki /S/
                               -------------------------------------
                               Fred K. Suzuki
                               Chairman of the Board, Chief Executive
                               Officer, President and Treasurer


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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15f) and 15d-15f) for the small business issuer and we have:

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

c.	Disclosed in this quarterly report any change in
the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):



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

Dated: December 15, 2004
					/S/ Laurence C. Mead /S/
                           ---------------------------------------
                           Laurence C. Mead, Vice President/
				   Manufacturing and Development, and Chief
                           Accounting Officer





EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc.
(the "Company") on Form 10-QSB for the quarter ending
October 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section
1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2004, and for the period then ended.

Biosynergy, Inc.

		/S/ Fred K. Suzuki /S/
            --------------------------------------
		Fred K. Suzuki
		Chairman of the Board, Chief Executive
		Officer, President and Treasurer

Dated:  December 15, 2004


                     EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc.
(the "Company") on Form 10-QSB for the quarter ending
October 31, 2004, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section
1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2004, and for the period then ended.

Biosynergy, Inc.

		/S/ Laurence C. Mead /S/
            ------------------------------------
		Laurence C. Mead
		Vice President/Manufacturing and Development
		And Chief Accounting Officer

Dated: December 15, 2004