Form 10QSB
period 2005-01-31
BIOSYNERGY INC
filed 2005-03-17
CIK 715812

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-     EXCHANGE ACT OF 1934

      For the quarterly period ended        January 31, 2005

__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to ___________

Commission file number 	             0 -12459

					Biosynergy, Inc.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Illinois                                         36-2880990
------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)          (IRS Employer Identification No.)

		1940 East Devon Avenue, Elk Grove Village, Illinois  60007
------------------------------------------------------------------------------
                     (Address of principal executive offices)

					847-956-0471
------------------------------------------------------------------------------
                      (Issuer's telephone number)

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

Transitional Small Business Disclosure Format (Check one):    Yes       No X
                                                                  ----    ----

SEC 2334 (8-03)	Persons who are to respond to the collection of information
contained in this form are not required to respond unless the form displays a currently valid OMB control number.





                                BIOSYNERGY, INC.

                        PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 Balance Sheets
-----------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                   January 31, 2005  April 30,2004
                                                     Unaudited 	       Audited
                                                   ----------------  -------------
Current Assets
Cash and Cash Equivalents				      $216,038	      $254,477
Accounts receivable, Trade (Net of            	       120,819           126,524
         allowance for doubtful accounts of $500
         at January 31, 2005 and April 30, 2004)
  Inventories                                    	  57,454            61,355
Prepaid expenses                            		  30,621            19,239
                                                      --------          --------
          Total Current Assets	                   424,932           461,595
                                                      --------          --------
Due from Affiliates                      	              21,919            21,652
                                                      --------          --------

Equipment and Leasehold Improvements
     Equipment                           	             158,428           155,014
     Leasehold improvements 			              16,496            15,896
                                                	--------          --------
                                                       174,924           170,910

Less accumulated depreciation and amortization	      (146,089)         (137,471)
                                                      --------          --------
   Total Equipment and Leasehold Improvements, Net	  28,835            33,439
                                                      --------          --------

Other Assets
   Pending Patents                          	        50,820            34,725
   Deposits                                              5,947             6,015
                                                       -------          --------
  	Total Other Assets					  56,767	        40,740
                                                       -------          --------
                                       	     	      $532,453          $557,426
                                                      ========          ========

The accompanying notes are an integral part of the financial statements.

                       Liabilities and Stockholders'Equity
                       -----------------------------------

Current Liabilities
     Accounts payable                                  $14,984           $10,028
     Accrued compensation and payroll taxes    		   8,559            10,997
     Deferred rent                                       1,760             3,080
     Other accrued expenses                                 98             3,828
     Accrued vacation					        18,779            16,695
                                                       -------           -------
Total Current Liabilities        			        44,180            44,628
                                                       -------           -------



Shareholders' Equity
  Common stock, No par value; 20,000,000
    authorized shares issued: 14,215,511
  Shares at January 31, 2005 and at April 30, 2004 	 642,988           642,988
  Accumulated deficit                          	      (154,715)         (130,190)
                                                      --------          --------
    Total Shareholders' Equity			       488,273           512,798
                                                      --------          --------
                                             	      $532,453          $557,426
                                                      ========          ========

The accompanying notes are an integral part of the financial statements.

                                 Biosynergy, Inc.

                            Statements of Operations
---------------------------------------------------------------------------

						Three Months Ended     Nine  Months Ended
						    January 31,           January 31,
                                  ----------------------  ----------------------
					        2005     	 2004        2005        2004
                                  ----------  ----------  ----------  ----------
Net Sales				    $  180,588  $  165,912  $  576,259  $  545,309
Cost of Sales			        66,348	  68,441     194,071     190,220
                                  ----------  ----------  ----------  ----------
Gross Profit				 114,240      97,471     382,188     355,089
                                  ----------  ----------  ----------  ----------
Operating Expenses
  Marketing					  27,829      25,415      67,662      66,867
  General and administrative		  78,904      78,742     253,364     251,536
                                  ----------  ----------  ----------  ----------
  Research and development		  32,372      34,478      88,075      84,463
                                  ----------  ----------  ----------  ----------
     Total Operating Expenses		 139,105     138,635     409,101     402,866
                                  ----------  ----------  ----------  ----------
Loss from Operations		       (24,865)    (41,164)    (26,913)    (47,777)
                                  ----------  ----------  ----------  ----------
Other Income
     Interest Income		           449	       0         900           0
     Other Income				     480       1,319       1,488       2,338
                                  ----------  ----------  ----------  ----------
          Total Other Income		     929	   1,319       2,388       2,338

Net Loss				    $  (23,936) $  (39,845) $  (24,525) $  (45,439)

Net loss Per Common Stock -
   Basic and Diluted			       -           -           -           -
                                  ----------  ----------  ----------  ----------

Weighted-Average Common
  Stock Outstanding-Basic	    14,215,511  14,215,511  14,215,511  14,215,511
                                  ----------  ----------  ----------  ----------
Weighted-Average Common
  Stock Outstanding-Diluted	    14,215,511  14,215,511  14,215,511  14,215,511
                                  ----------  ----------  ----------  ----------

The accompanying notes are an integral part of the financial statements.

                                  BIOSYNERGY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED JANUARY 31, 2005

                                    Unaudited

                       		   Common Stock
                            -----------------------
                       		Shares       Amount 	 Deficit     Total
                            ------------  ---------  ----------- ---------
Balance, May 1, 2004         14,215,511    $642,988   $(130,190)  $512,798

Net Loss	       	     -                 -        (24,525)   (24,525)
                             ----------    --------   ----------  ---------
Balance, January 31, 2005    14,215,511    $642,988   $(154,715)  $488,273




The accompanying notes are an integral part of the financial statements.



                               BIOSYNERGY, INC.

                          STATEMENTS OF CASH FLOWS

                                                            Unaudited
                                                    NINE MONTHS ENDED JANUARY 31,
                                                        2005              2004
                                                   ---------------  ---------------
Cash Flows from Operating Activities
  Net loss                                     	       $(24,525)	      $(45,439)
  Adjustments to reconcile net loss to cash
  Provided by (used in) operating activities
    Depreciation and amortization                         8,618	         7,882
    Changes in assets and liabilities
     Accounts receivable                       		    5,705	        10,852
     Inventories                		                3,901	        12,508
     Prepaid expenses        		                    (11,382)	       (10,520)
     Deposits                                                68                -
     Accounts payable and accrued expenses		     (448)	          (220)
                                                      ---------        ---------
Total Adjustments		                                  6,462	        20,502
                                                      ---------        ---------
Net Cash Used In Operating Activities 		        (18,063)	       (24,937)
                                                      ---------        ---------
Cash Flow from Investing Activities
   Advances to affiliated companies            	           (267)	        (1,853)
   Patents pending      		                     16,095	        (5,716)
   Equipment and leasehold improvements		         (4,014)	       (19,058)

             Net Cash Used in Investing Activities	  (20,376)         (26,627)
                                                      ---------        ---------
Decrease in Cash and Cash Equivalents		        (38,439)	       (51,564)
                                                      ---------        ---------
  Cash and Cash Equivalents, Beginning Period		  254,477	       309,512
                                                      ---------        ---------
  Cash and Cash Equivalents at End of Period        	 $216,038	      $257,948
                                         	            =========        =========


The accompanying notes are an integral part of the financial statements.

                           Biosynergy, Inc.

                    Notes to Financial Statements

                  Nine Months Ended January 31, 2005

-----------------------------------------------------------------------------


Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2004 Annual Report or Form 10-KSB.
The results of operations for the three and nine months ended January 31, 2005 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 90.5% of the sales during the quarter ending January 31, 2005. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


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

Revenue Recognition

                           Biosynergy, Inc.

                    Notes to Financial Statements

                  Nine Months Ended January 31, 2005

-----------------------------------------------------------------------------


Note 2 - Summary of Significant Accounting Policies (continued)

The Company recognizes net sales revenue upon the shipment of product to customers.

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and once obtained, amortized over the life of the respective patent on the straight-line method.

Stock Options

In December 2002, the Financial Accounting Standards Board (FASB) issued, and the Company adopted, SFAS No. 148, "Accounting for Stock-
Based Compensation - Transitions and Disclosure - an Amendment of
FASB Statement No. 123." SFAS No. 148 amends the disclosures requirements of the Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation" to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock options in accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has elected to follow the "disclosure-only" alternative prescribed by SFAS No. 123.

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

Income (Loss) Per Common Share

The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net loss per common share is the same for the nine months ended January 31, 2005 as the common stock equivalents of the Company were anti-dilutive.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of January 31, 2005, approximates their carrying value.

                           Biosynergy, Inc.

                    Notes to Financial Statements

                  Nine Months Ended January 31, 2005

-----------------------------------------------------------------------------
Note 2 - Summary of Significant Accounting Policies (continued)

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

The components of deferred income taxes are as follows as of April 30, 2004:

                                         2004  	     2003
                                     -----------  ----------
Deferred Tax Assets (Liabilities)
   Net operating loss carryforwards	  $  7,387	   $  12,144
   Other				           4,095	       3,182
                                      --------     ---------
  Less: Valuation allowance		   (11,482)	     (15,326)

   Net Deferred Tax Assets		  $   -        $     -
                                      =========	   ==========

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

		                                          Year Ended April 30,
                                                ----------------------------
     		                                       2004      2003      2002
                                                ---------  --------  --------
U.S. federal statutory tax rate	              (34.0)%   (34.0)%   (34.0)%
Utilization of net operating loss carryforwards        -         -         -
Change in valuation allowance 		         34.0      34.0      34.0
Consolidated Effective Tax Rate 	                  - %       - %       - %
                                                =========  ========  ========

                           Biosynergy, Inc.

                    Notes to Financial Statements

                  Nine Months Ended January 31, 2005

-----------------------------------------------------------------------------
Note 2 - Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company granted options to purchase common stock to its President. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial position, results of operations and cash flows.


Note 3 - Inventories

Components of inventories are as follows:

                                        April 30,	  January 31,
                                          2004		     2005
                                    --------------    --------------
                   Raw materials 	$	43,580	$	33,412
                   Work-in-process		 8,608		 6,335
                   Finished goods 		 9,167		17,707
                                    --------------    -------------
                                    $     61,355	$     57,454

Note 4 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred
K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725.
This option was to expire on November 12, 2001;
however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000. Effective November 12, 2004, the Company further extended this option to November 12, 2006. The extended option remains subject to several contingencies, including, but not limited to, stockholder approval. On September 30, 2002, the extended option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. There were options outstanding for 2,591,000 shares as of January 31, 2005 and April 30, 2004.

                           Biosynergy, Inc.

                    Notes to Financial Statements

                  Nine Months Ended January 31, 2005

-----------------------------------------------------------------------------
Note 4 - Stock Options (continued)

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

                                           Quarter Ended January 31
                                          --------------------------------
                                                2005             2004
                                           --------------   --------------
Net loss, as reported			           $(24,525)	   $(45,439)
Stock-based compensation
    expense, net of related tax effects,
    using the fair market value method           -                 -
Stock-based compensation
    expense included in reported
    net income, net of related tax
    effects under APB 25                         -                 -
                                           -------------     ------------
         Pro forma net loss                    $(24,255)       $(45,439)


Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2003 and January 31, 2005:

                                              Stock of Affiliates
                                       -----------------------------------
	                       	          F.K. Suzuki
                                       International,  Biosynergy  Medlab,
                                            Inc.	    Inc.      Inc.
                                       --------------  ----------  -------
     F.K. Suzuki International, Inc.		31.6%		-   %	  100.0%
     Fred K. Suzuki, Officer		             2.9		35.6		-
     Lauane C. Addis, Officer 		        .1		32.7		-
     James F. Schembri, Director		      12.6		-		-
     Mary K. Friske, Officer 		              .1		  .2		-
     Laurence C. Mead, Officer		        .1		 4.0		-

                           Biosynergy, Inc.

                    Notes to Financial Statements

                  Nine Months Ended January 31, 2005

-----------------------------------------------------------------------------
Note 5 - Related Party Transactions (continued)

As of April 30, 2004 $21,652, and as of January 31, 2005 $21,919, was due
from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of January 31, 2005, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company.

Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                    		      Three Months Ending     Nine Months Ending
       	         	                 January 31,           January 31,
           		                     2005       2004        2005       2004
                                    ---------- ----------  ---------- ----------
Numerator:
  Net income (loss) attributable to
   common shareholders                 (23,936)   (39,845)    (24,525)   (45,439)
Denominator:
  Weighted Average Outstanding
  Shares-Basic		            14,215,511 14,215,511  14,215,511 14,215,511

Earnings Per Share-Basic 	            0.00       0.00        0.00       0.00
                                    ---------- ----------  ---------- ----------
Effect of dilutive common equivalent
shares - weighted average stock
options outstanding	                  0.00       0.00        0.00       0.00

Weighted Average Outstanding
 Shares Diluted		            14,215,511 14,215,511  14,215,511 14,156,826
Earnings Per Share-Diluted	            0.00       0.00        0.00       0.00
                                    ---------- ----------  ---------- ----------

Note 7 - Major Customers

Shipments to one customer amounted to approximately 40% of sales during the first nine months of Fiscal 2005. As of January 31, 2005, there were outstanding accounts receivable from this customer of $64,271.

Item 2.  Management's Discussion of Financial Condition and Results of
Operations

Net Sales/Revenues

For the three month period ending January 31, 2005 ("3rd Quarter"), the net sales increased 8.85%, or $14,676 and increased 5.68%, or $30,950, during the nine month period ending January 31, 2005, as compared to net sales for the comparative periods ending in 2004. This increase in sales is primarily the result of an increase in sales of HemoTempR II and the HemoTempR II Activator. As of January 31, 2005, the Company had no back orders.

In addition to the above, during the 3rd Quarter the Company had $480 of other miscellaneous revenues.

Net Income/Loss

The Company realized a net loss of $23,936 during the 3rd Quarter as compared to a net loss of $39,845 for the comparative quarter of the prior year. The Company also realized a net loss of $24,525 for the nine month period ending January 31, 2005 as compared to a net loss of $45,439 during the same period in 2004. The reduction in net loss is a result of increased sales, which was offset by increases in various expenses discussed below.

As of April 30, 2004, the Company had net operating loss carryovers aggregating approximately $49,000. See "Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position. The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 2 to the Financial Statements for the nine month period ending January 31, 2005. See "Financial Statements".

Expenses
                                 General

The operating expenses of the Company during the 3rd Quarter increased overall by .34%, or $470, as compared to the 3rd quarter in 2004, and increased by 1.55%, or $6,235 for the nine month period ending January 31, 2005, primarily due to an increase in insurance and salaries offset by decreases in sales commissions, accounting fees and various research and development expenses.

Cost of Sales

The cost of sales during the 3rd Quarter decreased by $2,039 and increased by $3,851 during the nine month period ending January 31, 2005 as compared to these expenses during the same periods ending in 2004. Increases are generally due to an increase in net sales. However, included in cost of sales for the nine month period ending January 31, 2004 is a $8,920 write off of outdated inventory causing the cost of sales for such period to be higher than normal for the sales level and thus distorting the comparison between the quarters and nine-month periods ending January 31, 2004 and 2005. As a percentage of sales, the cost of sales were 36.74% during the 3rd Quarter and 41.26% for the comparative quarter ending in 2004, and 33.68% during the nine month period ending January 31, 2005 compared to 34.89% in 2004. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.


                      Research and Development Expenses

Research and Development costs decreased $2,106, or 6.11% during the 3rd Quarter, as compared to the same quarter in 2004. These costs increased by $3,612, or 4.28% during the nine month period ending January 31, 2005 as compared to the same period in 2004.
This decrease is due to the elimination of a consulting expense in January 2004. The increase for the nine-month period ending January 31, 2005 was due to increased salaries. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of the bacteria retardant agents.


                              Marketing Expenses

Marketing expenses for the 3rd Quarter increased by $2,414, or 9.5%, as compared to the quarter ending January 31, 2004. These costs increased by $795, or 1.19% during the nine month period ending January 31, 2005 as compared to the same period in 2004. This increase is due to the addition of a full-time employee and an overall increase in employee expenses during the nine month period ending January 31, 2005 offset by an increase in commissions.

                     General and Administrative Expenses

General and administrative costs increased by $162, or .21%, as compared to the 3rd quarter ending January 31, 2004 and increased by $1,828, or ..73% during the nine month period ending January 31, 2005, as compared to the same periods in 2004. This increase was primarily the result of an increase in salaries, general insurance and medical insurance offset by reduced accounting expenses compared to the 3rd quarter and nine-month period ending January 31, 2004 when the Company was still experiencing extraordinary expenses related to compliance with the new regulations promulgated by the Securities and Exchange
Commission under the Sarbanes-Oxley Act of 2002.


Assets/Liabilities

                                    General

Since April 30, 2004 the Company's assets have decreased by $24,973 and liabilities have decreased by $448. The decrease in assets, primarily cash, is a result of the net loss realized by the Company during the nine-month period ending January 31, 2005 as discussed above.


                            Related Party Transactions

The Company was owed $21,919 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2005. FKSI owed $21,652 at April 30, 2004. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

Effective November 12, 2001, but approved by the Board of Directors on March 21, 2002, the Company extended a stock option agreement with Fred
K. Suzuki, President, granting Mr. Suzuki an option to purchase 2,731,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock; however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. Mr. Suzuki exercised this option to the extent of 140,000 shares on September 30, 2002 for option price of $.025 per share, resulting in additional paid-in-capital of $3,500. This option was scheduled to expire on November 12, 2004; however, it was extended for 2 years to November 12, 2006.


Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 9.61 to 1, has decreased compared to 10.34 to 1 at April 30, 2004. This decrease in ratio of current asset to current liabilities is a result of recent net losses realized by the Company. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must return to profitability.


Liquidity and Capital Resources

During the nine month period ending January 31, 2005, the Company experienced a decrease in working capital of $36,215. This is primarily due to the Company's net loss sustained during the nine month period ending January 31, 2005 and the use of cash for equipment purchases and patent expenses.

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

Cash used for operating activities was $18,063 during the nine month period ending January 31, 2005. An aggregate of $20,376 was also used for equipment purchases, patent expenses and advances to affiliated companies during this same period. Except for operating capital and limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of January 31, 2005, the Company had $424,932 of current assets available. Of this amount, $30,621 was prepaid expenses, $57,454 was inventory, $120,819 was net trade receivables, and $216,038 was cash and cash equivalents. The Company's cash flow from operations are considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future.
Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not return to profitability.

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

(a)	The management of the Company has prepared and is responsible for the integrity of the information presented in this Quarterly Report for the period ending January 31, 2005, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

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

--------------------------------
     (i)	Incorporated by reference to a Registration Statement filed
on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.
    (ii)	Incorporated by reference to the Company's Annual Report on
Form 10K for fiscal year ending April 30, 2002 filed with the
Securities and Exchange Commission.
    (iii)	Incorporated by reference to the Company's Quarterly Report
on Form 10-QSB for the quarter and six-month period ending
October 31, 2004 filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date March 15, 2005	  /s/ Fred K. Suzuki /s/
			       -----------------------------------------------
                         Fred K. Suzuki
                         Chief Executive Officer, Chairman of the Board, President and Treasurer


Date March 15, 2005      /s/ Laurence C. Mead /s/
			       ------------------------------------------------
                         Laurence C. Mead
                         Vice President/Manufacturing and
                       	 Development, and Chief Accounting Officer

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

Dated: March 15, 2005

                               /s/ Fred K. Suzuki /s/
                               -----------------------------------------
                               Fred K. Suzuki
                               Chairman of the Board, Chief Executive
                               Officer, President and Treasurer

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

Dated: March 15, 2005

                             /s/ Laurence C. Mead /s/
                             -----------------------------------------
                             Laurence C. Mead
                             Vice President/Manufacturing and
                             Development, and Chief Accounting Officer

                             EXHIBIT 32.1

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending January 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2005, and for the period then ended.

Biosynergy, Inc.

		/s/ Fred K. Suzuki /s/
            --------------------------------------------
		Fred K. Suzuki
		Chairman of the Board, Chief Executive
		Officer, President and Treasurer

Dated:  March 15, 2005

                            EXHIBIT 32.2

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
      PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending January 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2005, and for the period then ended.

Biosynergy, Inc.

		/s/ Laurence C. Mead /s/
            --------------------------------------------
		Laurence C. Mead
		Vice President/Manufacturing and Development
		And Chief Accounting Officer

Dated: March 15, 2005