Form 10KSB
period 2005-04-30
BIOSYNERGY INC
filed 2005-07-29
CIK 715812

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the fiscal year ended 4/30/05
                                                ---------
                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        [ ] FOR THE TRANSITION PERIOD FROM                TO
                                              ----------      -----------

Commission file number                                          0-12459
                                                               ----------
Biosynergy, Inc.
----------------------------------------------
(Name of small business issuer in its charter)

Illinois                                                36-2880990
-------------------------------            -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

1940 East Devon Avenue, Elk Grove Village, Illinois   60007
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:                                   (847) 956-0471
                                                             --------------
Securities registered under Section 12(b) of the Exchange Act:
Title of each class                                    Name of each exchange
on which registered
NONE                                                       NONE

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenue for its most recent fiscal year: $764,367.
                                                       ----------
The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2005 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2005 was 14,215,511.

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

Although the Company did not enter into any agreements materially affecting its operations during Fiscal 2005, the Company experienced an increase in sales. The Company's sales of $764,367 were the highest since Fiscal 1982. However, the Company realized a loss of $28,815 for the fiscal year ending April 30, 2005 compared to a loss of $22,897 for Fiscal 2004 and a loss of $5,516 for Fiscal 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company did not introduce any new products in Fiscal 2005. The Company, however, continued its development and review of the proposed products described in "Thermographic and Thermometric Devices and Accessories" below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2005. However, the Company did not make any material sales to customers in the industrial markets. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company generated revenues from sales of the medical and laboratory products listed below in the medical and laboratory industry segment during the fiscal year ended April 30, 2005, 2004 and 2003. For a description of these products, see "Narrative Description of Business."

Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 2005, 2004 and 2003.


                                     Fiscal Year Ending
                                        April 30, 2005
                                   -----------------------

Medical and Laboratory                 Sales of       Percentage of
Products                               Products       Total Sales
----------------------------          ----------     -----------------

HemoTempR II BMD                      $681,265.00         89.1%

TempTrendR TI                           32,142.00          4.2%

HemoTempR BMD                           19,252.00          2.5%

HemoTempR II Activator                  16,845.00          2.2%

Hemo-CoolTM JR II +                      7,079.50           .9%
Accessories

TempTrendR II TTD                        3,308.00           .5%

LabTempR 40 ST                           2,462.75           .3%

LabTempR 20 ST                           1,146.00           .2%

StaFreezR FTI                              867.00           .1%
                                      ------------        -------
                                     $764,367.25(2)       100.0%



                                       Fiscal Year Ending
                                           April 30, 2004
                                     -----------------------

Medical and Laboratory                 Sales of       Percentage of
Products                               Products        Total Sales
-------------------------             ----------      --------------

HemoTempR II BMD                      $652,705.00         87.9%

TempTrendR TI                           40,685.00          5.5%

HemoTempR BMD                           14,566.00          1.9%

Hemo-CoolTM JR II                       13,799.00          1.8%

HemoTempR II Activator                   8,634.00          1.2%

TempTrendR II TTD                        5,081.00           .7%

LabTempR 40 ST                           2,669.00           .4%

Hemo-CoolTM JR + Accessories             1,844.00           .2%

StaFreezR FTI                            1,441.00           .2%

LabTempR 20 ST                             790.00           .1%

Miscellaneous (1)                          125.00           .1%
                                      ---------------    ------
                                      $742,339.00(2)     100.0%


                                    Fiscal Year Ending
                                        April 30, 2003
                                  -----------------------

Medical and Laboratory               Sales of       Percentage of
Products                             Products        Total Sales
----------------------------        ----------      ---------------

HemoTempR II BMD                      $585,503.00         86.7%

TempTrendR TI                           34,645.00          5.1%

HemoTempR BMD                           15,617.00          2.3%

HemoTempR II Activator                  15,526.00          2.3%

TempTrendR II TTD                        8,396.00          1.2%

Hemo-CoolTM JR + Accessories             5,601.00           .8%

Hemo-CoolTM Jr II &                      3,865.00           .6%
Accessories

LabTempR 40 ST                           2,795.00           .4%

StaFreezR FTI                            1,841.00           .3%

LabTempR 20 ST                           1,624.00           .3%
                                     -------------       ------
                                      $675,413.00(2)     100.0%


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

Thermographic and Thermometric Devices and Other Products.    During the
fiscal year ending April 30, 2005 the Company manufactured and marketed various medical, laboratory, and consumer thermometric and thermographic devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

1. The HemoTempR Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-6(degree) C., and not allowed to exceed 10(degree) C. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTempR BMD monitors the core temperature of a blood bag from 1-12(degree) C., and replaces the impractical mercury thermometer susceptible to breakage. HemoTempR BMD once attached to the blood bag is usable throughout the life of the blood.

2. HemoTempR II BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 10-11o C. HemoTempR II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 4o C. After being activated, the irreversible indicator remains blue colored for at least 72 hours unless the blood is warmed to a temperature of 10o C. or above, in which case the indicator loses its blue color. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9o C. HemoTempR II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

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

6. LabTempR 20, LabTempR 40 and LabTempR 60 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTempR 20 STI indicates temperatures between 0-21(degree) C., LabTempR 40 STI monitors temperatures between 19-21 and 24-41o C., while LabTempR 60 STI measures temperatures between 41-61o C. These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

7. StaFreezR Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20(degree) C. Once the frozen product exceeds -20o C., the liquid crystal indicator will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.


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

9. Specialty products include devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the trade name FoodGardeTM Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company anticipates continued manufacturing of these and additional specialty products in the future.

Products Under Development. The Company is also developing these other products.

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

3. The Company intends to market new irreversible time/ temperature indicators which will be used as shipping labels, and in other forms, for the frozen food packaging industry (under the tradename FoodGardeTM), the pharmaceutical industry, and for other industries requiring careful monitoring of refrigerated or frozen materials. The devices will have irreversible color changes at various temperatures determined to be critical by the end-user. Therefore, a purchaser, whether an individual consumer or a merchant, will be able to instantaneously determine the temperature history of the material. These products will generally be customized to meet the requirements of the customer. There are currently no contracts for development, manufacture or sale of any such irreversible time/temperature indicators.

4. The Company has recognized a need exists for a simple, inexpensive indicator to determine if sensitive materials have been subjected to freezing temperatures. The Company is continuing its investigation of the feasibility of such an indicator.

5. The Company is investigating the feasibility of additional products to systematize the use of its thermometric and thermographic liquid crystal devices as well as alternative technologies to supplement its current product line where the Company's current products are not suitable. The results of such investigations are not available at this time.

Manufacturing. The Company manufactures all of its products except for the HemoTempR II Activator, Hemo-CoolTM Jr. and Jr. II TBCSS. These products are manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has twenty-nine years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Because of these conditions, the Company historically was forced to rely heavily on its own sales and distribution efforts, rather than the use of the traditional product distributors, for a large portion of its sales. Nevertheless, the Company's primary distributor in the United States medical market, Fisher Scientific Company ("Fisher"), and the Company's other product distributors have increased their sales of the Company's products throughout the United States over the past few years. During Fiscal 2005, Fisher accounted for 41.02% of the Company's sales.

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

The Company has filed three patents which are pending related to its products and products under development. One patent, "Liquid Conductive Cooling/Heating Device and Method of Use", application number 10/298,800, relating to the Company's thermolyzer, was filed on November 18, 2002. Another patent entitled "Method of Producing Eggshell Powder," was filed on May 20, 2005 replacing provisional patent application number 60/474,175 filed May 29, 2003 and provisional patent number 60/575,336 filed May 27, 2004. The other patent, "Eggshell Antimicrobial Agent and Method of Use", was filed April 18, 2005 replacing provisional patent application number 60/638,548 filed December 22, 2004. The subject of this patent is the Company's bacteria growth retardant under development. See "Products Under Development." The Company will also seek to obtain patents on other products currently being developed, as appropriate.

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

Seasonable Aspect of Business.  The business of the Company is not seasonal.

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

As of April 30, 2005, the Company had $422,762 of current assets available. Of this amount, $66,263 was inventory, $130,228 was net trade receivables, and $202,419 represented cash and short-term cash investments.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2006 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, the receivables of the Company are impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. Fisher, the Company's primary independent product distributor, was directly responsible for 41.02% of the Company's net sales during the fiscal year ending April 30, 2005. No other customer or distributor accounted for 10% or more of the Company's net sales during the past fiscal year. At April 30, 2005, Fisher owed the Company $80,676. Management believes the loss of this distributor would materially reduce the revenues of the Company until the Company could retain the services of another major product distributor or the end users serviced by Fisher begin ordering directly from the Company.

Backlogs. The Company had $5,926 in backorders at April 30, 2005 compared to $5,740 at April 30, 2004.

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

The Company's TempTrendR II competes in the medical market against Tempa-Dot
(3M), CliniTempR and FeverScanR (Hallcrest, Inc.), and TraxItR (Medical Indicators, Inc.), with others. Tempa-Dot is a wax impregnated strip of paper inserted into the mouth to monitor core temperature. Although it is reported to cost less than TempTrendR II thermometers, it has the disadvantage of just a single reading, invasive methodology, and it cannot be used to monitor temperature trends. The Company's TempTrendR competes in the drug testing market, specifically for urine samples, with TIP's ThermaxR and others.

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

Research and Development. During Fiscal 2005, 2004 and 2003, the Company spent $110,600, $110,118 and $128,221, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

The Company is conducting research and development of products discussed under "Products Under Development." In this regard, the Company may require financing to complete the development of these products. The success of the Company in obtaining financing for research and development may largely determine whether the Company will be able to continue the research and development for such products. Management believes the Company has sufficient working capital for anticipated research and development for the ensuing year.

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

Information about foreign and domestic operations and export sales. The Company had export sales of $17,664 during the last fiscal year, and export sales of $10,050 and $13,290 during the fiscal years ending in 2004 and 2003, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Environmental Protection Expenditures. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2006.

Employees. The Company presently has five full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), three Vice Presidents and a secretary/receptionist. The Company also has two part-time employees in the production department.


Item 2. Description of Property.
        -------------------------

The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party.
The lease for these facilities expires on January 31, 2006. Management intends to negotiate an extension of such lease. However, the outcome of the negotiations cannot be certain and there is no assurance the negotiations will be successful. In the event the negotiations are not successful, the Company may be required to move its facilities or pay rent in excess of market rates which, in either case, will have a negative impact on the earnings of the Company. See Footnote 8 of the "Financial Statements."

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

Item 3. Legal Proceedings
       ------------------------

There is no material litigation threatened or pending against the Company or any of its properties.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

None.


                                      PART II
                                      -------

Item 5. Market for Common Equity and Related Shareholder Matters.
        ----------------------------------------------------------

Market Information. Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock. During Fiscal 2000, trades of the common stock of the Company were also reported on the OTC Bulletin Board ("OTCBB"). The Company's common stock was deleted from the OTCBB on April 4, 2000 because the Company did not have current audited financial information on file with the Securities and Exchange Commission. Trading and pricing information for Fiscal 2003, 2004 and 2005 is not available to the Company.

Holders. As of April 30, 2005, there were approximately 853 shareholders of record of the Company's common stock.

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


Plan Category                             Number of        Weighed average
Number of
                                          shares to be     exercise price of
shares
                                          issued upon      outstanding
remaining
                                          exercise of      options, warrants
available
                                          outstanding      and rights
for
                                          options,
future
                                          warrants and
issuance
                                          rights

                                           (a)              (b)
(c)

Equity compensation plans approved by      none             none
none
security holders

Equity compensation plans not approved by  2,591,000        $.025
none
security holders (1)

Total                                      2,591,000        $.025
none

(1) On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in-capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares. On September 30, 2002, the extended option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. Effective November 12, 2004, the Company further extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,591,000 shares to November 12, 2006. The extended option remains subject to several contingencies, including, but not limited to, stockholder approval. There were options outstanding for 2,591,000 shares as of April 30, 2005.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         --------------------------------------------------

Net Sales. Net sales for the fiscal year ending April 30, 2005 were $22,028, or 2.97%, higher than the previous fiscal year, and $88,954, or 13.17%, higher than the fiscal year ending in 2003. The increase in sales during Fiscal 2005 was primarily due to increased sales of the Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $28,560, or 4.38%, in sales of its HemoTempR II product in Fiscal 2005 as compared to Fiscal 2004, and an increase of $95,762 or16.36% as compared to Fiscal 2003.

Other Revenues. Interest income for Fiscal 2005 was $1,575 more than fiscal 2004 due to investments of available cash in a certificate of deposit dated August 3, 2004 with a maturity date of January 30, 2005. On January 30, 2005, the Company reinvested in a certificate of deposit with a new maturity date of July 29, 2005. The Company realized $1,978 in miscellaneous income from subleasing a portion of the Company's storage space.

Costs and Expenses. Overall costs and expenses for the fiscal year ending April 30, 2005 increased by $28,621 compared to the fiscal year ending in 2004, and increased by $68,083 compared to the fiscal year ending in 2003. The increase in operating costs and expenses for Fiscal 2005 was generally related to increased production expenses, increased salaries and employee expenses. Generally, with the exception of the above expenses, the overhead of the Company has remained constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 33.18% for the fiscal year ending April 30, 2005, 33.89% for the fiscal year ending in 2004 and 31.46% for the fiscal year ending in 2003. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in sales or increase in cost of raw materials.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 2005 by $482 or .44%, as compared to the fiscal year ending in 2004, and decreased by $17,621, or 13.75%, as compared to the fiscal year ending in 2003. The overall decrease from Fiscal 2003 is due to one less part-time employee and fewer supplies for Research and Development testing. The Company is investigating several new products including certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. These expenses have remained substantially constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business - Thermographic and Thermometric Devices and Accessories."

Marketing Expenses. The Company's marketing expenses were $95,812 in 2005 and $88,359 in 2004, as compared to $79,198 for the fiscal year ending in 2003. The increase for fiscal 2005 was primarily due to increased employee health insurance costs, labor costs and printing and advertising materials. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth.

General and Administrative Expenses. The Company's general and administrative costs increased by $18,638 as compared to the 2004 fiscal year, and increased by $69,090 as compared to the fiscal year ending in 2003. The increase was primarily the result of increases in salaries and vacation benefits, related employment expenses including health insurance, and expenses related to new securities regulations. Except for unforeseen extraordinary items and legal and accounting fees, it is unlikely general and administrative expenses will materially change during Fiscal 2006.

Net Income/Loss. The Company experienced a net loss of $28,815 as compared to a net loss of $22,897 for Fiscal 2004 and a net loss of $5,516 for Fiscal 2003. Although the Company experienced increased revenues during each of these years, the Company's expenses significantly increased as discussed above resulting in operating losses. See "Net Sales and Costs and Expenses" above.

As of April 30, 2005, the Company had net operating loss carryovers aggregating approximately $65,000. See "Financial Statements," for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 5 to the Financial Statements for the year ending April 30, 2005. See "Financial Statements."

Assets. Since April 30, 2004, the Company's assets have decreased by $25,855. This is primarily due to decreased cash resulting from the Company's loss position and use of cash for patent expenses. Other changes in specific items do not reflect transactions outside the ordinary course of business.

Related Party Transactions. Effective November 12, 2004, the Company extended the stock option agreement with Fred K. Suzuki, President, originally granted November 12, 1998, for a two year period. The extension provides Mr. Suzuki an option to purchase 2,591,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock; however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. This option will expire on November 12, 2006. See "Executive Compensation"

The Company was owed $22,912 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2005 and $22,652 at April 30, 2004. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company.
Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.


Liabilities. The Company's overall liabilities have increased by $2,960 since April 30, 2004. This increase represents ordinary fluctuations in operations and does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 8.88 to 1, has decreased from 10.34 to 1 at April 30, 2004. The decrease in ratio of current assets to current liabilities does not represent a material change in the financial condition or operations of the Company, although it is reflective of a decrease in current assets. In order to maintain the Company's asset/liability ratio, the Company's operations must return to profitability.

Liquidity and Capital Resources. During the fiscal year ending April 30, 2005, the Company had a decrease in net working capital of $41,793. The decrease in net working capital is primarily due to the Company's operating losses sustained in fiscal 2005 and the use of cash assets for patent expenses.

The Company has attempted to conserve working capital whenever possible. To his end, the Company attempts to keep inventory at a minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company's current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity.

Cash used by operating activities was $27,158 during Fiscal 2005. Cash used by operating activities was $25,468 during Fiscal 2004 and cash provided by operating activities was $11,725 during Fiscal 2003. An aggregate of $24,299 was also used for equipment purchases, patent expenses and advances to affiliated companies during Fiscal 2005. Except for operating capital, limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2005, the Company had $422,762 of current assets available. Of this amount, $23,177 was prepaid expenses, $66,263 was inventory, $130,228 was net trade receivables, and $202,419 was cash and cash equivalents. The Company's cash flow from operations are considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not return to profitability.

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

The Company's accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2005. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Forward Looking Statements. This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company's business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors including level of reimbursement by insurance companies and medicare and medicaid agencies, and other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information. The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by the Company's independent public accountants.

Item 7.  Financial Statements.
         ---------------------

The financial statements required by this item is filed as a part of this report as described in Item 13.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          -----------------------------------------------------------

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

The Company retained the services of Blackman Kallick Bartelstein, LLP to audit the Company's annual Financial Statements as of April 30, 2005, 2004 and 2003, and to review the Company's quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company's accountants regarding accounting matters or financial disclosure.

Item 8A.  Controls and Procedures.
          -------------------------

(a) The management of the Company has prepared and is responsible for the integrity of the information presented in this Annual Report for the period ending April 30, 2005, including the Company's financial statements. These statements have been prepared in conformity with generally accepted accounting principals and include, where necessary, informed estimates and judgments by management.

(b) Within the 90 days prior to the date of filing this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be included in the Company's periodic SEC filings.

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

Item 8B.   Other Information.
           ------------------

No information was required to be disclosed by the Company on Form 8-K during the fourth quarter of the year covered by this Annual Report.


                                 Part III
                                 --------

The information contained in items 10, 11, 12, and 13 is the same information to be included in the Registrant's definitive proxy statement, if any, to be filed with the Commission, and is included herein for convenience only.

Item 9.  Directors and Executive Officers of the Registrant.
        -----------------------------------------------------

The executive officers and directors of the Company are:

                        Positions                       Served in
Name              Age   with Company                    Office Since
--------------    ---   ---------------------           ------------------
Fred K. Suzuki    75    President, Chief                February, 1976 (1)
                        Executive Officer,
                        Treasurer, Director of
                        Research and Development,
                        Director of Marketing
                        and Sales, and Chairman
                        of the Board of Directors

Mary K. Friske    45    Vice President -                September, 1993
                        Administration,
                        Manager of Sales

Laurence Mead     43    Vice President -                April, 1994
                        Manufacturing, Chief
                        Operating Officer, Chief
                        Accounting Officer,
                        Manager of Financial
                        and Product Development

Beverly R. Suzuki 70    Vice President - Customer       June, 2005
                        Support

Lauane C. Addis   49    Corporate Counsel,              February, 1984
                        Secretary and                   December, 1985
                        Director                        February, 1987

James F. Schembri 70    Director                        November, 1990

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

Family Relationships. Lauane C. Addis is the son-in-law of Fred K. Suzuki. Beverly R. Suzuki is the spouse of Fred K. Suzuki. Otherwise, there is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

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

LAURENCE MEAD, Chief Operating Officer, Vice President - Manufacturing, Chief Accounting Officer and Manager of Financial and Product Development. Mr. Mead joined the production department of the Company in 1980, and has served as the Company's Production Manager since 1984. In April, 1994, Mr. Mead was appointed Vice President - Manufacturing and Manager of Financial and Product Development. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

BEVERLY R. SUZUKI, Vice President - Customer Service. Mrs. Suzuki was elected to the office of Vice-President - Customer Service on June 20, 2005.
 Mrs. Suzuki served the Company as a sales representative from 1993 through 2000 promoting the Company' products directly to end users. In 2000, Mrs. Suzuki was promoted to the position of research associate/sales liaison. During this time, Mrs. Suzuki assisted both in research and product production development as well as continuing with her marketing and sales responsibilities. Mrs. Suzuki's extensive experience in sales and customer service includes serving as a sales representative for Computer Services Bull, H.N. from 1992 to 1993, serving as a sales representative for Honeywell, Inc. from 1984 to 1991, and serving as human resources assistant for UOP, Inc. from 1970 to 1983. Mrs. Suzuki attended DePaul University from 1963 to 1966 and again from 1978 to 1979. Mrs. Suzuki also completed course work at William Rainey Harper College during 1983 and 1984.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Company received one Form 4 from Fred K. Suzuki, President, on December 17, 2004, within the time prescribed by Section 16(a) of the Securities and Exchange Act. Except for the foregoing, the Company did not receive any reports during fiscal 2005 required to be filed by a director, officer or beneficial owner of more than 10% of the Company's common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company's common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2005.

Audit Committee. The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principals and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Audit Committee also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual consolidated financial statements, review the unaudited quarterly financial statements of the Company, and perform other services for the Company. The Audit Committee arranges with such auditors the scope of the audit to be undertaken by them and any other services to be provided. The Audit Committee currently has one member, James F. Schembri, a director of the Company. The Board of Directors has determined that Mr. Schembri is a financial expert as a result of Mr. Schembri's experience described under "Business Experience" above. Mr. Schembri is an independent director as defined in Rule 401of Regulation S-B under the Securities Act and the Securities Exchange Act.

Audit Committee Charter. The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is available without charge upon request delivered to the Company at its principal executive offices.

Code of Ethics. The Company has adopted a Code of Ethics which applies to all officers of the Company. A copy of the Company's Code of Ethics is available without charge upon request delivered to the Company at its principal executive offices.

Item 10. Executive Compensation.
         ---------------------------------

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2005, 2004 and 2003 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

                               Summary Compensation Table
                               --------------------------
                        Annual Compensation                 Long Term
Compensation/Awards
                -----------------------------------  ---------------------------
-----------------
Name and                             Other           Restricted Securities
Principal                            Annual          Stock      Underlying
LTIP    All Other
Position        Year  Salary  Bonus  Compensation(1) Awards(2)  Options/SARS
Payouts Compensation
----------      ---- ------- ------- --------------- ---------  ------------ ---
---- ------------
Fred K. Suzuki, 2005 $89,275 $6,000         -            -           -
-         -
President,      2004 $84,750 $10,000        -            -           -
-         -
Chairman of     2003 $80,000 $5,000         -            -           -
-         -
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

Stock Options. On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in-capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares. On September 30, 2002, the extended option was exercised to the extent of 140,000 shares resulting in additional paid-in-capital of $3,500. Effective November 12, 2004, the Company further extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,591,000 shares until November 12, 2006. The option is subject to several contingencies including, but not limited to, stockholder approval. The following table sets forth the aggregate value as of April 30, 2005 of unexercised options held by Mr. Suzuki.

                  Aggregated Option/SAR Exercises in Last Fiscal Year
                           and Fiscal Year-End Option/SAR Values
                  ---------------------------------------------------
                                       Number of           Value of
                                       Shares underlying   Unexercised
                                       Unexercised         In-the-Money
                                       Options at          Options/SARS
             Shares                    Fiscal Year         At Fiscal
             Acquired                  End (#)             Year-End
             On            Value       Exercisable/        Exercisable/
Name         Exercise (#)  Realized    ($) Unexercisable   Unexercisable
------------ ------------  ---------   -----------------   -------------
Fred K.
Suzuki
President
and
Chairman of
the Board

Stock
Option I(1)   140,000         0            2,591,000/0       $0/0

------------------------
(1) The Company's stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange. The Company estimates the price at which the option was grated to the President, was at or above market value per share of common stock on the date of grant, based on the limited historical trade activity. The option is subject to several contingencies, including, but not limited to Shareholder approval. Management believes this option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option also contains anti-dilutive provisions in the event of a corporate capital reorganization.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          ------------------------------------------------------------------

The following table sets forth information as of April 30, 2005, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

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
                officers as a
                group (5 members)

----------------------
(1) Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 35.6% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 409,000 shares of the company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control 4,497,146 shares which are owned by FKSI. The above table does not include an option for Mr. Suzuki to acquire 2,591,000 shares of the Company's common stock at $0.025 per share. See "Executive Compensation" and "Certain Relationships and Related Transactions."

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

(4) In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 200 shares, or approximately .2%, of the outstanding common stock of FKSI, which owns 31.63% of the common stock of the Company.

(5) In addition to the common stock of the Company owned by Laurence C. Mead, he also owns 4,000 shares, or approximately 4%, of the outstanding common stock of FKSI, which owns 31.63% of the common stock of the Company.

Changes in Control. The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company nor has a change in the control of the Company occurred during the last fiscal year.


Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

During the fiscal year ending April 30, 2005, the Company shared common office expenses, including legal fees, with F.K. Suzuki International, Inc. ("FKSI"). It is believed by management that by sharing these common expenses with FKSI, they will be reduced and kept at minimum levels. As of April 30, 2005, FKSI owed $22,912 to the Company in connection with the shared common expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Effective November 12, 2004, the Company extended for two years an existing option granting to Mr. Suzuki the right to purchase all or a portion of 2,591,000 shares of the Company' common stock at a purchase price of $0.025 per share. This option is subject to several contingencies including, but not limited to, shareholder approval. See "Executive Compensation."

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley LLC, in the future. During Fiscal 2005, the Company paid $19,434.46 in legal fees to the law firm, some of which inured to the benefit of Mr. Addis in the form of distributions. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

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

Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------


The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

        Balance sheets for the fiscal years ending April 30, 2005 and 2004.

        Statements of operations for the fiscal years ending April 30, 2005, 2004 and 2003.

        Statements of Shareholders' Equity (Deficit) for the fiscal years April 30, 2005, 2004 and 2003.

        Statements of Cash Flows of the Company for fiscal years ending April 30, 2005, 2004 and 2003.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

        No financial schedules for the fiscal years ending April 30, 2005, 2004 and 2003 are submitted.

       Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10-KSB except for those otherwise shown on the financial statements or notes thereto contained in this report.

(a)(3)   The Following Exhibits are Filed as a Part of this Report:

     2. Plan of Acquisition, reorganization, arrangement, liquidation or succession - none.

     3.        a.     Articles of Incorporation(1)

               b.     By-Laws(1)

     4. Instruments Defining the Rights of Security Holders, Including Indentures - none.

     9.   Voting Trust Agreements - none.

     10.  Material Contracts

           (a) Stock Option Agreement, dated November 12, 2001, between the Company and Fred Suzuki (2)

      (b) Amended Stock Option Agreement, dated November 12, 2004, between the Company and Fred K. Suzuki (3)

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

(2) Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ending April 30, 2002 filed with the Securities and Exchange Commission.

(3) Incorporated by reference to the Company's Current Report on Form 8K filed with the Securities and Exchange Commission on December 14, 2004.

(b) Reports on Form 8K. No current reports on Form 8K were filed or were required to be filed during the last quarter covered by this report.


Item 14.  Principal Accountant Fees and Services.
          ----------------------------------------

Blackman Kallick Bartelstein, LLP served as independent auditors for the fiscal year ended April 30, 2005, and it has acted as auditors for the Company since May 1, 2002.

Audit Fees. Fees billed by Blackman Kallick Bartelstein, LLP totaled $41,274 for the year-ended April 30, 2005 and $50,290 for the year-ended April 30, 2004. This included fees for the annual audit and reviews of all the Company's quarterly reports on Form 10-QSB.

Audit-Related Fees. Blackman Kallick Bartelstein, LLP did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal year ending April 30, 2005, Blackman Kallick Bartelstein, LLP billed the Company $2,750 for professional fees related to tax services rendered to the Company. Blackman Kallick Bartelstein, LLP billed the Company $3,553 for any professional fees related to tax services during the fiscal year ending April 30, 2004.

All Other Fees. Blackman Kallick Bartelstein, LLP did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company's audit committee is required to approve all non-audit services to be performed by Blackman Kallick Bartelstein, LLP.
 In this respect, the audit committee has considered with the provision of the tax services during the Company's fiscal year ending April 30, 2005 was compatible with maintaining the independence of Blackman Kallick Bartelstein, LLP. The audit committee has made a determination that the independence of Blackman Kallick Bartelstein, LLP will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2005 and April 30, 2004.



                               SIGNATURES
                               ----------


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:  BIOSYNERGY, INC.


/s/ Fred K. Suzuki                    July , 2005
----------------------------------    --------------------
Fred K. Suzuki, Chairman of the       Date
Board of Directors, Chief Executive
Officer, President and Treasurer

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Fred K. Suzuki                    July , 2005
-----------------------------------   ---------------------
Fred K. Suzuki, Chairman of the       Date
Board of Directors, Chief Executive
Officer, President and Treasurer

/s/ Lauane C. Addis                   July , 2005
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

      c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

      d. Disclosed in this annual report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: July , 2005

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

      c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

      d. Disclosed in this annual report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: July , 2005

/s/ Laurence C. Mead
-----------------------------------
Laurence C. Mead
Vice President-Manufacturing,
Chief Operating Officer, and Chief
Accounting Officer





                               Exhibit 32.1

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB for the year ending April 30, 2005, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2005, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
--------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer

Dated: July , 2005






                             Exhibit 32.2

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB for the year ending April 30, 2005, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2005, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
---------------------------------
Laurence C. Mead
Vice President-Manufacturing and
Chief Accounting Officer

Dated: July , 2005

                       Biosynergy, Inc.

                Financial Statements for the
                 Years Ended April 30, 2005,
                        2004 and 2003






                        C o n t e n t s


                                     Reference    Page
                                     ---------    ----
Report of Independent Registered
Public Accounting Firm	                          1

Balance Sheets                       Exhibit A    2-3

Statements of Operations             Exhibit B    4

Statements of Stockholders' Equity	 Exhibit C    5

Statements of Cash Flows	       Exhibit D    6

Notes to Financial Statements		              7-12



       Report of Independent Registered Public Accounting Firm
       -------------------------------------------------------




Board of Directors and Stockholders
Biosynergy, Inc.
Elk Grove Village, Illinois


We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United
States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


                       /S/Blackman Kallick Bartelstein, LLP


June 24, 2005
Chicago, Illinois

                       Biosynergy, Inc.

                        Balance Sheet



                           Assets
                           ------

                                                           2005         2004
                                                        ----------   ----------
Current Assets
	Cash                                              $ 102,419    $ 254,477
        Short-term investment	                            100,000            -
	Accounts receivable - Trade (Net of allowance for
	  doubtful accounts of $500 in 2005 and 2004)	    130,228	     126,524
	Inventories			                             66,263       61,355
	Prepaid expenses                                     23,177       19,239
	Interest receivable                                     675            -
                                                        ---------    ---------

				Total Current Assets              422,762      461,595
                                                        ---------    ---------
Due from Affiliate                                         22,912       21,652
                                                        ---------    ---------
Equipment and Leasehold Improvements
	Equipment                                           161,508	     155,014
	Leasehold improvements                               16,497       15,896
                                                        ---------    ---------

                                                          178,005      170,910
	Less accumulated depreciation and amortization      149,325      137,471
                                                        ---------    ---------
	Total Equipment and Leasehold Improvements           28,680       33,439
                                                        ---------    ---------

Other Assets
	Patents pending                                      51,270       34,725
	Deposits                                              5,947        6,015
                                                        ---------    ---------
				Total Other Assets                 57,217       40,740
                                                        ---------    ---------
                                                        $ 531,571    $ 557,426
                                                        =========    =========




                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                          2005          2004
                                                        ---------    ---------
Current Liabilities
	Accounts payable                                  $  11,449    $  10,028
	Accrued compensation and payroll taxes               13,042       10,997
	Deferred rent                                         1,320        3,080
	Other accrued expenses                                    -        3,828
	Accrued vacation                                     21,777       16,695
                                                        ---------    ---------
				Total Current Liabilities          47,588       44,628
                                                        ---------    ---------





Stockholders' Equity (Deficit)
  Common stock - No par value; authorized - 20,000,000
    shares; issued - 14,215,511 shares                  642,988      642,988
  Accumulated deficit                                  (159,005)    (130,190)
                                                       ---------    ---------
		Total Stockholders' Equity                  483,983      512,798
                                                       ---------    ---------
                                                       $531,571     $557,426
                                                       =========    =========

                           Biosynergy, Inc.
                       Statement of Operations
             Years Ended April 30, 2005, 2004 and 2003


                                      2005        2004        2003
                                  ----------  ----------  ----------
Net Sales                         $  764,367  $  742,339  $  675,413

Cost of Sales                        253,644     251,596     212,492

Gross Profit                         510,723     490,743     462,921

Operating Expenses
  Marketing                           95,812      88,359      79,198
  General and administrative         336,679     318,041     267,589
  Research and development           110,600     110,118     128,221

    Total Operating Expenses         543,091     516,518     475,008

Loss from Operations                 (32,368)    (25,775)    (12,087)

Other Income
  Interest income                      1,575           -       4,573
  Other income                         1,978       2,878       1,998

    Total Other Income                 3,553       2,878       6,571

Net Loss                          $  (28,815) $  (22,897) $   (5,516)

Net Loss Per Common Share -
  Basic and Diluted	          $        -  $        -  $        -
                                  ==========  ==========  ==========
Weighted-Average Common Shares
 Outstanding		          14,215,511  14,215,511  14,156,856
                                  ==========  ==========  ==========


                            Biosynergy, Inc.
                    Statements of Stocholders' Equity
                Years Ended April 30, 2005, 2004 and 2003





                                                Additional
                          Common Stock          Paid-In    Accumulated
                          Shares        Amount  Capital    Deficit      Total
                         ------------- -------- ---------- ----------- --------
Balance, April 30, 2002     14,075,511 $639,388 $      100 $ (101,777) $537,711

Stock Option Exercise          140,000    3,500          -          -     3,500

Net Loss                             -        -          -     (5,516)   (5,516)
                         ------------- --------- --------- ----------- ---------

Balance, April 30, 2003     14,215,511   642,888       100   (107,293)  535,695

Other                                -       100      (100)         -         -

Net Loss                             -         -         -    (22,897)  (22,897)
                         ------------- --------- ---------- ---------- ---------

Balance, April 30, 2004     14,215,511   642,988         -   (130,190)   512,798

Net Loss                             -         -         -    (28,815)
(28,815)
                         ------------- --------- ---------- ---------- ---------
-
Balance, April 30, 2005     14,215,511 $ 642,988 $       -  $(159,005) $ 483,983
                         ============= ========= ========== ========== =========


                         Biosynergy, Inc.
                    Statements of Cash Flows
            Years Ended April 30, 2005, 2004 and 2003


                                                         2005       2004
2003
                                                     ----------- ----------- ---
--------
Cash Flows from Operating Activities
  Net loss                                           $  (28,815) $  (22,897) $
(5,516)
                                                     ----------- ----------- ---
--------
  Adjustments to reconcile net loss to cash
    (used in) provided by operating activities
       Depreciation and amortization                     11,917      10,910
9,633
       Changes in assets and liabilities
         Accounts receivable                             (3,704)    (14,904)
9,634
         Interest receivable                               (675)          -
815
         Inventories and prepaid expenses                (8,760)      2,949
(10,146)
         Deposits                                            68           -
-
         Accounts payable and accrued expenses            2,811      (1,526)
7,305
                                                     ----------- ----------- ---
--------
            Total Adjustments                             1,657      (2,571)
17,241
                                                     ----------- ----------- ---
--------
            Net Cash (Used in) Provided by
             Operating Activities                       (27,158)    (25,468)
11,725
                                                     ----------- ----------- ---
--------
Cash Flows from Investing Activities
  Advances to affiliate                                  (1,260)     (1,953)
(267)
  Purchase of equipment                                  (6,494)    (21,142)
(1,316)
  Purchase of leasehold improvements                       (601)       (756)
-
    Patents pending                                     (16,545)     (5,716)
(17,020)
    (Purchase) proceeds from sale of short-term
      investments                                      (100,000)          -
275,016
                                                     ----------- ----------- ---
--------
            Net Cash (Used in) Provided by
             Investing Activities                      (124,900)    (29,567)
256,413
                                                     ----------- ----------- ---
--------
Net Cash Provided by Financing Activities -
  Proceeds from exercise of stock option by officer           -           -
3,500
                                                     ----------- ----------- ---
--------
(Decrease) Increase in Cash                            (152,058)    (55,035)
271,638

Cash, Beginning of Year                                 254,477     309,512
37,874
                                                     ----------- ----------- ---
--------
Cash, End of Year                                     $ 102,419   $ 254,477   $
309,512
                                                     =========== ===========
===========



                           Biosynergy, Inc.
                     Notes to Financial Statements
                 Years Ended April 30, 2005, 2004, 2003


Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the Hemo Temp II Blood Monitoring Device, accounted for approximately 87-89% of the sales in each of the last three years ending April 30. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


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


Note 2 - Summary of Significant Accounting Policies (Continued)

Stock Options
-------------
In December 2002, the Financial Accounting Standards Board (FASB) issued, and the Company adopted, SFAS No. 148, "Accounting for Stock-Based Compensation - Transitions and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 amends the disclosure requirements of the Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation" to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has elected to follow the "disclosure-only" alternative prescribed by SFAS No. 123.
Accordingly, no employee compensation expenses had been recognized for the above grant. Had employee compensation expense for the grant been recorded in the financial statements, consistent with provisions of SFAS No. 123, net loss for fiscal years 2005, 2004 and 2003 would have been the same.

                                               Year Ended April 30,
                                        ---------------------------------
                                           2005        2004        2003
                                        ---------- ----------- ----------
  Net loss, as reported                 $ (28,815) $ (22,897)  $ (5,516)
  Stock-based compensation
   expense, net of related tax effects,
   using the fair value method                  -          -          -
  Stock-based compensation
   expense included in reported
   net income, net of related tax
   effects under APB 25                         -          -          -
                                        ---------- ----------  ---------
     Pro forma net loss                 $ (28,815) $ (22,897)  $ (5,516)


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





Note 2 - Summary of Significant Accounting Policies (Continued)

Income (Loss) Per Common Share
------------------------------
The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net loss per common share is the same for the years ended April 30, 2005, 2004 and 2003, as the common stock equivalents of the Company were anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2005 and 2004, approximates their carrying value.

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




Note 2 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
--------------------------------
During December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company granted options to purchase common stock to its President. SFAS 123R is effective for all annual periods beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its financial position, results of operations and cash flows.


Note 3 - Short-Term Investment

In May 2002, the Company invested $250,000 in a 270-day certificate of deposit at an interest rate of 2.2%. This certificate of deposit matured on February 24, 2003 and was not renewed.

In August 2004, the Company invested $100,000 in a 180-day certificate of deposit at an interest rate of 1.8%. This certificate of deposit was renewed in January 2005 at an interest rate of 2.7%. The maturity date is July 29, 2005.


Note 4 - Inventories

Components of inventories are as follows:

                        2005         2004
                      --------   ---------
  Raw materials       $ 44,970   $  43,580
  Work-in-process        9,830       8,608
  Finished goods        11,463       9,167
                      --------   ---------
                      $ 66,263   $  61,355



Note 5 - Income Taxes

The components of deferred income taxes are as follows as of April
30, 2005:

                                             2005           2004
                                           ----------  -----------
   Deferred Tax Assets (Liabilities)
     Net operating loss
       carryforwards                       $    9,766  $    7,387
     Other                                      4,724       4,095

   Less:  Valuation allowance                 (14,490)    (11,482)
                                           ----------- -----------
          Net Deferred Tax Assets          $        -  $        -
                                           =========== ===========

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                            Year Ended April 30,
                                          -----------------------
                                            2005    2004    2003
                                          ------- ------- -------
  U.S. federal statutory tax rate         (34.0)% (34.0)% (34.0)%
  Utilization of net operating loss
    carryforwards                             -       -       -
  Change in valuation allowance            34.0    34.0    34.0
                                          ------- ------- -------
  Consolidated Effective Tax Rate             - %     - %     - %



As of April 30, 2005, the Company has approximately $65,000 of net operating loss carryforwards expiring between 2006 and 2019 for U.S. federal income tax purposes. A valuation allowance has been established as of April 30, 2005 and 2004 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.





Note 6 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. On September 30, 2002, this option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. This option was scheduled to expire on November 12, 2004; however, it was extended for 2 years to November 12, 2006. The extended option remains subject to several contingencies including, but not limited to, stockholder approval. There were 2,591,000 options outstanding as of April 30, 2005 and 2004.

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

The option extended on November 12, 2001 did not result in any fair value using the Black-Scholes option-pricing model. Therefore, no pro forma net loss or loss per share is applicable. In order to arrive at this determination, using the Black-Scholes option-pricing model, the following weighted-average assumptions were used for the period ended April 30, 2002:

                                                            Risk-Free
                    Options  Exercise Expected Life         Dividend  Interest
Date of Issuance     Issued   Price      (Years)     Yield  Rate      Volatility
-----------------  --------- -------- ------------- ------- --------- ----------
November 12, 2001  2,731,000  $ .025        3         -%       5.0%       .001


Note 7 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2005:

                                         Stock of Affiliates
                                 ------------------------------------
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


As of April 30, 2005 and 2004, $22,912 and $21,652, respectively, was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time.

As of April 30, 2005, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company.


Note 8 - Lease Commitments

In 2001, the Company entered a five- year extension of the lease agreement for its current facilities, which expires on January 31, 2006. The base rent under the extended lease escalates over the life of the lease. Total rent payments for the year ending April 30, 2006 are $56,925.

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $56,925, $74,250 and $73,700 for the fiscal years ended April 30, 2005, 2004 and 2003, respectively.


Note 9 - Major Customers

Shipments to one customer amounted to approximately 41%, 43% and 44% of sales in fiscal years 2005, 2004 and 2003, respectively. As of April 30, 2005 and 2004, there were outstanding accounts receivable from this customer of approximately $80,676 and $77,245, respectively.