Form 10KSB/A
period 2005-04-30
BIOSYNERGY INC
filed 2005-08-03
CIK 715812

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [X]

State issuer's revenue for its most recent fiscal year: $764,367.
                                                       ----------
The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2005 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

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

(b) Within the 90 days prior to the date of filing this Form 10-KSB/A, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be included in the Company's periodic SEC filings.

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

       Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10-KSB/A except for those otherwise shown on the financial statements or notes thereto contained in this report.

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


/s/ Fred K. Suzuki                    July 29, 2005
----------------------------------    --------------------
Fred K. Suzuki, Chairman of the       Date
Board of Directors, Chief Executive
Officer, President and Treasurer

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Fred K. Suzuki                    July 29, 2005
-----------------------------------   ---------------------
Fred K. Suzuki, Chairman of the       Date
Board of Directors, Chief Executive
Officer, President and Treasurer

/s/ Lauane C. Addis                   July 29, 2005
-----------------------------------   ---------------------
Lauane C. Addis, Secretary            Date
and Director








                              EXHIBIT 31.1

                         CERTIFICATION OF CHIEF
                            EXECUTIVE OFFICER

I, Fred K. Suzuki, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Biosynergy, Inc., small business issuer;

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

Dated: July 29, 2005

/s/ Fred K. Suzuki
--------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer





                                    EXHIBIT 31.2

                               CERTIFICATION OF CHIEF
                                 ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Biosynergy, Inc., small business issuer;

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

Dated: July 29, 2005

/s/ Laurence C. Mead
-----------------------------------
Laurence C. Mead
Vice President-Manufacturing,
Chief Operating Officer, and Chief
Accounting Officer





                               Exhibit 32.1

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB/A for the year ending April 30, 2005, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2005, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
--------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer

Dated: July 29, 2005






                             Exhibit 32.2

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB/A for the year ending April 30, 2005, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2005, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
---------------------------------
Laurence C. Mead
Vice President-Manufacturing and
Chief Accounting Officer

Dated: July 29, 2005

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