Form 10QSB
period 2005-07-31
BIOSYNERGY INC
filed 2005-09-14
CIK 715812

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           July 31, 2005
                                                -------------
__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT

      For the transition period from         to
                                     -------    ---------

      Commission file number 	             0 -12459
                                        -------------

                       Biosynergy, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

      Illinois                                36-88099
---------------------------------   ----------------------------
(State or other jurisdiction        (IRS Employer Identification
of incorporation or organization)        Identification No.)

    1940 East Devon Avenue, Elk Grove Village, Illinois  60007
----------------------------------------------------------------
           (Address of principal executive offices)

                         847-956-0471
-----------------------------------------------------------------
                  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes      No X
                                                 ----   -----

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
14,215,511
----------
Transitional Small Business Disclosure Format (Check one):
    Yes  x  No
----    ----

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

                         Balance Sheets


                              ASSETS

                                               July 31, 2005   April 30,2005
                                                  Unaudited       Audited
                                               -------------   -------------
Current Assets
  Cash                                              120,626         102,419
  Short-Term Investment	                            100,000         100,000
  Accounts receivable, Trade (Net of                114,198         130,228
   allowance for doubtful accounts of $500
   at July 31, 2005 and April 30, 2005)
  Inventories                                        64,669          66,263
  Prepaid expenses                                   23,195          23,177
  Interest Receivable                                     -             675
                                                    -------         -------
     Total Current Assets                           422,709         422,762
                                                    -------         -------
Due from Affiliates	                             22,912          22,912
                                                    -------         -------
Equipment and Leasehold Improvements
  Equipment                                         161,508         161,508
  Leasehold improvements                             16,497          16,497
                                                    -------         -------
                                                    178,005         178,005

Less accumulated depreciation and amortization	   (152,582)       (149,325)
                                                    -------         -------
 Total Equipment and Leasehold Improvements, Net     25,423          28,680
                                                    -------         -------
Other Assets
 Pending Patents                                     56,632          51,270
 Deposits                                             5,947           5,947
                                                    -------         -------
	Total Other Assets	                       62,579          57,217
                                                    -------         -------
                                                    533,623         531,571
                                                    =======         =======


The accompanying notes are an integral part of the financial statements.

                   Liabilities and Shareholders' Equity


Current Liabilities
  Accounts payable                                   36,821          11,449
  Accrued compensation and payroll taxes              6,780          13,042
  Deferred rent                                         880           1,320
  Other accrued expenses                  		    -               -
  Accrued vacation			                 23,857          21,777
                                                    -------         -------
    Total Current Liabilities                        68,338          47,588


Shareholders' Equity
  Common stock, No par value; 20,000,000
   authorized shares issued: 14,215,511
   Shares at July 31, 2005 and at April 30, 2005    642,988         642,988
  Accumulated deficit                              (177,703)       (159,005)
                                                    -------         -------
     Total Shareholders' Equity                     465,285         483,983
                                                    -------         -------
                                                    533,623         531,571
                                                    =======         =======

The accompanying notes are an integral part of the financial statements.




                              Biosynergy, Inc.

                         Statements of Operations


                                                Three Months Ended July 31
                                                --------------------------
                                                     2005         2004
                                                  Unaudited     Unaudited
                                               ------------   -----------
Net Sales                                       $  195,324     $  207,872
Cost of Sales                                       63,772         63,221
                                                ----------     ----------
Gross Profit                                       131,552        144,661
                                                ----------     ----------
Operating Expenses
  Marketing                                         30,224         21,519
  General and administrative                       101,209         96,408
  Research and development                          20,115         26,243
     Total Operating Expenses                      151,548        144,170
                                                ----------     ----------
(Loss) Income from Operations                      (19,996)           491
                                                ----------     ----------
Other Income
  Other income                                       1,298            480
                                                ----------     ----------
     Total Other Income                              1,298            480
                                                ----------     ----------
Net (Loss) Income                               $  (18,698)    $      971
                                                ==========     ==========
Net (Loss) Income Per Common Stock -
  Basic and Diluted                             $        -     $        -
                                                ==========     ==========
Weighted-Average Common Stock Outstanding -     14,215,511     14,215,511
  Basic and Diluted

The accompanying notes are an integral part of the financial statements.



                                 BIOSYNERGY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                         THREE MONTHS ENDED JULY 31, 2005

                                     Unaudited



                          Common Stock
                         Shares     Amount    Deficit     Total
                       ----------  --------  ---------  --------
Balance, May 1,
   2005                14,215,511  $642,988  $(159,005) $483,983

Net Profit (Loss)               -         -    (18,698)  (18,698)
                       ----------  --------  ---------  --------
Balance, July 31,
 2005                  14,215,511  $642,988  $(177,703) $465,285
                       ==========  ========  =========  ========






The accompanying notes are an integral part of the financial statements.



                                BIOSYNERGY, INC.

                           STATEMENTS OF CASH FLOWS
                                                          Unaudited

                                                     THREE MONTHS ENDED JULY 31,
                                                          2005         2004
                                                      ------------  ------------
Cash Flows from Operating Activities
  Net (loss) income                                   $   (18,698)  $       971
  Adjustments to reconcile net (loss
   income to cash provided by (use in)
   operating activities
     Depreciation and amortization                          3,257         2,827
     Changes in assets and liabilities
       Accounts receivable                                 16,030       ( 6,340)
       Inventories                                          1,594         4,034
       Prepaid expenses                                       (18)       (1,555)
       Deposits                                                 -            68
       Accounts payable and accrued expenses               20,750        17,572
                                                       -----------   -----------
         Total Adjustments                                 41,613        16,606
                                                       -----------   -----------
Net Cash Provided By Operating Activities                  22,915        17,577
                                                       -----------   -----------
Cash Flow from Investing Activities
  Patents pending                                          (5,362)       (9,847)
  Equipment and leasehold improvements                          -        (2,607)
  Interest receivable                                         654             -
                                                       -----------   -----------
Net Cash Used in Investing Activities                      (4,708)      (12,454)
                                                       -----------   -----------
Net Cash Provided by Financing Activities                       -             -

Increase in Cash and Cash Equivalents                      18,207         5,123
                                                       -----------   -----------
Cash and Cash Equivalents, Beginning Period              $102,419      $254,477
                                                       -----------   -----------
Cash and Cash Equivalents, Ending Period                 $120,626      $259,600
                                                       ===========   ===========

         The accompanying notes are an integral part of the financial statements.

                             Biosynergy, Inc.

                     Notes to Financial Statements

                    Three Months Ended July 31, 2005

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2005 Annual Report or Form 10-KSB. The results of operations for the three months ended July 31, 2005 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately
89.8% of the sales during the quarter ending July 31, 2005. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Revenue Recognition
--------------------

                       Biosynergy, Inc.

                Notes to Financial Statements

               Three Months Ended July 31, 2005


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

Income (Loss) Per Common Share
------------------------------
The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net loss per common share is the same for the three months ended July 31, 2005 as the common stock equivalents of the Company were anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices.

                          Biosynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2005

Note 2 - Summary of Significant Accounting Policies (continued)

Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of July 31, 2005, approximates their carrying value.

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

The components of deferred income taxes are as follows as of April 30, 2004 and 2005:

                                           2005       2004
                                      ----------  ----------
Deferred Tax Assets (Liabilities)
   Net operating loss carryforwards	  $  9,766	  $  7,387
   Other                                 4,724       4,095

  Less: Valuation allowance            (14,490)    (11,482)

   Net Deferred Tax Assets            $     -     $     -
                                      ========    =========


The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:


                                                                Year Ended April 30,
                   		                           -------------------------------
                                                	       2005       2004       2003
                                                         ----------  ---------  --------
U.S. federal statutory tax rate		                  (34.0)%    (34.0)%   (34.0)%
Utilization of net operating loss carryforwards                 -          -         -
Change in valuation allowance                                34.0       34.0      34.0
Consolidated Effective Tax Rate                                 - %        - %       - %
                                                             ======     ======    ======

                          Biosynergy, Inc.

                    Notes to Financial Statements

                   Three Months Ended July 31, 2005


Note 2 - Summary of Significant Accounting Policies (continued) As of April 30, 2005, the Company has approximately $65,000 of net operating loss carryforwards expiring between 2006 and 2019 for U.S. federal income tax purposes. A valuation allowance has been established as of April 30, 2005 and 2004 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.

Recent Accounting Pronouncements
--------------------------------
During December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company granted options to purchase common stock to its President. SFAS 123R is effective at the beginning of the fiscal year after December 15, 2005, or in the Company's case May 1, 2006. The Company does not believe the adoption of SFAS 123R will have a material impact upon its financial position, results of operations and cash flows.

Note 3 - Inventories

Components of inventories are as follows:

                                 April 30,	July 31,
                                   2005		  2005
                                 ---------     ---------
Raw materials                    $ 44,970      $  44,648
Work-in-process                     9,830         11,719
Finished goods                     11,463          8,301
                                 --------      ---------
                                 $ 66,263      $  64,668


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

                        Biosynergy, Inc.

                 Notes to Financial Statements

                Three Months Ended July 31, 2005

Note 4 - Stock Options (continued)

extended option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. There were options outstanding for 2,591,000 shares as of July 31, 2005 and April 30, 2005.

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



                                            Quarter Ended July 31
                                         ----------------------------
                                             2005           2004
                                         ------------   -------------
Net income (loss), as reported		$(18,698)     $    971
Stock-based compensation
    expense, net of related tax effects,
    using the fair market value method           -             -
Stock-based compensation
    expense included in reported
    net income, net of related tax
    effects under APB 25                         -             -
                                          -----------    -------------
         Pro forma net loss               $(18,698)      $    971


Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2005 and July 31, 2005:

                                        Stock of Affiliates

                                              F.K. Suzuki
                                Biosynergy,  International,  Medlab,
                                    Inc.         Inc.         Inc.
                                -----------  --------------  ---------
F.K. Suzuki International, Inc.    31.6%          - %         100.0%
Fred K. Suzuki, Officer             2.9         35.6              -
Lauane C. Addis, Officer             .1         32.7              -
James F. Schembri, Director        12.6            -              -
Mary K. Friske, Officer              .1           .2              -
Laurence C. Mead, Officer            .1          4.0              -


                              Biosynergy, Inc.

                       Notes to Financial Statements

                      Three Months Ended July 31, 2005

Note 5 - Related Party Transactions (continued)

As of April 30, and July 31, 2005, $22,912 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of July 31, 2005, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company.

Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                             		        Three Months Ending
                                                  July 31,
                                            2005           2004
                                         -----------    ----------
Numerator:
    Net income (loss) attributable to
     common shareholders                    (18,698)           971
Denominator:
    Weighted Average Outstanding
    Shares-Basic                         14,215,511     14,215,511

Earnings Per Share-Basic                       0.00           0.00
                                         ----------     ----------
Effect of dilutive common equivalent
shares - weighted average stock
options outstanding                            0.00           0.00

Weighted Average Outstanding
 Shares Diluted                          14,215,511     14,215,511
Earnings Per Share-Diluted                     0.00           0.00
                                         ----------     ----------


Note 7 - Major Customers

Shipments to one customer amounted to approximately 38.45% of sales during the first three months of Fiscal 2006. As of July
31, 2005, there were outstanding accounts receivable from this customer of $67,350.

                         Biosynergy, Inc.

                 Notes to Financial Statements

                Three Months Ended July 31, 2005


Item 2.  Management's Discussion of Financial Condition and
         Results of Operations
         --------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending July 31, 2005 ("1st Quarter"), the net sales decreased 6.4%, or $12,548, as compared to net sales for the comparative quarter ending in 2004. This decrease in sales is primarily the result of a decrease in sales of HemoTempR and HemoTempR II. As of July 31, 2005, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $1,298 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party.

Costs and Expenses
------------------

                          General
                          -------

The operating expenses of the Company during the 1st Quarter increased overall by 5.12%, or $7,378, as compared to the 1st quarter in 2004, primarily due to an increase in marketing and general administrative expenses offset by a decrease in research and development expenses. See "Research and Development Expenses", "Marketing Expense", and "General and Administrative Expenses" below.

                          Cost of Sales
                          -------------

The cost of sales during the 1st Quarter increased by $551 as compared to these expenses during the same quarter ending in 2004. This increase is due primarily to summer time labor. As a percentage of sales, the cost of sales were 32.65% during the 1st Quarter and 30.41% for the comparative quarter ending in 2004. Although the sales of the Company decreased, the cost of sales and other operating charges as a percentage of sales remained substantially the same. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

              Research and Development Expenses
              ---------------------------------

Research and Development costs decreased $6,128, or 23.35%, as compared to the same quarter in 2004. This decrease is due to a reduction in salaries allocated to research and development activities which were allocated to marketing expenses and reduced travel expenses. Certain employees of the Company spend a portion of their time in the research department and a portion of their time in marketing activities. The Company monitors and reallocates salaries between research and development expenses and marketing expenses based on the time spent by such employees in each area. During the 1st Quarter, these employees spent more time in marketing than research and development activities resulting in a reduction in salaries allocated to research and development expenses. Further, travel expenses were less in the 1st Quarter than the comparative quarter in 2004 due to the decrease in research and development activities. Overall, the salaries for research and development and marketing increased by $1,895 due to raises in employee salaries in the ordinary course of business. The Company is continuing to investigate certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

                    Marketing Expenses
                    ------------------

Marketing expenses for the 1st Quarter increased by $8,705 or 40.46%, as compared to the quarter ending July 31, 2004. The Company incurred additional expenses during the quarter ending July 31, 2005 due to an increase in salaries (see "Research and Development Expenses" above) and printing costs for product brochures.

            General and Administrative Expenses
            -----------------------------------

General and administrative costs increased by $4,801, or 4.98%, as compared to the 1st quarter ending in 2004. This increase was primarily the result of an increase in accounting and legal expenses and raises in employee salaries in the ordinary course of business. Management of the Company anticipates accounting and legal expenses related to the audit and review of the Company's financial statements and preparation of quarterly and annual reports for filing with the Securities and Exchange Commission will level off over time. However, since a significant portion of these costs and expenses are related to new requirements and regulations promulgated by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002, it is impossible to predict how much, if any, such new requirements and regulations will impact the Company's long term accounting and legal expenses.

Net Income/Loss
---------------
The Company realized a net loss of $18,698 during the 1st Quarter as compared to a net income of $971 for the comparative quarter of the prior year. The net loss is primarily a result of decreased sales and an increase in operating expenses. See "Research and Development Expenses", "Marketing Expenses" and "General and Administrative Expenses" above.

As of April 30, 2005, the Company had net operating loss carryovers aggregating approximately $65,000. See "Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position. The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 2 (Income Taxes) to the Financial Statements for the three-month period ending July 31, 2005.

Assets/Liabilities
------------------
                           General
                           -------

Since April 30, 2005 the Company's assets have increased by $2,052 and liabilities have increased by $20,750. The increase in assets (primarily cash and patents pending) and liabilities (primarily Accounts payable and accrued expenses) is due to the Company's loss position for the 1st Quarter and normal fluctuations.

                  Related Party Transactions
                  --------------------------

The Company was owed $22,912 by F.K. Suzuki International, Inc.
("FKSI"), an affiliate, at July 31, 2005 and April 30, 2005.
This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements."
 These expenses are incurred in the ordinary course of business.
 Although management believes it is cost effective to share common expenses with FKSI. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

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

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 6.18 to 1, has decreased compared to 8.88 to 1 at April 30, 2005. This decrease is reflective an increase of $20,750 in current liabilities. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must return to profitability.

Liquidity and Capital Resources
-------------------------------
During the 1st Quarter, the Company experienced a decrease in working capital of $20,803. This is primarily due to an increase in the Company's accounts payable during the 1st Quarter and the use of cash for patent costs and operations.

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

Cash provided by operating activities was $22,915 during the three month period ending July 31, 2005. An aggregate of $4,708 was also used for patent costs less interest receivables during this same period. Except for operating capital and limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of July 31, 2005, the Company had $422,709 of current assets available. Of this amount, $23,195 was prepaid expenses, $64,669 was inventory, $114,198 was net trade receivables $100,000 was short-term investments, and $120,626 was cash. The Company's cash flow from operations is considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must return to profitability. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

Effects of Inflation. With the exception of raw material and labor costs increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.

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

Forward-Looking Statements
--------------------------
This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Reform Act").   Such forward-
looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company's business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors, risks inherit in marketing new products, as well as other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information. The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by independent public accountants.


Item 3.	Controls and Procedures
            -----------------------

(a)	The management of the Company has prepared and is
responsible for the integrity of the information presented in this Quarterly Report for the period ending July 31, 2005, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

(b)	Within the 90 days prior to the date of filing this Form 10-
QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be included in the Company's periodic SEC filings.

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

Biosynergy, Inc.

Date September 14, 2005		/s/ Fred K. Suzuki
                              ---------------------------------
                               Fred K. Suzuki
                               Chief Executive
                               Officer, Chairman of the Board,
                               President and Treasurer



Date September 14, 2005 	/s/ Laurence C. Mead
                              ----------------------------------
                               Laurence C. Mead
                               Vice President/Manufacturing and
                               Development, Chief Financial
                               Officer, and Chief Accounting Officer

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

a.	Designed such internal control over financial reporting, or
cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Dated: September 14, 2005

/s/ Fred K. Suzuki
-----------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer

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

Dated: September 14, 2005

/s/ Laurence C. Mead
--------------------------------------
Laurence C. Mead
Vice President/Manufacturing and
Development, Chief Financial Officer,
and Chief Accounting Officer

                    EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company")on Form 10-QSB for the quarter ending July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:
(1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and
(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2005, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       ------------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer, President and Treasurer

Dated:  September 14, 2005

                        EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company")on Form 10-QSB for the quarter ending July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:
(1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and
(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2005, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       ------------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and
                       Development,
                       Chief Financial Officer, and Chief
                       Accounting Officer


Dated: September 14, 2005