Form 10QSB
period 2005-10-31
BIOSYNERGY INC
filed 2005-12-23
CIK 715812

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        October 31, 2005
                                      ----------------

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
--- ACT

For the transition period from        to
                               ------    ------

Commission file number 	          0 -12459
                               ----------------

					Biosynergy, Inc.
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

       Illinois                            36-2880990
-----------------------------------------------------------------
(State or other jurisdiction       (IRS Employer Identification
 of incorporation or organization)     No.)

1940 East Devon Avenue, Elk Grove Village, Illinois  60007
-----------------------------------------------------------------
            (Address of principal executive offices)

					847-956-0471
-----------------------------------------------------------------
                 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No
                                                 ---    ---
	APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
14,215,511

Transitional Small Business Disclosure Format (Check one):
Yes  No X
   --   --

SEC 2334 (8-03)  Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                       BIOSYNERGY, INC.

               PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Balance Sheets
-----------------------------------------------------------------
                           ASSETS
                           ------

                                       October 31, 2005  April 30,2005
                                           Unaudited        Audited
                                       ----------------  -------------
Current Assets
  Cash                                         $137,946      $102,419
  Short-Term Investment                         100,000       100,000
   Accounts receivable, Trade (Net of           128,050       130,228
    allowance for doubtful accounts
    of $500 at October 31, 2005 and
    April 30, 2005)
  Inventories                                    49,447        66,263
  Prepaid expenses                               16,845        23,177
  Interest Receivable                               979           675
                                               --------      --------
Total Current Assets                            433,267       422,762
                                               --------      --------
Due from Affiliates                              23,769        22,912
                                               --------      --------

Equipment and Leasehold Improvements
  Equipment                                     162,338       161,508
  Leasehold improvements                         16,497        16,497
                                               --------      --------
                                                178,835       178,005
Less accumulated depreciation and
 Amortization                                  (155,863)     (149,325)
                                               --------      --------
    Total Equipment and
     Leasehold Improvements, Net                 22,972        28,680
                                               --------      --------
Other Assets
 Pending Patents                                 56,857        51,270
 Deposits                                         5,947         5,947
                                               --------      --------
    Total Other Assets                           62,804        57,217
                                               --------      --------
                                               $542,812      $531,571
                                               ========      ========

The accompanying notes are an integral part of the financial statements.

-----------------------------------------------------------------

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current Liabilities
  Accounts payable                        $ 11,007      $ 11,449
  Accrued compensation and payroll taxes    14,346        13,042
  Deferred rent                                440         1,320
  Accrued vacation                          23,131        21,777
                                          --------      --------
Total Current Liabilities                   48,924        47,588


Shareholders' Equity
  Common stock, No par value;              642,988       642,988
   20,000,000 Shares authorized;
   14,215,511 Shares issued
   at October 31, 2005 and April 31, 2005
  Accumulated deficit                     (149,100)     (159,005)
                                          --------      --------
Total Shareholders' Equity                 493,888       483,983
                                          --------      --------
                                          $542,812      $531,571
                                          ========      ========


The accompanying notes are an integral part of the financial statements.

                        Biosynergy, Inc.

                    Statements of Operations
----------------------------------------------------------------

                                     Three Months Ended      Six Months Ended
                                        October 31,            October 31,
                                     2005       2004         2005       2004
                                  ---------- ----------  ---------- ----------
Net Sales                            204,840    187,799     400,164   395,671

Cost of Sales                         63,087     64,512     126,860   127,723
                                     -------    -------     -------   -------
Gross Profit                         141,753    123,287     273,304   267,948
                                     -------    -------     -------   -------

Operating Expenses
  Marketing                           25,372     18,314      55,596    39,833
  General and administrative          70,323     78,052     171,532   174,460
  Research and development            18,893     29,460      39,007    55,703
                                     -------    -------     -------   -------
     Total Operating Expenses        114,588    125,826     266,135   269,996
                                     -------    -------     -------   -------
Income (Loss) from Operations         27,165     (2,539)      7,169    2,048)
                                     -------    -------     -------   -------
Other Income
  Interest Income                        958        451       1,692       451
  Other Income                           480        528       1,044     1,008
                                     -------    -------     -------   -------
      Total Other Income               1,438        979       2,736     1,459
                                     -------    -------     -------   -------
Net Income (Loss)	                    28,603     (1,560)      9,905      (589)

Net Income (Loss) Per Common Stock-
   Basic and Diluted                      -          -           -         -
                                     -------    -------     -------    -------

Weighted-Average Common Stock
   Outstanding-Basic and Dilute      14,215,511 14,215,511  14,215,511 14,215,511
                                     ---------- ----------  ---------- ----------

The accompanying notes are an integral part of the financial statements.

                        BIOSYNERGY, INC.

              STATEMENT OF SHAREHOLDERS' EQUITY

              SIX MONTHS ENDED OCTOBER 31, 2005

                          Unaudited


                   Common Stock
                   --------------------
                   Shares      Amount    Deficit    Total
                   ----------  --------  ---------- --------
Balance, May 1,
   2005            14,215,511  $642,988  $(159,005) $483,983

Net Income (Loss)           -         -      9,905     9,905
                   ----------  --------  ---------- --------

Balance, October
   31, 2005        14,215,511  $642,988  $(149,100) $493,888
                   ==========  ========  ========== ========


The accompanying notes are an integral part of the financial statements.

                      BIOSYNERGY, INC.

                  STATEMENTS OF CASH FLOWS


                                              Unaudited
                                     SIX MONTHS ENDED OCTOBER 31,
                                     ----------------------------
                                           2005         2004
                                        --------      ----------
Cash Flows from Operating Activities
  Net income (loss)                      $ 9,905      $   (589)
  Adjustments to reconcile net
   income (loss) to cash provided
   by (used in) operating activities
   Depreciation and amortization           6,538          5,710
  Changes in assets and liabilities
    Accounts receivable          	       2,178          8,551
    Inventories                           16,816            212
    Prepaid expenses                       6,332          2,462
    Deposits                                   -             68
    Accounts payable and accrued
      expenses                             1,336          2,619
                                        --------       --------
       Total Adjustments                  33,200         19,622
                                        --------       --------
Net Cash Provided By
  Operating Activities                    43,105         19,033
                                        --------       --------
Cash Flow from Investing Activities
   Advances to affiliated companies         (857)             -
   Patents pending                        (5,587)       (14,112)
   Equipment and leasehold improvements     (830)        (3,414)
   Interest Receivable                      (304)          (451)
                                        --------       --------
Net Cash Used in
  Investing Activities                    (7,578)       (17,977)
                                        --------       --------
Increase (Decrease) in Cash and Cash
  Equivalents                             35,527         (1,056)
                                        --------       --------
  Cash and Cash Equivalents
     Beginning Period                    102,419        254,477
                                        --------       --------
  Cash and Cash Equivalents
     Ending Period                      $137,946       $255,533
                                        ========       ========

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2005 Annual Report to Shareholders. The results of operations for the three and six months ended October 31, 2005 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 90% of the sales during the quarter ending October 31, 2005. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


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

Depreciation and Amortization
-----------------------------
Equipment and leasehold improvements are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements

Note 2 - Summary of Significant Accounting Policies (Continued)

are capitalized and amortized over 10 years or the term of the lease, if less; equipment is depreciated over 3 to 10 years.

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

Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of October 31, 2005, approximates their carrying value.

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

The components of deferred income taxes are as follows as of April 30, 2005 and 2004:

                                          2005        2004
                                      ----------   ----------
Deferred Tax Assets (Liabilities)
     Net operating loss carryforwards $    9,766   $    7,387
     Other                                 4,724        4,095

  Less: Valuation allowance              (14,490)     (11,482)
                                      -----------  -----------
     Net Deferred Tax Assets:         $        -   $       -
                                      ===========  ===========


The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                        Year Ended April 30,
                                     2005      2004      2003
                                   --------  --------  --------
U.S. federal statutory tax rate     (34.0)%   (34.0)%   (34.0)%
Utilization of net operating loss
   carryforwards                        -         -         -
Change in valuation allowance        34.0      34.0      34.0
                                     ------    ------    ------
Consolidated Effective Tax Rate         - %       - %       - %
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

Recent Accounting Pronouncements
--------------------------------
During December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company granted options to purchase common stock to its President. SFAS 123R is effective for the first fiscal year beginning after December 15, 2005, or in the Company's case May 1, 2006. The Company does not believe the adoption of SFAS 123R will have a material impact upon its financial position, results of operations and cash flows.



Note 3 - Inventories

Components of inventories are as follows:

                              April 30,    October 31,
                                 2005          2005
                              ---------    -----------
Raw materials                  $ 44,970    $  33,098
Work-in-process                   9,830       10,051
Finished goods                   11,463        6,298
                               --------    ---------
                               $ 66,263    $  49,447
                               ========    =========

Note 4 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares. Effective November 12, 2004, the Company further extended this option to November 12, 2006. The extended option remains subject to several contingencies, including, but not limited to, stockholder approval. On September 30, 2002, the extended option was exercised to the extend of 140,000 shares resulting in additional paid-in capital of $3,500. There were options outstanding for 2,591,000 shares as of October 31, 2005 and April 30, 2005.

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

                                               Six Months
                                             Ended October 31
                                           --------------------
                                               2005       2004
                                            --------    --------
Net income (loss), as reported		    $9,905     $ (589)
Stock-based compensation
    expense, net of related tax effects,
    using the fair market value method             -          -
Stock-based compensation
    expense included in reported
    net income, net of related tax
    effects under APB 25                           -          -
                                            --------     -------
         Pro forma net income (loss)          $9,905     $ (589)



Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2005 and October 31, 2005:

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


As of October 31, 2005 and April 30, 2005, $23,769 and $22,912,
respectively, was due from F.K. Suzuki International, Inc.
(FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of October 31, 2005, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company.


Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:


                                   Three Months Ending   Six Months Ending
                                       October 31,           October 31,
                                    2005          2004   2005         2004
                                   ---------- ---------- ---------- ----------
Numerator:
 Net income (loss) attributable to
  common shareholders                  28,603    (1,560)      9,905      (589)
Denominator:
 Weighted Average Outstanding
 Shares-Basic                      14,215,511 14,215,511 14,215,511 14,215,511

Earnings Per Share-Basic                 0.00       0.00       0.00       0.00
                                   ---------- ---------- ---------- ----------

Effect of dilutive common
 equivalent shares - weighted
 average stock options outstanding       0.00       0.00       0.00       0.00

Weighted Average Outstanding
 Shares Diluted                    14,215,511 14,215,511 14,215,511 14,215,511

Earnings Per Share-Diluted               0.00       0.00       0.00       0.00


                                   ---------- ---------- ---------- ----------


Note 7 - Major Customers

Shipments to one customer amounted to approximately 37.25% of sales during the first six months of Fiscal 2006. As of October 31, 2005, there were outstanding accounts receivable from this customer of approximately $72,590. Shipments to another customer amounted to approximately 8.47% of sales during the first six months of Fiscal 2006. As of October 31, 2005, there were outstanding accounts receivable from this customer of approximately $10,403.

Item 2.  Management's Discussion of Financial Condition and
         Results of Operations
         --------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending October 31, 2005 ("2nd Quarter"), the net sales increased 9.08%, or $17,041, and increased 1.14%, or $4,493, during the six month period ending October 31, 2005, as compared to net sales for the comparative period ending in 2004. This increase in sales is primarily the result of an increase in sales of HemoTempR II. As of October 31, 2005, the Company had no back orders.

In addition to the above, during the 2nd Quarter the Company had $1,438 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party.

Costs and Expenses
------------------

                              General
                              -------

The operating expenses of the Company during the 2nd Quarter decreased overall by 8.93%, or $11,238, as compared to the 2nd quarter in 2004, and decreased by 1.43%, or $3,861, for the six month period ending October 31, 2005, primarily due to a decrease in accounting fees and health insurance premiums, and an employee reduction.

                           Cost of Sales
                           -------------

The cost of sales during the 2nd Quarter decreased by $1,425 and decreased by $863 during the six month period ending October 31, 2005 as compared to these expenses during the same periods ending in 2004. As a percentage of sales, the cost of sales were 30.80% during the 2nd Quarter and 34.36% for the comparative quarter ending in 2004, and 31.71% during the six month period ending October 31, 2005 compared to 32.28% in 2004. The decrease in cost of sales for the six month period ending October 31, 2005, primarily related to a decrease in part time labor expenses and health insurance premiums. Subject to unanticipated increases in raw materials or extraordinary expenses, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

                 Research and Development Expenses
                 ---------------------------------

Research and Development costs decreased $10,567, or 35.87%, during the 2nd Quarter as compared to the same quarter in 2004. These costs decreased by $16,696, or 29.98%, during the six month period ending October 31, 2005 as compared to the same period in 2004. This decrease is due to an employee reduction and lower lab supply expenses. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of the bacteria retardant agents.

                        Marketing Expenses
                        ------------------

Marketing expenses for the 2nd Quarter increased by $7,058, or 38.54%, as compared to the quarter ending October 31, 2004.
These costs increased by $15,763, or 39.58%, during the six month period ending October 31, 2005 as compared to the same period in 2004. There was an increase in salaries, new artwork expenses and product information reprint costs during the six month period ending October 31, 2005.

              General and Administrative Expenses
              -----------------------------------

General and administrative costs decreased by $7,729, or 9.91%, as compared to the 2nd quarter and decreased by $2,928, or 1.68% during the six month period ending October 31, 2005, as compared to the same periods in 2004. These decreases were primarily the result of lower accounting fees and health insurance premiums.

Net Income/Loss
---------------
The Company realized a net income of $28,603 during the 2nd Quarter as compared to a net loss of $1,560 for the comparative quarter of the prior year. The Company also realized a net income of $9,905 for the six month period ending October 31, 2005 as compared to a net loss of $589 during the same period in 2004.
 The net income is primarily a result of an increase in revenues and a decrease in health insurance premiums, employee expenses and accounting fees discussed above.

As of April 30, 2005, the Company had net operating loss carryovers aggregating approximately $65,000. See "Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position. The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 2 to the Financial Statements for the six month period ending October 31, 2005. See "Financial Statements."

Assets/Liabilities
------------------

                          General
                          -------

Since April 30, 2005, the Company's assets have increased by $11,241 and liabilities have increased by $1,336. The increase in assets, primarily cash, and decrease in liabilities, primarily accrued expenses, is due to normal fluctuations, and is not indicative of any material change in the financial condition of the Company.

                 Related Party Transactions
                 --------------------------

The Company was owed $23,769 and $22,912 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2005 and $22,912 April 30, 2005, respectively. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

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

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 8.86 to 1, has decreased compared to 8.88 to 1 at April 30, 2005. This decrease in ratio of current asset to current liabilities does not represent a material change in the financial condition or operations of the Company, although it is reflective of an increase of $1,336 in current liabilities. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must continue to be profitable.

Liquidity and Capital Resources
-------------------------------
During the six month period ending October 31, 2005, the Company experienced an increase in working capital of $9,169. This is primarily due to the Company's net income sustained during the six month period ending October 31, 2005 and the reduction of labor, insurance and accounting expenses.

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

The cash provided by operating activities was $43,105 during the six month period ending October 31, 2005. An aggregate of $7,578 was used for equipment purchases, patent expenses and advances to affiliated companies during this same period. Except for its operating working capital limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of October 31, 2005, the Company had $433,267 of current assets available. Of this amount, $16,845 was prepaid expenses, $49,447 was inventory, $128,050 was net trade receivables, $137,946 was cash, and $100,000 was short-term investments. The Company's cash flow from operations are considered adequate to fund the short-term capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future.
 Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs.

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


Use of Estimates - preparation of financial statements and conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The financial condition of the Company and results of operations may differ from the estimates and assumptions made by management in preparation of the Financial Statements accompanying this report.


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
            -----------------------

(a)	The management of the Company has prepared and is
responsible for the integrity of the information presented in this Quarterly Report for the period ending October 31, 2005, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principles and include, where necessary, informed estimates and judgments by management.

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

  (18) Letter regarding change in accounting principles - none.

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

Biosynergy, Inc.


Date December 14, 2005  /s/ Fred K. Suzuki /s/
                        ---------------------------------------
                        Fred K. Suzuki
                        Chief Executive Officer, Chairman of the
                        Board, President and Treasurer


Date December 14, 2005 	/s/ Laurence C. Mead /s/
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

Dated: December 14, 2005

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

Dated: December 14, 2005

/s/ Laurence C. Mead /s/
-----------------------------------------
Laurence C. Mead
Vice President/Manufacturing and
Development, and Chief Accounting Officer

                       EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending October 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2005, and for the period then ended.

Biosynergy, Inc.

		/s/ Fred K. Suzuki /s/
          --------------------------------------
		Fred K. Suzuki
		Chairman of the Board, Chief Executive
		Officer, President and Treasurer

Dated:  December 14, 2005

                     EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending October 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2005, and for the period then ended.

Biosynergy, Inc.

		/s/ Laurence C. Mead /s/
          --------------------------------------------
		Laurence C. Mead
		Vice President/Manufacturing and Development
		And Chief Accounting Officer

Dated: December 14, 2005