Form 10QSB
period 2006-01-31
BIOSYNERGY INC
filed 2006-03-17
CIK 715812

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        January 31, 2006


__   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

For the transition period from __________ to ___________

Commission file number 	             0 -12459
                                   ---------------

                      Biosynergy, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

        Illinois                                  36-2880990
-----------------------------------------------------------------
(State or other jurisdiction        (IRS Employer Identification No.)
of incorporation or organization)

   1940 East Devon Avenue, Elk Grove Village, Illinois  60007
-----------------------------------------------------------------
           (Address of principal executive offices)

                        847-956-0471
-----------------------------------------------------------------
                (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No ___
                                                -----
	APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
14,215,511

Transitional Small Business Disclosure Format (Check one):
Yes ___   No X
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

                        Balance Sheets
-----------------------------------------------------------------------

                           ASSETS

                                              January 31, 2006  April 30,2005
                                                  Unaudited         Audited
                                              ----------------  --------------
Current Assets
  Cash and Cash Equivalents                          $128,567        $102,419
  Short-term investments                              100,000         100,000
  Accounts receivable, Trade (Net of                  113,103         130,228
    allowance for doubtful accounts of $500
    at January 31, 2006 and April 30, 2005)
  Inventories                                          53,674          66,263
  Prepaid expenses                                     30,053          23,177
  Interest receivable                                      75             675
                                                    ---------      ----------
     Total Current Assets                             425,472         422,762
                                                    ---------      ----------
Due from Affiliates  	                               24,036          22,912
                                                    ---------      ----------

Equipment and Leasehold Improvements
  Equipment                                           172,095         161,508
  Leasehold improvements                               16,497          16,497
                                                    ---------      ----------
                                                      188,592         178,005

   Less accumulated depreciation
     and amortization                                (159,650)       (149,325)
                                                    ---------      ----------
     Total Equipment and Leasehold
       Improvements, Net                               28,942          28,680
                                                    ---------      ----------
Other Assets
  Pending Patents                                      56,857          51,270
  Deposits                                              5,947           5,947
     Total Other Assets                                62,804          57,217
                                                    ---------       ---------
                                                     $541,254        $531,571

The accompanying notes are an integral part of the financial statements.

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current Liabilities
  Accounts payable                                    $18,877         $11,449
  Accrued compensation and payroll taxes                9,130          13,042
  Deferred rent                                            -            1,320
  Accrued vacation                                     24,242          21,777
                                                    ---------       ---------
    Total Current Liabilities                          52,249          47,588

Shareholders' Equity
  Common stock, No par value; 20,000,000
   authorized shares issued: 14,215,511
   Shares at January 31, 2006 and at April 30, 2005   642,988         642,988
  Accumulated deficit                                (153,983)       (159,005)
                                                    ---------       ---------
Total Shareholders' Equity                            489,005         483,983
                                                    ---------       ---------
                                                     $541,254        $531,571
                                                    =========       =========

The accompanying notes are an integral part of the financial statements.

                             Biosynergy, Inc.

                        Statements of Operations

                                   Three Months Ended        Nine Months Ended
                                       January 31,               January 31,
                                    2006        2005         2006        2005
                                ----------  ----------   ----------  ----------
Net Sales                         $203,031    $180,588     $603,194    $576,259
Cost of Sales                       75,537      66,348      202,396     194,071
                                  --------    --------     --------    --------
Gross Profit                       127,494     114,240      400,798     382,188
                                  --------    --------     --------    --------
Operating Expenses
    Marketing                       26,962      27,829       82,558      67,662
    General and administrative      83,122      78,904      254,654     253,364
    Research and development        23,744      32,372       62,751      88,075
                                  --------    --------     --------    --------
Total Operating Expenses           133,828     139,105      399,963     409,101
                                  --------    --------     --------    --------
Net Income (Loss)
from Operations                     (6,334)    (24,865)         835     (26,913)
                                  --------    --------     --------    --------
Other Income
    Interest Income                    971         449        2,663         900
    Other Income                       480         480        1,524       1,488
                                  --------    --------    ---------    --------
Total Other Income                   1,451         929        4,187       2,388
                                  --------    --------    ---------    --------
Net Income (Loss)                 $ (4,883)   $(23,936)    $  5,022    $(24,525)

Net Loss Per Common Stock-
  Basic and Diluted                      -           -            -           -
                                ----------   ----------  ----------  ----------
Weighted-Average Common Stock
   Outstanding-Basic            14,215,511   14,215,511  14,215,511  14,215,511
                                ----------   ----------  ----------  ----------
Weighted-Average Common Stock
   Outstanding-Diluted          14,215,511   14,215,511  14,215,511  14,215,511
                                ----------   ----------  ----------  ----------

The accompanying notes are an integral part of the financial statements.

                              BIOSYNERGY, INC.

                     STATEMENT OF SHAREHOLDERS' EQUITY

                    NINE MONTHS ENDED JANUARY 31, 2006

                                Unaudited


                                Common Stock
                            --------------------
                              Shares     Amount     Deficit     Total
                            ----------  --------   ---------  --------
Balance, May 1, 2005        14,215,511  $642,988   $(159,005) $483,983

Net Income (Loss)                    -         -       5,022     5,022
                            ----------  --------   ---------  --------
Balance, January 31, 2006   14,215,511  $642,988   $(153,983) $489,005
                            ==========  ========   =========  ========






The accompanying notes are an integral part of the financial statements.



                         BIOSYNERGY, INC.

                    STATEMENTS OF CASH FLOWS

                                                            Unaudited

                                                   NINE MONTHS ENDED JANUARY 31,
                                                         2006         2005
                                                     ---------      --------
Cash Flows from Operating Activities
  Net Income (Loss)                                  $  5,022       $(24,525)
  Adjustments to reconcile net Income
   (loss) to cash provided by (used in)
   operating activities
     Depreciation and amortization                     10,325          8,618
     Changes in assets and liabilities
        Accounts receivable                            17,125          5,705
        Inventories                                    12,589          3,901
        Prepaid expenses                               (6,876)       (11,382)
        Deposits                                            -             68
        Accounts payable and accrued expenses           4,661           (448)
                                                     --------       --------
          Total Adjustments                            37,824          6,462

          Net Cash Provided by (Used in)
           Operating Activities                        42,846        (18,063)
                                                     --------       --------
Cash Flow from Investing Activities
   Advances to affiliated companies                    (1,124)          (267)
   Patents pending                                     (5,587)        16,095
   Equipment and leasehold improvements               (10,587)        (4,014)
   Interest receivable                                    600              -

          Net Cash Used in Investing Activities       (16,698)       (20,376)


Increase (Decrease) in Cash and Cash Equivalents       26,148        (38,439)

Cash and Cash Equivalents, Beginning Period           102,419        254,477
Cash and Cash Equivalents, End of Period             $128,567       $216,038
                                                     ========       ========


The accompanying notes are an integral part of the financial statements.


Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2005 Annual Report to Shareholders. The results of operations for the three and nine months ended January 31, 2006 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 89% of the sales during the quarter ending January 31, 2006. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Stock Options
-------------
In December 2002, the Financial Accounting Standards Board (FASB) issued, and the Company adopted, SFAS No. 148, "Accounting for Stock-Based Compensation - Transitions and Disclosure - an Amendment of FASB Statement NO. 123." SFAS No. 148 amends the disclosures requirements of the Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation" to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has elected to follow the "disclosure-only" alternative prescribed by SFAS No. 123.
See also "Recent Accounting Pronouncements."

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

Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of January 31, 2006, approximates their carrying value.

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

The components of deferred income taxes are as follows as of April 30, 2005 and 2004:

                                           2005     2004
                                        --------  ---------
Deferred Tax Assets (Liabilities)
     Net operating loss carryforwards   $  9,766  $  7,387
     Other                                 4,724     4,095

  Less: Valuation allowance              (14,490)  (11,482)
                                        --------  --------
     Net Deferred Tax Assets:           $      -  $      -
                                        ========  ========


Note 2 - Summary of Significant Accounting Policies (Continued)

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                            Year Ended April 30,
                                     --------------------------------
                                       2005        2004        2003
                                     ---------  ----------  ---------
U.S. federal statutory tax rate        (34.0)%     (34.0)%    (34.0)%
Utilization of net operating loss
   carryforwards                           -           -          -
Change in valuation allowance           34.0        34.0       34.0
                                     ---------  ----------  ---------
Consolidated Effective Tax Rate            - %         - %        - %
                                     =========  ==========  =========


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

Recent Accounting Pronouncements
--------------------------------
In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that a company is required to recognize a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligations, as used in Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for companies no later than the end of their first fiscal year ending after December 15, 2005. The Company is currently evaluating the impact this new interpretation will have upon adoption.

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

Note 3 - Inventories
--------------------
Components of inventories are as follows:


                       April 30,  January 31,
                         2005        2006
                       ---------  ----------
Raw materials 	     $ 44,970    $ 36,315
Work-in-process           9,830       9,479
Finished goods           11,463       7,880
                       --------    --------
                       $ 66,263    $ 53,674


Note 4 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares. Effective November 12, 2004, the Company further extended this option to November 12, 2006. The extended option remains subject to several contingencies, including, but not limited to, stockholder approval. On September 30, 2002, the extended option was exercised to the extend of 140,000 shares resulting in additional paid-in capital of $3,500. There were options outstanding for 2,591,000 shares as of January 31, 2006 and April 30, 2005.

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

                                             Nine Months Ended January 31
                                         -------------------------------------
                                               2005               2006
                                         ----------------    -----------------
Net income (loss), as reported		   $(24,525)            $ 5,022
Stock-based compensation
    expense, net of related tax effects,
    using the fair market value method              -                   -
Stock-based compensation
    expense included in reported
    net income, net of related tax
    effects under APB 25                            -                   -
                                             ---------            --------
         Pro forma net income (loss)         $(24,525)            $ 5,022



Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2005 and January 31, 2006:

                                            Stock of Affiliates
                                    ---------------------------------------
                                                 F.K. Suzuki
                                    Biosynergy,  International, Medlab,
                                    Inc.         Inc.           Inc.
                                    -----------  -------------- ------------
F.K. Suzuki International, Inc.	   31.6%          -   %       100.0%
Fred K. Suzuki, Officer                 1.4           35.6           -
Lauane C. Addis, Officer                 .1           32.7           -
James F. Schembri, Director            12.6           -              -
Mary K. Friske, Officer                  .3             .2           -
Laurence C. Mead, Officer                .4            4.0           -
Beverly K. Suzuki, Officer               .7           -              -


As of January 31, 2006 and April 30, 2005, $24,036 and $22,912,
respectively, was due from F.K. Suzuki International, Inc.
(FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. As of January 31, 2006, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company.

Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                  		       Three Months Ending      Nine Months Ending
                                                      January 31,             January 31,
                                                  2006         2005        2006         2005
                                               -----------  -----------  ----------  -----------
Numerator:
    Net income (loss) attributable to
     common shareholders                 	          (4,883)     (23,936)      5,022     (24,525)
Denominator:
    Weighted Average Outstanding
    Shares-Basic                                14,215,511   14,215,511  14,215,511  14,215,511

Earnings Per Share-Basic                              0.00         0.00        0.00        0.00
                                                ----------   ----------  ----------  ----------
Effect of dilutive common equivalent
shares - weighted average stock
options outstanding                                   0.00         0.00        0.00        0.00

Weighted Average Outstanding
 Shares Diluted                                 14,215,511   14,215,511  14,215,511  14,215,511

Earnings Per Share-Diluted                            0.00         0.00        0.00        0.00
                                                ----------   ----------  ----------  ----------

Note 7 - Major Customers

Shipments to one customer amounted to 37.37% of sales during the first nine months of Fiscal 2006. As of January 31, 2006, there were outstanding accounts receivable from this customer of $70,241. Shipments to another customer amounted to 9.22% of sales during the first nine months of Fiscal 2006. As of January 31, 2006, there were outstanding accounts receivable from this customer of approximately $6,267.



Item 2.  Management's Discussion of Financial Condition and
Results of Operations

Net Sales/Revenues
------------------
For the three month period ending January 31, 2006 ("3rd Quarter"), the net sales increased 12.43%, or $22,443 and increased 4.68%, or $26,935, during the nine month period ending January 31, 2006, as compared to net sales for the comparative periods ending in 2005. This increase in sales is primarily the result of an increase in sales of HemoTempR II and the HemoTempR II Activator. Also, there was a price increase of about 12.5% on HemoTempR II that started in January 2006. This accounted for a 2.77%, or $5,630, increase for the three month period ending January 31, 2006. As of January 31, 2006, the Company had $18,220 in back orders.

In addition to the above, during the 3rd Quarter the Company had $480 of other miscellaneous revenues.

Costs and Expenses
------------------
                          General
	                    -------
The operating expenses of the Company during the 3rd Quarter decreased overall by 3.8%, or $5,277, as compared to the 3rd quarter in 2005, and decreased by 2.24%, or $9,138 for the nine month period ending January 31, 2006, primarily due to a decrease in insurance and salaries, sales commissions and various research and development expenses.

                       Cost of Sales
                       -------------
The cost of sales during the 3rd Quarter increased by $9,189 and increased by $8,325 during the nine month period ending January 31, 2006 as compared to these expenses during the same periods ending in 2005. Increases are generally due to an increase in net sales. As a percentage of sales, the cost of sales were 37.21% during the 3rd Quarter and 36.74% for the comparative quarter ending in 2005, and 33.56% during the nine month period ending January 31, 2006 compared to 33.68% in 2005. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

              Research and Development Expenses
              ---------------------------------
Research and Development costs decreased $8,628, or 26.66% during the 3rd Quarter, as compared to the same quarter in 2005. These costs decreased by $25,324, or 28.76% during the nine month period ending January 31, 2006 as compared to the same period in 2005. This decrease is due to the reduction of an employee and the allocation of cost for one employee to other departments.
The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of the bacteria retardant agents.

                     Marketing Expenses
                     ------------------
Marketing expenses for the 3rd Quarter decreased by $867, or 3.12%, as compared to the quarter ending January 31, 2005. These costs increased by $14,896, or 22.02% during the nine month period ending January 31, 2006 as compared to the same period in 2005. This increase is due to the addition of a full-time employee and an overall increase in use of marketing materials and samples during the nine month period ending January 31, 2006 offset by an decrease in commissions.

            General and Administrative Expenses
            ------------------------------------
General and administrative costs increased by $4,218, or 5.35%, as compared to the 3rd quarter ending January 31, 2005 and increased by $1,290, or .51% during the nine month period ending January 31, 2006, as compared to the same periods in 2005. This increase was primarily the result of an increase in salaries allocated from other departments, accounting services, and legal expenses offset by reduced general insurance and medical insurance premiums compared to the 3rd quarter and nine-month period ending January 31, 2005.


Net Income/Loss
---------------
The Company realized a net loss of $4,883 during the 3rd Quarter as compared to a net loss of $23,936 for the comparative quarter of the prior year. The Company also realized a net income of $5,022 for the nine month period ending January 31, 2006 as compared to a net loss of $24,525 during the same period in 2005.
 The reduction in net loss is a result of increased sales and reduction of certain expenses, which was offset by increases in various expenses discussed above.

As of April 30, 2005, the Company had net operating loss carryovers aggregating approximately $65,000. See "Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position. The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 2 to the Financial Statements for the nine month period ending January 31, 2006. See "Financial Statements".

Assets/Liabilities
------------------
                          General
                          -------
Since April 30, 2005 the Company's assets have increased by $9,683 and liabilities have increased by $4,661. The increase in assets, primarily cash and equipment, is a result of increased cash flow from increased sales.

                    Lease Commitments
                    -----------------
Effective February 1, 2006, the Company entered into a five-year extension of the lease agreement for its current facilities at 1940 East Devon, Elk Grove Village, Illinois. The lease extension expires on January 31, 2011. The base rent under the extended lease escalates over the life of the lease. The initial rent, commencing February 1, 2006, is $66,000 per year. The rent for the second, third, fourth and fifth years is $67,980, $70,019.40, $72,120, and $74,283.60, respectively.

                Related Party Transactions
                --------------------------
The Company was owed $24,036 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2006. FKSI owed $22,912 at April 30, 2005. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses. See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, the Company has reduced the amount of advances and common expenses charged to FKSI until FKSI is in a position to reimburse the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus such receivable has been classified as a non-current asset.

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

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 8.14 to 1, has decreased compared to 8.88 to 1 at April 30, 2005. This decrease in ratio of current asset to current liabilities is a result of recent net losses realized by the Company. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources
-------------------------------
During the nine month period ending January 31, 2006, the Company experienced a decrease in working capital of $1,951. This is primarily due to the Company's use of cash for equipment purchases and patent expenses.

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

Cash provided by operating activities was $42,846 during the nine month period ending January 31, 2006. An aggregate of $16,698 was used for equipment purchases, patent expenses and advances to affiliated companies during this same period. Except for operating capital and limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of January 31, 2006, the Company had $425,472 of current assets available. Of this amount, $30,053 was prepaid expenses, $53,674 was inventory, $113,103 was net trade receivables, $100,000 was invested in short-term certificates of deposit and $128,657 was cash. The Company's cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

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
            -----------------------

(a)	The management of the Company has prepared and is
responsible for the integrity of the information presented in this Quarterly Report for the period ending January 31, 2006, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

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

(d)	The Company has an Audit Committee that meets periodically
with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is the opinion of the Audit Committee that such controls, policies and procedures are effective to ensure that material regarding the Company is presented accurately in this Quarterly Report.

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

----------------------------------------
(i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.
(ii)  Incorporated by reference to the Company's Annual
      Report on Form 10K for fiscal year ending April 30, 2002 filed with the Securities and Exchange Commission.
(iii) Incorporated by reference to the Company's Quarterly
      Report on Form 10-QSB for the quarter and six-month period ending October 31, 2004 filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date March 16, 2006	      /s/ Fred K. Suzuki /s/
                              --------------------------------------
                              Fred K. Suzuki
                              Chief Executive
                              Officer, Chairman of the Board,
                              President and Treasurer


Date March 16, 2006     	/s/ Laurence C. Mead /s/
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

Dated: March 16, 2006

/s/ Fred K. Suzuki /s/
---------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer

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

Evaluated the effectiveness of the small business issuer=s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

Disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: March 16, 2006

/s/ Laurence C. Mead /s/
---------------------------------------
Laurence C. Mead
Vice President/Manufacturing and
Development, and Chief Accounting Officer

                  EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending January 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of
Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2006, and for the period then ended.

Biosynergy, Inc.

		/s/ Fred K. Suzuki /s/
            -----------------------------------------
            Fred K. Suzuki
            Chairman of the Board, Chief Executive
            Officer, President and Treasurer

Dated:  March 16, 2006

                   EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending January 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of
Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2006, and for the period then ended.

Biosynergy, Inc.

            /s/ Laurence C. Mead /s/
            ----------------------------------------
            Laurence C. Mead
            Vice President/Manufacturing and Development
            And Chief Accounting Officer

Dated: March 16, 2006