Form 10KSB
period 2006-04-30
BIOSYNERGY INC
filed 2006-08-02
CIK 715812

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended 4/30/06
                             ---------
    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

[ ] FOR THE TRANSITION PERIOD FROM           TO
                                   ----------  -----------

Commission file number         0-12459
                             ----------

                             Biosynergy, Inc.
-----------------------------------------------------------------------
(Name of small business issuer in its charter)

       Illinois                                   36-2880990
-------------------------------   -------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

1940 East Devon Avenue, Elk Grove Village, Illinois            60007
-----------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (847) 956-0471

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

State issuer's revenue for its most recent fiscal year: $   817,067 .
                                                        ------------

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2006 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2006 was 14,215,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 15.


Transitional Small Business Disclosure Format (check one): yes [   ]  no [X]



                                  Part I
                                  -------

Item 1. Description of Business.
        ------------------------

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

Although the Company did not enter into any agreements materially affecting its operations during Fiscal 2006, the Company experienced an increase in sales of $52,700. The Company's sales of $817,067 were the highest since Fiscal 1981. The Company realized a profit of $29,084 for the fiscal year ending April 30, 2006 compared to a loss of $28,815 for Fiscal 2005 and a loss of $22,897 for Fiscal 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company did not introduce any new products in Fiscal 2006. The Company, however, continued its development and review of the proposed products described in "Thermographic and Thermometric Devices and Accessories" below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2006. The Company did not make any material sales to customers in the industrial markets. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company generated revenues from sales of the medical and laboratory products listed below in the medical and laboratory industry segment during the fiscal year ended April 30, 2006, 2005 and 2004. For a description of these products, see "Narrative Description of Business."

Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 2006, 2005 and 2004.

                                             Fiscal Year Ending
                                                April30, 2006
                                             ------------------

Medical and Laboratory                Sales of        Percentage of
Products                              Products         Total Sales
----------------------------         --------------   -------------

HemoTempR II BMD                      $733,566.00         89.7%
HemoTempR II Activator                  25,290.00          3.1%
TempTrendR TI                           20,842.00          2.5%
HemoTempR BMD                           19,822.00          2.4%
Hemo-CoolTM Jr II                        9,075.50          1.1%
LabTempR 40 ST                           4,927.00           .6%
LabTempR 20 ST                           1,441.00           .2%
StaFreezR FTI                              976.00           .1%
TempTrendR II TTD                          776.00           .1%
LabTempR60 ST                              290.00           .1%
Hemo-CoolTM JR + Accessories                62.50           .1%
                                     --------------      -------
                                      $817,067.50<F2>     100.0%


                                              Fiscal Year Ending
                                                April 30, 2005
                                             --------------------

Medical and Laboratory                  Sales of        Percentage of
Products                                Products         Total Sales
----------------------------        ---------------    ---------------

HemoTempR II BMD                      $681,265.00         89.1%
TempTrendR TI                           32,142.00          4.2%
HemoTempR BMD                           19,252.00          2.5%
HemoTempR II Activator                  16,845.00          2.2%
Hemo-CoolTM JR II +                      7,079.50           .9%
Accessories
TempTrendR II TTD                        3,308.00           .5%
LabTempR 40 ST                           2,462.75           .3%
LabTempR 20 ST                           1,146.00           .2%
StaFreezR FTI                              867.00           .1%
                                     ---------------     ------
                                      $764,367.25<F2>    100.0%


                                                Fiscal Year Ending
                                                  April 30, 2004
                                               --------------------

Medical and Laboratory                  Sales of        Percentage of
Products                                Products         Total Sales
----------------------------         --------------    -----------------

HemoTempR II BMD                      $652,705.00         87.9%
TempTrendR TI                           40,685.00          5.5%
HemoTempR BMD                           14,566.00          1.9%
Hemo-CoolTM JR II                       13,799.00          1.8%
HemoTempR II Activator                   8,634.00          1.2%
TempTrendR II TTD                        5,081.00           .7%
LabTempR 40 ST                           2,669.00           .4%
Hemo-CoolTM JR + Accessories             1,844.00           .2%
StaFreezR FTI                            1,441.00           .2%
LabTempR 20 ST                             790.00           .1%
Miscellaneous <F1>                         125.00           .1%
                                     ---------------     ------
                                      $742,339.00<F2>    100.0%


----------------------------------

<F1> Includes sales of Liquid Crystal Sheets, Digital Thermometers, and special order thermometric and thermographic consumer and laboratory products.
<F2> Includes discounts and returns.


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

THERMOGRAPHIC AND THERMOMETRIC DEVIDES AND OTHER PRODUCTS.    During the
fiscal year ending April 30, 2006 the Company manufactured and marketed various medical, laboratory, and consumer thermometric and thermographic devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

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

9. ThermalizerTM Liquid Conductive Cooling/Heating Device is a small, disposable product for providing continuous heating or cooling of medical fluids which are administered to patients, particularly for patients undergoing intravenous fluid administration during surgery or post-operative recovery. The device does not use electricity for heating or cooling the medical fluids. The heating or cooling is accomplished by conduction, which is a process for transporting energy in a medium from one location to another without the involvement of any visible movement.

10. The Company also has the capability of manufacturing on an as needed basis, specialty products include devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the trade name FoodGardeTM Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company is not currently selling any such specialty products.

PRODUCTS UNDER DEVELOPMENT. The Company is also developing these other products.

1. The Company is developing certain compounds intended for use as bacteria growth retardant agents for use in food and other products. Although these antibacterial compounds are subject to Food and Drug Administration regulation, they are historically designated as Generally Recognized As Safe
(GRAS). Since there are several unknown factors regarding efficacy, supply and regulatory requirements, the outcome of this project cannot be predicted with any certainty at this time.

2. The Company is also investigating production methods for the bacteria growth retardant compound described in Paragraph 1 above. In this regard, the Company has developed certain proprietary technology related to the processing of these compounds. The Company has filed for one patent related to the processing and manufacture of bacteria growth compounds for use in food and other products and one patent related to the use of such compounds (see "Patents and Trademarks").

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

The Company has thirty years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

The Company has historically relied on its own sales and distribution efforts, rather than the use of the traditional product distributors, for a large portion of its sales. Nevertheless, the Company's primary distributor in the United States medical market, Fisher Scientific Company ("Fisher"), and the Company's other product distributors have increased their sales of the Company's products throughout the United States over the past few years.
 During Fiscal 2006, Fisher accounted for 38.91% of the Company's sales.

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

SOURCEA DNA AVAILABILITY OF RAW MATERIALS. In general, the Company believes its sources and availability of raw materials and finished products to be satisfactory. Presently, there are a limited number of domestic manufacturers of liquid crystal chemicals. Although it is expected that these domestic manufacturers will continue to supply the raw liquid crystals needed for the production of the Company's products, which cannot be assured, if industrial quantities of raw liquid crystals are unavailable from domestic sources, the Company will need to import these materials from foreign suppliers, or, as an alternative, manufacture such materials itself.
 Other materials and products are currently available from a variety of suppliers.

PATENTS AND TRADEMARKS. The Company was previously granted or assigned five United States and four foreign patents relating to liquid crystal technology. All of these patents have expired. Although these patents are no longer in effect, management does not believe this will have an adverse material impact on the Company's operations, revenues or properties.

The Company has filed three patents which are pending related to its products and products under development. One patent, "Liquid Conductive Cooling/Heating Device and Method of Use", application number 10/298,800, relating to the Company's thermolyzer, was filed on November 18, 2002. On March 15, 2006, the U.S. Patent and Trademark Office rejected substantially all the claims contained in this Patent Application. The Company intends to appeal this action. Management of the Company expects such appeal will be successful. However, there can be no assurance the Company will ultimately be successful in procurring an approval of this Patent Application.

Another patent entitled "Method of Producing Eggshell Powder," was filed on May 20, 2005 replacing provisional patent application number 60/474,175 filed May 29, 2003 and provisional patent number 60/575,336 filed May 27, 2004. The other patent, "Eggshell Antimicrobial Agent and Method of Use", was filed April 18, 2005 replacing provisional patent application number 60/638,548 filed December 22, 2004. The subject of this patent is the Company's bacteria growth retardant under development. These patent applications are pending review by the U.S. Patent and Trademark office. See "Products Under Development." The Company will also seek to obtain patents on other products currently being developed, as appropriate.

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

As of April 30, 2006, the Company had $449,119 of current assets available. Of this amount, $61,341 was inventory, $132,973 was net trade receivables, and $231,261 represented cash and short-term cash investments.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2007 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, the receivables of the Company are impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MAJOR CUSTOMERS. Fisher, the Company's primary independent product distributor, was directly responsible for 38.91% of the Company's net sales during the fiscal year ending April 30, 2006. No other customer or distributor accounted for 10% or more of the Company's net sales during the past fiscal year. At April 30, 2006, Fisher owed the Company $86,815. Management believes the loss of this distributor would materially reduce the revenues of the Company until the Company could retain the services of another major product distributor or the end users serviced by Fisher begin ordering directly from the Company.

BACKLOGS. The Company had $37,450 in backorders at April 30, 2006 compared to $5,926 at April 30, 2005.

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


In the area of laboratory temperature monitoring, one known competitor, Omega Engineering, Inc., supplies RLC reversible and TL irreversible temperature indicators. In the area of a food or drink safety indicator, there is no competition known to the Company that utilizes liquid crystal technology. The Company believes that the frozen food industry presently uses primarily physical and organoleptic evaluation (e.g. evaluation of softness, texture, aroma, taste, and the like), as well as mercury thermometers and temperature sensitive inks to monitor freshness. Labels containing wax encapsulated dyes with specific low melting points and capillary action products are produced by companies such as 3M under the trade name MonitorMarkTM, Technical Industrial Products ("TIP") under the trade name ThermaxR, and Medical Indicators, Inc. under the trade name NexTempR, and IntroTech under the trade names WarmMarkR and ColdMarkR, among others.

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

The Company's TempTrendR II competes in the medical market against Tempa-Dot
(3M), CliniTempR and FeverScanR (Hallcrest, Inc.), and TraxItR (Medical Indicators, Inc.), and FeverScan (Robinson Healthcare), with others. Tempa-Dot is a wax impregnated strip of paper inserted into the mouth to monitor core temperature. Although it is reported to cost less than TempTrendR II thermometers, it has the disadvantage of just a single reading, invasive methodology, and it cannot be used to monitor temperature trends. The Company's TempTrendR competes in the drug testing market, specifically for urine samples, with TIP's ThermaxR and others.

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

RESEARCH AND DEVELOPMENT. During Fiscal 2006, 2005 and 2004, the Company spent $82,576, $110,600 and $110,118, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company had export sales of $25,755 during the last fiscal year, and export sales of $17,664 and $10,050 during the fiscal years ending in 2005 and 2004, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

ENVIORNMENTAL PROTECTION EXPENDITURES. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2007.

EMPLOYEES. The Company presently has five full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), three Vice Presidents and a secretary/receptionist. The Company also has two part-time employees in the production department.



Item 2. Description of Property.
        ------------------------

The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party. The lease for these facilities expires on January 31, 2011.

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



Item 3. Legal Proceedings
        ------------------

There is no material litigation threatened or pending against the Company or any of its properties.



Item 4. Submission of Matters to a Vote of Security Holders.
        -----------------------------------------------------

None.




                              PART II
                              -------

Item 5. Market for Common Equity and Related Shareholder Matters.
        ---------------------------------------------------------

MARKET INFORMATION. Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock.

HOLDERS. As of April 30, 2006, there were approximately 857 shareholders of record of the Company's common stock.

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


Plan Category                                  Number of        Weighed average    Number of shares
                                               shares to be     exercise price of  remaining
                                               issued upon      outstanding        available for
                                               exercise of      options, warrants  future issuance
                                               outstanding      and rights
                                               options,
                                               warrants and
                                               rights

                                               (a)              (b)                (c)

Equity compensation plans approved by          none             none               none
security holders

Equity compensation plans not approved by      2,591,000        $.025              none
security holders <F1>

Total                                          2,591,000        $.025              none

<F1> On November 12, 1998, the Company granted an option to its President,
Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in-capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares. On September 30, 2002, the extended option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. Effective November 12, 2004, the Company further extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,591,000 shares to November 12, 2006. The extended option remains subject to several contingencies, including, but not limited to, stockholder approval. There were options outstanding for 2,591,000 shares as of April 30, 2006.



Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.
         --------------------------------------------------

NET SALES. Net sales for the fiscal year ending April 30, 2006 were $52,700, or 6.90%, higher than the previous fiscal year, and $74,728, or 13.07%, higher than the fiscal year ending in 2004. The increase in sales during Fiscal 2006 was primarily due to increased sales of the Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $52,300, or 7.68%, in sales of its HemoTempR II product in Fiscal 2006 as compared to Fiscal 2005, and an increase of $80,860 or 12.39% as compared to Fiscal 2004.

OTHER REVENUES. Interest income for Fiscal 2006 was $2,200 more than fiscal 2005 due to an increase in the interest rate paid on investments of available cash and the investment of such available cash for the entire year ending April 30, 2006. Available cash of $100,000 was initially invested in a certificate of deposit dated July 29, 2005 with a maturity date of January 25, 2006. On January 25, 2006, the Company reinvested in a certificate of deposit with a new maturity date of July 24, 2006. The Company also realized $2,004 in miscellaneous income from subleasing a portion of the Company's storage space.

COSTS AND EXPENSES. Overall costs and expenses for the fiscal year ending April 30, 2006 decreased by $26,901 compared to the fiscal year ending in 2005, and decreased by $328 compared to the fiscal year ending in 2004. The decrease in operating costs and expenses for Fiscal 2006 was generally related to decreased insurance expenses, decreased legal expenses and employee expenses. Generally, with the exception of the above expenses, the overhead of the Company has remained constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to those of the last fiscal year.

COST OF SALES. As a percentage of net sales, the cost of sales was 33.97% for the fiscal year ending April 30, 2006, 33.18% for the fiscal year ending in 2005 and 33.89% for the fiscal year ending in 2004. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in sales or increase in cost of raw materials.

RESAERCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased during the fiscal year ending in 2006 by $28,024 or 25.34%, as compared to the fiscal year ending in 2005, and decreased by $27,542, or 25.02%, as compared to the fiscal year ending in 2004. The overall decrease from Fiscal 2005 is due to one less part-time employee and fewer supplies for Research and Development testing. The Company is investigating several new products including certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. These expenses have remained substantially constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business - Thermographic and Thermometric Devices and Accessories."

MARKETING EXPENSES. The Company's marketing expenses were $105,314 in 2006 and $95,812 in 2005, as compared to $88,359 for the fiscal year ending in 2004. The increase for fiscal 2006 was primarily due to increased labor costs and printing and advertising materials. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative costs decreased by $8,379 as compared to the 2005 fiscal year, and increased by $10,259 as compared to the fiscal year ending in 2004. The decrease was primarily the result of decreases in insurance costs and related employment expenses including health insurance as well as legal fees. Except for unforeseen extraordinary items and legal and accounting fees and normal increases in salaries, it is unlikely general and administrative expenses will materially change during Fiscal 2007.

NET INCOME/LOSS. The Company experienced a net profit of $29,084 for Fiscal 2006 as compared to a net loss of $28,815 for Fiscal 2005 and a net loss of $22,897 for Fiscal 2004. Although the Company experienced increased revenues during each of these years, the Company's expenses also decreased as discussed above resulting in operating profit. See "Net Sales and Costs and Expenses" above.

As of April 30, 2006, the Company had net operating loss carryovers aggregating approximately $50,051. See "Financial Statements," for the effect of the net operating loss carryforwards on the Company's income tax position. The Tax Reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 5 to the Financial Statements for the year ending April 30, 2006. See "Financial Statements."

ASSETS. Since April 30, 2005, the Company's assets have increased by $42,940. This is primarily due to increased cash resulting from the Company's profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business.

RELATED PARTY TRANSACTIONS. Effective November 12, 2004, the Company extended the stock option agreement with Fred K. Suzuki, President, originally granted November 12, 1998, for a two year period. The extension provides Mr. Suzuki an option to purchase 2,591,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock; however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. This option will expire on November 12, 2006. See "Executive Compensation"

The Company was owed $24,136 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2006 and $22,912 at April 30, 2005. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI as of April 30, 2006 cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, As of April 30, 2006, $19,669 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company. Although management believes it is cost effective to share common expenses with FKSI, the Company intends to discontinue advancing payment for such common expenses until FKSI is in a position to reimburse the Company.

LIABILITIES. The Company's overall liabilities have increased by $13,856 since April 30, 2005. This increase represents ordinary fluctuations in operations and does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

CURRENT ASSETS/LIABILITIES RATIO. The ratio of current assets to current liabilities, 7.31 to 1, has decreased from 8.88 to 1 at April 30, 2005. The decrease in ratio of current assets to current liabilities does not represent a material change in the financial condition or operations of the Company, although it is reflective of an increase in current liabilities. In order to maintain the Company's asset/liability ratio, the Company's operations must remain profitable.

LIQUIDITY AND CAPITAL RESOURCES. During the fiscal year ending April 30, 2006, the Company had an increase in net working capital of $12,501. The increase in net working capital is primarily due to the Company's realizing a profit in Fiscal 2006.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at a minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company's current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $57,841 during Fiscal 2006. Cash used by operating activities was $27,158 during Fiscal 2005 and cash used by operating activities was $25,468 during Fiscal 2004. An aggregate of $28,999 was also used for equipment purchases, capitalized patent costs and advances to affiliated companies during Fiscal 2006. Except for operating capital, limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2006, the Company had $449,119 of current assets available. Of this amount, $22,356 was prepaid expenses, $61,341 was inventory, $132,973 was net trade receivables, and $231,261 was cash and cash equivalents. The Company's cash flow from operations are considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not return to profitability.

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

The Company's accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2006. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Stock Options - The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has elected to follow the "disclosure only" alternative prescribed by SFAS No. 123. After May 1, 2006, the Company will be required to recognize the cost related to share-based compensation based on the fair value of the equity or liability issues pursuant to SFAS No. 123(R). The adoption of SFAS 123(R) will have an inmaterial impact on the Company's financial position, results of operations and cash flow.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

The Company retained the services of Blackman Kallick Bartelstein, LLP to audit the Company's annual Financial Statements as of April 30, 2006, 2005 and 2004, and to review the Company's quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company's accountants regarding accounting matters or financial disclosure.



Item 8A.  Controls and Procedures.
          ---------------------------------

(a) The management of the Company has prepared and is responsible for the integrity of the information presented in this Annual Report for the period ending April 30, 2006, including the Company's financial statements. These statements have been prepared in conformity with generally accepted accounting principals and include, where necessary, informed estimates and judgments by management.

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



Item 9.  Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

The executive officers and directors of the Company are:


                               Positions                  Served in
Name                Age      with Company               Office Since
------------------ ----  --------------------------  ------------------

Fred K. Suzuki      76   President, Chief            February, 1976<F1>
                         Executive Officer,
                         Treasurer, Director of
                         Research and Development,
                         Director of Marketing
                         and Sales, and Chairman
                         of the Board of Directors

Mary K. Friske      46   Vice President -            September, 1993
                         Administration,
                         Manager of Sales

Laurence Mead       44   Vice President -            April,1994
                         Manufacturing, Chief
                         Operating Officer, Chief
                         Accounting Officer,
                         Manager of Financial
                         and Product Development

Beverly R. Suzuki   71   Vice President - Customer   June, 2005
                         Support

Lauane C. Addis     50   Corporate Counsel,          February, 1984
                         Secretary and               December, 1985
                         Director                    February, 1987

James F. Schembri   71   Director                    November, 1990

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Company received a Form 4 from Fred K. Suzuki, President, on January 5, 2006; a Form 4 from Laurence C. Mead, Vice-President - Manufacturing, on January 5, 2006; a Form 4 from Mary Friske, Vice-President - Administration, on January 5, 2006; and a Form 3 from Beverly R. Suzuki, Vice-President - Customer Service, on January 5, 2006, all within the time prescribed by Section 16(a) of the Securities and Exchange Act. Except for the foregoing, the Company did not receive any reports during fiscal 2005 required to be filed by a director, officer or beneficial owner of more than 10% of the Company's common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company's common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2006.

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



Item 10. Executive Compensation.
         -----------------------

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2006, 2005 and 2004 paid to the Chief Executive Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

                                         Summary Compensation Table
                                   ------------------------------------------
                   Annual Compensation                           Long Term Compensation/Awards
                 --------------------------------------- --------------------------------------------
Name and                                Other            Restricted Securities
Principal                               Annual           Stock      Underlying   LTIP    All Other
Position         Year  Salary   Bonus   Compensation<F1> Awards<F2> Options/SARS Payouts Compensation
---------------  ----  -------  ------- ---------------- ---------- ------------ ------- ------------
Fred K. Suzuki   2006  $94,900  $ 6,000        -              -          -          -         -
President,       2005  $89,275  $ 6,000        -              -          -          -         -
Chairman of      2004  $84,750  $10,000        -              -          -          -         -
the Board and
Chief Executive
Officer

------------------------------
<F1> No executive officer received perquisites in excess of the lesser of
$50,000 or 10% of the aggregate of such officer's salary and bonus.

<F2> See "Stock Options" below.


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

STOCK OPTIONS. On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in-capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares. On September 30, 2002, the extended option was exercised to the extent of 140,000 shares resulting in additional paid-in-capital of $3,500. Effective November 12, 2004, the Company further extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,591,000 shares until November 12, 2006. The option is subject to several contingencies including, but not limited to, stockholder approval. The following table sets forth the aggregate value as of April 30, 2006 of unexercised options held by Mr. Suzuki.


                 Aggregated Option/SAR Exercises in Last Fiscal Year
                       and Fiscal Year-End Option/SAR Values
                ----------------------------------------------------
                                        Number of            Value of
                                        Shares underlying    Unexercised
                                        Unexercised          In-the-Money
                                        Options at           Options/SARS
             Shares                     Fiscal Year          At Fiscal
             Acquired                   End (#)              Year-End
             On             Value       Exercisable/         Exercisable/
Name         Exercise (#)   Realized    ($) Unexercisable    Unexercisable
-----------  ------------  ----------- ------------------- ----------------
Fred K.
Suzuki
President
and
Chairman of
the Board

Stock
Option I<F1>  140,000           0            2,591,000/0           $0/0


------------------------
F1> The Company's stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange. The Company estimates the price at which the option was grated to the President, was at or above market value per share of common stock on the date of grant, based on the limited historical trade activity. The option is subject to several contingencies, including, but not limited to Shareholder approval. Management believes this option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option also contains anti-dilutive provisions in the event of a corporate capital reorganization.


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



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          ------------------------------------------------------------------

The following table sets forth information as of April 30, 2006, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

                                          Amount and Nature
                Name and Address          of Beneficial       Percent of
Title of Class  of Beneficial Owner       Ownership           Class
--------------  -------------------       -----------------  ------------

Common Stock    Fred K. Suzuki            4,806,146 shares    33.81%
                710 S. Kennicott          of record and
                Arlington Heights,        beneficial (1)
                Illinois 60005


Common Stock    F.K. Suzuki Inter-        4,497,146 shares    31.63%
                national, Inc.            record and bene-
                1940 E. Devon Ave.        ficial
                Elk Grove Village, IL
                60007

Common Stock    Lauane C. Addis           4,506,146 shares    31.70%
                1819 Orleans Circle       record and bene-
                Elk Grove Village, IL     ficial (2)
                60007

Common Stock    James F. Schembri         1,799,500 shares    12.66%
                3565 Port Cove Dr. #73    of record and
                Waterford, MI 48328       beneficial (3)

Common Stock    Mary K. Friske (4)        41,000 shares of      .29%
                940 Bradley Court         record and
                Palatine, IL 60074        beneficial

Common Stock    Laurence C. Mead (5)      61,250 shares of      .43%
                1151 Warwick Cir. North   record and
                Hoffman Estates IL        beneficial
                60194

Common Stock    Beverly R. Suzuki (6)     100,000 shares of     .70%
                710 S. Kennicott          record and
                Arlington Heights IL      beneficial
                60005

Common Stock    All directors and         6,716,896           47.25%
                officers as a
                group (6 members)

----------------------
(1) Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 35.6% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares which are owned by FKSI and over 100,000 shares which are owned by him and Beverly R. Suzuki as joint tenants. The above table does not include an option for Mr. Suzuki to acquire 2,591,000 shares of the Company's common stock at $0.025 per share. See "Executive Compensation" and "Certain Relationships and Related Transactions."

(2) Mr. Addis personally owns 9,000 shares of the outstanding Common Stock of the Company. In addition, Mr. Addis owns 32.7% of the outstanding Common Stock of FKSI, which owns 31.63% of the Common Stock of the Company. Mr. Addis is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares owned by FKSI.

(3) Included in the shares owned beneficially by Mr. Schembri are 66,000 shares held in Mr. Schembri's individual retirement account for the benefit of Mr. Schembri and 508,000 shares owned in joint tenancy with Mr. Schembri's son.

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

(6) Beverly R. Suzuki is deemed to be a beneficial owner by reason of voting and disposition control of 100,000 shares owned by her and Fred K. Suzuki as joint tenants.



CHANGES IN CONTROL. The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company nor has a change in the control of the Company occurred during the last fiscal year.


Item 12.  Certain Relationships and Related Transactions.
          ------------------------------------------------

During the fiscal year ending April 30, 2006, the Company shared common office expenses with F.K. Suzuki International, Inc. ("FKSI"). At April 30, 2006, FKSI owed $24,136 to the Company in connection with such shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI's capital in the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Effective November 12, 2004, the Company extended for two years an existing option granting to Mr. Suzuki the right to purchase all or a portion of 2,591,000 shares of the Company' common stock at a purchase price of $0.025 per share. This option is subject to several contingencies including, but not limited to, shareholder approval. See "Executive Compensation."

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley LLC, in the future. During Fiscal 2006, the Company paid $16,183.32 in legal fees to Stahl Cowen Crowley LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

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



Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

        Balance sheets for the fiscal years ending April 30, 2006 and 2005.

        Statements of operations for the fiscal years ending April 30, 2006, 2005 and 2004.

        Statements of Shareholders' Equity (Deficit) for the fiscal years April 30, 2006, 2005 and 2004.

        Statements of Cash Flows of the Company for fiscal years ending April 30, 2006, 2005 and 2004.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

        No financial schedules for the fiscal years ending April 30, 2006, 2005 and 2004 are submitted.

        Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10-KSB except for those otherwise shown on the financial statements or notes thereto contained in this report.

(a)(3)  The Following Exhibits are Filed as a Part of this Report:

     2. Plan of Acquisition, reorganization, arrangement, liquidation or succession - none.

     3.       a.     Articles of Incorporation<F1>

              b.     By-Laws<F1>

     4. Instruments Defining the Rights of Security Holders, Including Indentures - none.

     9.  Voting Trust Agreements - none.

     10. Material Contracts

           (a) Stock Option Agreement, dated November 12, 2001, between the Company and Fred Suzuki <F2>

           (b) Amended Stock Option Agreement, dated November 12, 2004, between the Company and Fred K. Suzuki <F3>

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

<F2> Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ending April 30, 2002 filed with the Securities and Exchange Commission.

<F3> Incorporated by reference to the Company's Current Report on Form 8K filed with the Securities and Exchange Commission on December 14, 2004.


(b) Reports on Form 8K. No current reports on Form 8K were filed or were required to be filed during the last quarter covered by this report.


Item 14.  Principal Accountant Fees and Services.
          ----------------------------------------

Blackman Kallick Bartelstein, LLP served as independent auditors for the fiscal year ended April 30, 2006, and it has acted as auditors for the Company since May 1, 2002.

AUDIT FEES. Fees billed by Blackman Kallick Bartelstein, LLP totaled $42,475 for the year-ended April 30, 2006 and $41,274 for the year-ended April 30, 2005. This included fees for the annual audit and reviews of all the Company's quarterly reports on Form 10-QSB.

AUDIT-RELATED FEES. Blackman Kallick Bartelstein, LLP did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

TAX FEES. During the fiscal year ending April 30, 2006, Blackman Kallick Bartelstein, LLP billed the Company $3,055 for professional fees related to tax services rendered to the Company. Blackman Kallick Bartelstein, LLP billed the Company $2,750 for professional fees related to tax services during the fiscal year ending April 30, 2005.

ALL OTHER FEES. Blackman Kallick Bartelstein, LLP did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

AUDIT COMMITTEE REVIEW. The Company's audit committee is required to approve all non-audit services to be performed by Blackman Kallick Bartelstein, LLP.
 In this respect, the audit committee has considered with the provision of the tax services during the Company's fiscal year ending April 30, 2006 was compatible with maintaining the independence of Blackman Kallick Bartelstein, LLP. The audit committee has made a determination that the independence of Blackman Kallick Bartelstein, LLP will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2006 and April 30, 2005.

                             SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:  BIOSYNERGY, INC.


/s/ Fred K. Suzuki                                       July 14, 2006
--------------------------------------------------    --------------------
Fred K. Suzuki, Chairman of the                             Date
Board of Directors, Chief Executive
Officer, President and Treasurer

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Fred K. Suzuki                                       July 14, 2006
-----------------------------------------------     ---------------------
Fred K. Suzuki, Chairman of the                             Date
Board of Directors, Chief Executive
Officer, President and Treasurer

/s/ Lauane C. Addis                                      July 14, 2006
-----------------------------------------------     ---------------------
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

Dated: July 14, 2006

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

Dated: July 14, 2006

/s/ Laurence C. Mead
----------------------------------------
Laurence C. Mead
Vice President-Manufacturing,
Chief Operating Officer, and Chief
Accounting Officer





                               Exhibit 32.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
     PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB for the year ending April 30, 2006, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2006, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
-------------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer

Dated: July 14, 2006





                              Exhibit 32.2

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB for the year ending April 30, 2006, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2006, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
-------------------------------------
Laurence C. Mead
Vice President-Manufacturing and
Chief Accounting Officer

Dated: July 14, 2006

                           Biosynergy, Inc.

                     Financial Statements for the
               Years Ended April 30, 2006, 2005 and 2004






                          C o n t e n t s
                        ------------------

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





      Report of Independent Registered Public Accounting Firm
      -------------------------------------------------------

Board of Directors and Stockholders
Biosynergy, Inc.
Elk Grove Village, Illinois


We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.


July 6, 2006
Chicago, Illinois

Balance Sheets Follow

                          		     Assets
                           		    --------

                                                                2006          2005
                                                            ---------     ----------
Current Assets
      Cash	      		            	         	$  131,261     $  102,419
      Short-term investment					         100,000        100,000
      Accounts receivable - Trade (Net of allowance for
        doubtful accounts of $500 in 2006 and 2005)		   132,973        130,228
      Inventories	                                              61,341         66,263
      Prepaid expenses                                          22,356         23,177
      Due from affiliate                                         4,437              -
      Interest receivable                                        1,188            675
                                                            ----------     ----------
		Total Current Assets					   453,556		422,762
                                                            ----------     ----------
Due from Affiliate                                                  -          22,912
                                                            ----------     ----------
Equipment and Leasehold Improvements
      Equipment                                                177,386        161,508
      Leasehold improvements                                    16,497         16,497
                                                            ----------     ----------

	                                                         193,883        178,005
      Less accumulated depreciation and amortization	         161,741        149,325
										----------	   ----------
            Total Equipment and Leasehold Improvements          32,142         28,680
                                                            ----------     ----------
Other Assets
      Patents pending                                           63,167         51,270
      Deposits                                                   5,947          5,947
                                                            ----------     ----------
            Total Other Assets                                  69,114         57,217
                                                            ----------     ----------
                                                            $  554,812     $  531,571
                                                            ==========     ==========





Liabilities and Stockholders' Equity

                                                               2006          2005
                                                            ----------     ----------
Current Liabilities
      Accounts payable                                      $   21,914     $   11,449
      Accrued compensation and payroll taxes                    13,042         13,042
      Deferred rent                                              1,020          1,320
      Other accrued expenses                                        93              -
      Accrued vacation                 				    25,375		 21,777
                                                            ----------     ----------
            Total Current Liabilities                           61,444         47,588


Stockholders' Equity (Deficit)
      Common stock - No par value; authorized - 20,000,000
         shares; issued - 14,215,511 shares                    642,988        642,988
      Receivable from affiliate                                (19,699)             -
      Accumulated deficit                                     (129,921)      (159,005)
                                                            ----------     ----------
            Total Stockholders' Equity                         493,368        483,983
                                                            ----------     ----------
                                                            $  554,812     $  531,571
                                                            ==========     ==========



                                                  2006        2005        2004
                                               ----------   ----------  ----------
Net Sales                                      $  817,067   $  764,367  $  742,339

Cost of Sales                                     277,572      253,644     251,596
                                               ----------   ----------  ----------
Gross Profit                                      539,495      510,723     490,743
                                               ----------   ----------  ----------
Operating Expenses
      Marketing                                   105,314       95,812      88,359
      General and administrative                  328,300      336,679     318,041
      Research and development                     82,576      110,600     110,118
                                               ----------   ----------  ----------
           Total Operating Expenses               516,190      543,091     516,518
                                               ----------   ----------  ----------
Income (Loss) from Operations                      23,305      (32,368)    (25,775)

Other Income
      Interest income                               3,775        1,575           -
      Other income                                  2,004        1,978       2,878

            Total Other Income                      5,779        3,553       2,878

Net Income (Loss)                               $  29,084   $  (28,815) $  (22,897)
                                                ==========  =========== ===========
Net Income (Loss) Per Common Share -
  Basic and Diluted                             $       -   $        -  $        -
                                                ==========  ==========  ==========
Weighted-Average Common Shares Outstanding      14,215,511  14,215,511  14,215,511


                                   Common Stock
                              ----------------------  Related     Accumulated
                              Shares      Amount      Receivable  Deficit      Total
                              ----------  ----------  ----------  ----------   ----------
Balance, April 30, 2003       14,215,511  $  642,888  $      100  $ (107,293)  $  535,695

Other                                  -         100        (100)          -            -

Net Loss                               -           -           -     (22,897)     (22,897)
                              ----------  ----------  ----------  -----------  -----------
Balance, April 30, 2004       14,215,511     642,988           -    (130,190)     512,798

Net Loss		                     -           -           -     (28,815)     (28,815)
                              ----------  ----------  ----------  -----------  -----------
Balance, April 30, 2005       14,215,511     642,988           -    (159,005)     483,983

Deemed Distribution                    -           -     (19,699)          -            -

Net Income                             -           -           -      29,084        29,084
                              ----------  ----------  -----------  ----------  -----------
Balance, April 30, 2006       14,215,511  $  642,988  $  (19,699)  $(129,921)  $   493,368
                              ==========  ==========  ===========  ==========  ===========


									   2006         2005         2004
									-----------  -----------  -----------
Cash Flows from Operating Activities
      Net income (loss)                               $    29,084  $   (28,815) $   (22,897)
      Adjustments to reconcile net income             -----------  -----------  -----------
     (loss) to cash provided by (used in)
        operating activities
            Depreciation and amortization	                 12,416       11,917       10,910
            Changes in assets and liabilities
               Accounts receivable                         (2,745)      (3,704)     (14,904)
               Interest receivable                           (513)        (675)           -
               Inventories and prepaid expenses	            5,743       (8,760)       2,949
               Deposits	                                        -           68            -
               Accounts payable and accrued expenses       13,856        2,811       (1,526)
                                                      -----------  -----------  -----------
                        Total Adjustments                  28,757        1,657       (2,571)
                                                      -----------  -----------  -----------
                       Net Cash Provided by (Used in)
                        Operating Activities               57,841      (27,158)     (25,468)
                                                      -----------  -----------  -----------
Cash Flows from Investing Activities
      Advances to affiliate                                (1,224)      (1,260)      (1,953)
      Purchase of equipment                               (15,878)      (6,494)     (21,142)
      Purchase of leasehold improvements				    -		  (601)	   (756)
      Patents pending                                     (11,897)     (16,545)      (5,716)
      Purchase of short-term investments                        -     (100,000)           -
                                       			-----------  -----------  -----------
                       Net Cash Used in
                         Investing Activities             (28,999)    (124,900)     (29,567)
                                                      -----------  -----------  -----------
Increase (Decrease) in Cash                                28,842     (152,058)     (55,035)

Cash, Beginning of Year                                   102,419      254,477      309,512
                                                      -----------  -----------  -----------
Cash, End of Year                                     $   131,261  $   102,419  $   254,477
                                                      ===========  ===========  ===========




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


Note 2 - Summary of Significant Accounting Policies

Receivables

Receivables are carried at original invoice less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts be reviewed to identify troubled accounts on a periodic basis by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

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




Note 2 - Summary of Significant Accounting Policies (Continued)

Stock Options

In December 2002, the Financial Accounting Standards Board (FASB) issued, and the Company adopted, SFAS No. 148, "Accounting for Stock-Based Compensation - Transitions and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 amends the disclosure requirements of the Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation" to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has elected to follow the "disclosure-only" alternative prescribed by SFAS No. 123. Accordingly, no employee compensation expenses had been recognized for the above grant. Had employee compensation expense for the grant been recorded in the financial statements, consistent with provisions of SFAS No. 123, net loss for fiscal years 2006, 2005 and 2004 would have been the same.

                                                       Year Ended April 30,
                                                -----------------------------------
                                                   2006         2005        2004
                                                ---------  -----------  -----------
      Net income (loss), as reported            $  29,084  $  (28,815)  $  (22,897)
        Stock-based compensation
        expense, net of related tax effects,
        using the fair value method                     -           -            -
      Stock-based compensation
        expense included in reported
        net income, net of related tax
        effects under APB 25                            -           -            -
                                                ---------  -----------  -----------
      Pro forma net income (loss)               $  29,084  $  (28,815)  $  (22,897)
                                                =========  ===========  ===========


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





Note 2 - Summary of Significant Accounting Policies (Continued)

Income (Loss) Per Common Share

The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net income (loss) per common share is the same for the years ended April 30, 2006, 2005 and 2004, as the common stock equivalents of the Company were anti-dilutive.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2006 and 2005, approximates their carrying value.

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


Note 2 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company granted options to purchase common stock to its President. SFAS 123R replaces FASB 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance of APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-base method been used. The Company will be required to apply SFAS 123R beginning with the first interim or annual reporting period of the Company's first fiscal year beginning on or after December 15, 2005.
The adoption of SFAS 123R will have an immaterial impact on our financial position, results of operations and cash flows.

In June 2006, the Emerging Issues Task Force (EITF) issued Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-3 will have an immaterial impact on our financial position, results of operations and cash flows.


Note 3 - Short-Term Investment

In July 2005, the Company reinvested $100,000 in a 180-day certificate of deposit at an interest rate of 3.83%. This certificate of deposit was renewed in February 2006 at an interest rate of 4.6%. The maturity date is July 24, 2006.


Note 4 - Inventories

Components of inventories are as follows:

					2006			2005
                        -------------	------------
	Raw materials 	$	47,943	$	44,970
	Work-in-process		 9,259		 9,830
	Finished goods 		 4,139		11,463
				------------	------------
				$	61,341	$	66,263
				============	============

Note 5 - Income Taxes

The components of the net deferred income tax assets as of April 30 are as follows:

                                                    2006             2005
                                                -----------       -----------
      Total deferred tax assets
		Net operating loss carryforward     $     7,508       $    13,200
            Other                                     2,996             4,724
      Valuation allowance recognized                (10,504)          (17,924)
                                                ------------      ------------
           Net deferred income tax assets       $         -       $         -
								============	============

Deferred income tax assets result primarily from net operating loss carryforwards, valuation allowances for inventories and accounts receivable and expenses not deductible for tax purposes until paid.




Note 5 - Income Taxes (Continued)

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                              Year Ended April 30,
                                          ----------------------------
                                            2006      2005      2004
                                          --------  --------  --------
      U.S. federal statutory tax rate 	   15.0%   (34.0)%   (34.0)%
      Utilization of net operating loss
        Carryforwards                       (20.0)       -         -
      Other                                 (21.0)
      Change in valuation allowance          26.0     34.0      34.0
                                          --------  --------  --------
      Consolidated Effective Tax Rate          - %       - %       - %
                                          ========  ========  ========

As of April 30, 2006, the Company has approximately $50,000 of net operating loss carryforwards expiring between 2006 and 2019 for U.S. federal income tax purposes. A valuation allowance has been established as of April 30, 2006 and 2005 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.


Note 6 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. On September 30, 2002, this option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. This option was scheduled to expire on November 12, 2004; however, it was extended for two years to November 12, 2006. The extended option remains subject to several contingencies including, but not limited to, stockholder approval. There were 2,591,000 options outstanding as of April 30, 2006 and 2005.

The Company's stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange. The Company estimates that the price at which the option was granted to the President, was at or above market value per share of common stock on the date of grant and also on the subsequent dates of extension, based on the limited historical trade activity.




Note 6 - Stock Options

The option extended on November 12, 2004 did not result in any fair value using the Black-Scholes option-pricing model. Therefore, no pro forma net loss or loss per share is applicable. In order to arrive at this determination, using the Black-Scholes option-pricing model, the following weighted-average assumptions were used for the period ended April 30, 2006:

                                         Expected           Risk-Free
                     Options   Exercise  Life     Dividend  Interest
Date of Issuance     Issued    Price    (Years)   Yield     Rate       Volatility
-----------------   ---------  -------- --------- --------  ---------- ----------
November 12, 2004   2,731,000   $ .025     3         - %       5.0%      .001



Note 7 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2006:

                                                Stock of Affiliates
                                       ------------------------------------
                                                       F.K. Suzuki
                                       Biosynergy,   International,  Medlab,
                                           Inc.	         Inc.         Inc.
                                       ------------  -------------- --------

      F.K. Suzuki International, Inc.      31.6%         -   %       100.0%
      Fred K. Suzuki, Officer               1.4          35.6          -
      Lauane C. Addis, Officer               .1          32.7          -
      James F. Schembri, Director          12.6             -          -
      Mary K. Friske, Officer                .3            .2          -
      Laurence C. Mead, Officer              .4           4.0          -
      Beverly R. Suzuki, Officer             .7             -          -


As of April 30, 2006 and 2005, $24,136 and $22,912, respectively, was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company.
As of April 30, 2006, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance was reclassified as a contra equity account as of April 30, 2006.




Note 8 - Lease Commitments

In 2006, the Company entered into a five-year extension of the lease agreement for its current facilities, which expires on January 31, 2011. The base rent under the extended lease escalates over the life of the lease. As of April 30, 2005, the Company's approximate total future minimum lease payments are as follows:



	Year Ending April 30:
				2007		$  65,495
				2008		   68,490
				2009		   70,545
				2010		   72,661
				2011		   55,712
						---------
				Total		$ 332,903
						=========

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $73,125, $74,140 and $74,250 for the fiscal years ended April 30, 2006, 2005 and 2004, respectively.


Note 9 - Major Customers

Shipments to one customer amounted to approximately 39%, 41% and 43% of sales in fiscal years 2006, 2005 and 2004, respectively. As of April 30, 2006 and 2005, there were outstanding accounts receivable from this customer of approximately $86,815 and $80,676, respectively.