Form 10QSB
period 2006-07-31
BIOSYNERGY INC
filed 2006-09-14
CIK 715812

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)

 x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the quarterly period ended           July 31, 2006

--    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from        to
                                     ------    ------
      Commission file number         0 -12459
                                   -----------
                         Biosynergy, Inc.
      -----------------------------------------------------------------
	(Exact name of small business issuer as specified in its charter)

              Illinois                             36-288099
-----------------------------------    --------------------------------
(State or other jurisdiction           (IRS Employer Identification No.)
 of incorporation or organization)

           1940 East Devon Avenue, Elk Grove Village, Illinois  60007
      ------------------------------------------------------------------
	(Address of principal executive offices)

                           847-956-0471
                     --------------------------
                     (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes         No  X
                    ----       ----

	APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,215,511

Transitional Small Business Disclosure Format (Check one): Yes X   No
                                                              ---    ---

SEC 2334 (8-03))	Persons who are to respond to the collection of
                  information contained in this form are not required to respond unless the form displays a currently valid OMB control number.





                          BIOSYNERGY, INC.

                  PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                   Balance Sheets


                                      ASSETS
                                     --------

                                                      July 31, 2006   April 30,2006
                                                      -------------   -------------
                                                        Unaudited       Audited
                                                      -------------   -------------
Current Assets
   Cash                                                     156,678         131,261
   Short-Term Investment                                    100,000         100,000
   Accounts receivable, Trade (Net of                       147,523         132,973
     allowance for doubtful accounts of $500
     at July 31, 2006 and April 30, 2006)
   Inventories                                               67,240          61,341
   Prepaid expenses                                          24,475          22,356
   Due from Affiliates	                                      4,437           4,437
   Interest Receivable                                          104           1,188
                                                            -------         -------
Total Current Assets                                        500,457         453,556
                                                            -------         -------
Equipment and Leasehold Improvements
   Equipment                                                177,386         177,386
Leasehold improvements                                       16,497          16,497
                                                            -------         -------
                                                            193,883         193,883

Less accumulated depreciation and amortization	           (165,691)       (161,741)
                                                            -------         -------

   Total Equipment and Leasehold Improvements, Net           28,192          32,142
                                                            -------         -------
Other Assets
 Pending Patents                                             66,067          63,167
 Deposits                                                     5,947           5,947
                                                            -------         -------
  	Total Other Assets                                     72,014          69,114
                                                            -------         -------
                                                            600,663         554,812
                                                            =======         =======

The accompanying notes are an integral part of the financial statements.

                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                        July 31, 2006   April 30,2006
                                                        -------------   -------------
                                                          Unaudited        Audited
                                                        -------------   -------------
Current Liabilities
   Accounts payable                                          19,836           21,914
   Accrued compensation and payroll taxes                     8,395           13,042
   Deferred rent                                              2,041            1,020
   Other accrued expenses                                         -               93
   Accrued vacation                                          26,344           25,375
                                                           --------         --------
          Total Current Liabilities                          56,616           61,444
                                                           --------         --------

Shareholders' Equity
   Common stock, No par value; 20,000,000
     authorized shares issued: 14,215,511
     Shares at July 31, 2006 and at April 30, 2006          642,988          642,988
   Receivable from Affiliate                               ( 19,699)        ( 19,699)
   Accumulated deficit                                     ( 79,242)        (129,921)
                                                           --------         --------
          Total Shareholders' Equity			      544,047          493,368
                                                           --------         --------
                                                            600,663          554,812
                                                           ========         ========

The accompanying notes are an integral part of the financial statements.

                                Biosynergy, Inc.

                            Statements of Operations
                           --------------------------

                                                          Three Months Ended July 31
                                                          --------------------------
                                                              2006          2005
                                                            Unaudited      Audited
                                                          ------------  ------------
Net Sales                                                  $   270,172   $   195,324
Cost of Sales                                                   68,127        63,772
                                                           -----------   -----------
Gross Profit                                                   202,045       131,552
                                                           -----------   -----------
Operating Expenses
   Marketing                                                    25,415        30,224
   General and administrative                                  106,288       101,209
   Research and development                                     21,261        20,115
                                                           -----------   -----------
          Total Operating Expenses                             152,964       151,548
                                                           -----------   -----------
Income (Loss) from Operations                                   49,081       (19,996)
                                                           -----------   -----------
Other Income
   Interest Income                                               1,166             -
                                                           -----------   -----------
   Other Income                                                    432         1,298
                                                           -----------   -----------
          Total Other Income                                     1,598         1,298
                                                           -----------   -----------
Net Income (Loss)                                          $    50,679   $   (18,698)
                                                           ===========   ===========
Net Income (Loss) Per Common Stock -
   Basic and Diluted                                       $         -   $         -
                                                           ===========   ===========
Weighted-Average Common Stock Outstanding -
   Basic and Diluted                                        14,215,511    14,215,511
                                                           ===========   ===========



The accompanying notes are an integral part of the financial statements.

                             BIOSYNERGY, INC.

                   STATEMENT OF SHAREHOLDERS' EQUITY

                   THREE MONTHS ENDED JULY 31, 2006

                              Unaudited



                             Common Stock         Other and
                         ----------------------   Related
                           Shares      Amount 	  Receivable   Deficit       Total
                         ----------------------   ----------   ---------   --------
Balance, May 1,
   2006                  14,215,511    $642,988    (19,699)    $(129,921)  $493,368

Net Profit                       -           -           -        50,679     50,679
                         ----------    --------    -------     ---------   --------
Balance, July 31,
 2006                    14,215,511    $642,988    $(19,699)   $( 79,242)  $544,047





The accompanying notes are an integral part of the financial statements.

                                     BIOSYNERGY, INC.

                                 STATEMENTS OF CASH FLOWS

                                                                          Unaudited

                                                                  THREE MONTHS ENDED JULY 31,
                                                                     2006            2005
                                                                  ------------   ------------
Cash Flows from Operating Activities
  Net income (loss)                                  			$    50,679	    $  (18,698)
  Adjustments to reconcile net income
   (loss)  to cash provided by (use in)
   operating activities
      Depreciation and amortization                                     3,950          3,257
      Changes in assets and liabilities
        Accounts receivable                                           (14,550)        16,030
        Inventories                                                  (  5,899)         1,594
        Prepaid expenses                                             (  2,119)       (    18)
        Accounts payable and accrued expenses                        (  4,828)        20,750
                                                                   -----------     ----------
          Total Adjustments                                            23,446         41,613
                                                                   -----------     ----------
Net Cash Provided By Operating Activities                              27,233         22,915
                                                                   -----------     ----------
Cash Flow from Investing Activities
  Patents pending                                                      (2,900)        (5,362)
  Interest receivable                                                   1,084            654
                                                                   -----------     ----------
Net Cash Used in Investing Activities                                  (1,816)  	 ( 4,708)
                                                                   -----------     ----------
Increase in Cash and Cash Equivalents                                  25,417         18,207
                                                                   -----------     ----------

Cash Beginning of Period                                           $  131,261      $ 102,419
                                                                   -----------     ----------
Cash End of Period                                                 $  156,678      $ 120,626
                                                                   ===========     ==========



The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2006 Annual Report on Form 10-KSB. The results of operations for the three months ended July 31, 2006 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.7% of the sales during the quarter ending July 31, 2006. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Receivables
------------
Receivables are carried at original invoice less estimates made for doubtful receivables. Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts on a periodic basis and by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding of more than 90 days. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Inventories
-----------
Inventories are valued at the lower of cost using the FIFO
(first-in, first-out) method or market.

Depreciation and Amortization
------------------------------
Equipment and leasehold improvements are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over 10 years or the term of the lease, if less; equipment is depreciated over 3 to 10 years.

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

Stock Options
-------------
During December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards NO. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. The Company granted options to purchase common stock to its President. SFAS 123R was effective for the Company as of May 1, 2006 and had no effect upon its financial position, results of operations or cash flow.

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

Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of July 31, 2006, approximates their carrying value.

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

The components of deferred income taxes are as follows as of April 30, 2006 and 2005:

                                             2006        2005
                                         ----------   ----------
Deferred Tax Assets (Liabilities)
     Net operating loss carryforwards     $   7,508    $ 13,200
     Other                                    2,996       4,724

Less: Valuation allowance                   (10,504)    (17,924)
                                           ---------   ---------
     Net Deferred Tax Assets:             $       -    $      -

Note 2 - Summary of Significant Accounting Policies (Continued)

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                 Year Ended April 30,
                                      ----------------------------------------
                                          2006          2005          2004
                                      ------------  ------------  ------------
U.S. federal statutory tax rate          15.0 %        (34.0)%       (34.0)%
Utilization of net operating loss
   carryforwards                        (20.0)             -             -
Other                                   (21.0)             -             -
Change in valuation allowance            26.0           34.0          34.0

Consolidated Effective Tax Rate            -  %            - %           - %
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

Recent Accounting Pronouncements
--------------------------------
In June 2006, the Emerging Issues Task Force (EITF) issued Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-3 will have an immaterial impact on our financial position, results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement no. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal 2007. Adoption of FASB Interpretation No. 48 is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement becomes effective for accounting changes and corrections of errors made in fiscal 2007, but early adoption is permitted. Adoption of SFAS 154 is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Note 3 - Inventories

Components of inventories are as follows:

                      April 30,      July 31,
                        2006           2006
                     -----------   -----------
Raw materials 	   $   47,943     $   38,761
Work-in-process           9,259         11,477
Finished goods            4,139         17,002
                     ----------     ----------
                     $   61,341     $   67,240
                     ==========     ==========


Note 4 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares. Effective November 12, 2004, the Company further extended this option to November 12, 2006. The extended option remains subject to several contingencies, including, but not limited to, stockholder approval. On September 30, 2002, the extended option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. There were options outstanding for 2,591,000 shares as of July 31, 2006 and April 30, 2006.

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

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment ("SFAS 123R"). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.

Prior to adopting SFAS 123R, the Company accounted for share-based employee compensation in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and complied with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". Compensation expense under APB No. 25 is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No share-based compensation cost was recognized in the Company's financial statements for the period ended July 31, 2005, as no options were granted during this time period.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to share-based compensation at July 31, 2005 as compared to expense recorded in the current year:

                                            Three Months Ended July 31,
                                            ---------------------------
                                               2006          2005
                                            -----------  -----------
Net income (loss): as reported               $  50,679    $ (18,698)
Add: Total share-based compensation
  expense included in net income (loss)              -            -
Deduct: Total share-based compensation
  Expense (recorded at fair value)                   -            -
                                             ---------    ----------
Pro forma net income (loss)                  $  50,679    $ (18,698)
                                             =========    ==========
Net income (loss) per common and common
  Equivalent share:
     Basic and Diluted - As Reported                 -            -
     Basic and Diluted - Pro Forma                   -            -


The Company adopted the provisions of SFAS 123(R) effective May 1, 2006 using a modified version of prospective application. This transition method provides that the Company would recognize compensation cost after the effective date as the requisite service is rendered for the potion of options outstanding at May 1, 2006, based on the grant-date fair value of those options calculated under Statement 123 for pro forma disclosures. No share-based payments were granted subsequent to the effective date. Under the modified version of prospective application, prior period statements have not been restated.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2006 and July 31, 2006:

                                          Stock of Affiliates
                                               F.K. Suzuki
                                 Biosynergy, International,  Medlab,
                                      Inc.        Inc.        Inc.
                                 ----------- -------------- --------
 F.K. Suzuki International, Inc.    31.6%         -   %      100.0%
 Fred K. Suzuki, Officer             1.4         35.6           -
 Lauane C. Addis, Officer             .1         32.7           -
 James F. Schembri, Director         9.1          -             -
 Mary K. Friske, Officer              .3           .2           -
 Laurence C. Mead, Officer            .4          4.0           -
 Beverly K. Suzuki, Officer           .7          -             -


As of July 31, 2006 and April 30, 2006, $24,136 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. As of July 31, 2006, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance was reclassified as a contra equity account as of April 30, 2006.

Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                         Three Months Ending
                                              July 31,
                                           2006       2005
                                       ----------  -----------
Numerator:
    Net income (loss) attributable to
     common shareholders                 	 50,679      (18,698)
Denominator:
    Weighted Average Outstanding
    Shares-Basic 	                     14,215,511   14,215,511

Earnings Per Share-Basic                     0.00         0.00

Effect of dilutive common equivalent
shares - weighted average stock
options outstanding                          0.00         0.00

Weighted Average Outstanding
 Shares Diluted                        14,215,511   14,215,511
Earnings Per Share-Diluted                   0.00         0.00

Note 7 - Major Customers

Shipments to one customer amounted to 39.51% of sales during the first three months of Fiscal 2007. As of July 31, 2006, there were outstanding accounts receivable from this customer of $100,010. Shipments to another customer amounted to 11.08% of sales during the first three months of Fiscal 2007. As of July 31, 2006, there were outstanding accounts receivable from this customer of approximately $6,975.



Item 2.  Management's Discussion of Financial Condition and
Results of Operations

Net Sales/Revenues
------------------
For the three month period ending July 31, 2006 ("1st Quarter"), the net sales increased 38.32%, or $74,848, as compared to net sales for the comparative quarter ending in 2005. This increase in sales is primarily the result of an increase in unit sales of HemoTempR II and Hemo-Cool, Jr. II and an average increase in sales prices of 10.3% during the 1st Quarter. As of July, 31, 2006, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $1,598 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $1,166.

Costs and Expenses
------------------
                          GENERAL

The operating expenses of the Company during the 1st Quarter increased overall by .93%, or $1,416, as compared to the 1st quarter in 2005, primarily due to an increase in general administrative expenses. See "General and Administrative Expenses" below.

                         COST OF SALES

The cost of sales during the 1st Quarter increased by $4,355 as compared to these expenses during the same quarter ending in 2005. This increase is due primarily to increased sales volume. As a percentage of sales, the cost of sales were 25.22% during the 1st Quarter and 32.65% for the comparative quarter ending in 2005. This decrease in cost of sales as a percentage of sales is primarily due to an average sales price increase of 10.3% during the 1st Quarter. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

               RESEARCH AND DEVELOPMENT EXPENSES

Research and Development costs increased $1,146, or 5.7%, as compared to the same quarter in 2005. This increase is due to expenses to repair equipment allocated to research. The Company is continuing to investigate certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

                      MARKETING EXPENSES

Marketing expenses for the 1st Quarter decreased by $4,809 or 15.92%, as compared to the quarter ending July 31, 2005. The Company had decreased health insurance costs for marketing employees for the 1st Quarter and experienced non-reoccurring expenses for product brochure designs in the quarter ending July 31, 2005.

            GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs increased by $5,079, or 5.02%, as compared to the 1st quarter ending in 2005. This increase was primarily the result of an increase in accounting and legal expenses incurred in the ordinary course of business. Management of the Company anticipates accounting and legal expenses related to the audit and review of the Company's financial statements and preparation of quarterly and annual reports for filing with the Securities and Exchange Commission will level off over time. However, since a significant portion of these costs and expenses are related to new requirements and regulations promulgated by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 ("SOX"), including potential requirements for certification of internal controls and procedures under Section 404 of SOX, it is impossible to predict how much, if any, such new requirements and regulations will impact the Company's long term accounting and legal expenses.

Net Income/Loss
---------------
The Company realized a net income of $50,679 during the 1st Quarter as compared to a net loss of $18,698 for the comparative quarter of the prior year. The net income is primarily a result of increased unit sales and an average increase in sale prices of 10.3%.

As of April 30, 2006, the Company had net operating loss carryovers aggregating approximately $50,000. See "Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position. The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 2 (Income Taxes) to the Financial Statements for the three-month period ending July 31, 2006.

Assets/Liabilities
-----------------
                         GENERAL

Since April 30, 2006 the Company's assets have increased by $45,851 and liabilities have decreased by $4,828. The increase in assets (primarily cash and patents pending) and decrease in liabilities (primarily Accounts payable and accrued expenses) is due to the Company's profit position for the 1st Quarter.

                RELATED PARTY TRANSACTIONS

The Company was owed $24,136 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2006 and April 30, 2006. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI as of April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, $19,669 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company. Although management believes it is cost effective to share common expenses with FKSI, the Company intends to discontinue advancing payment for such common expenses until FKSI is in a position to reimburse the Company.

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

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 8.84 to 1, has increased compared to 7.38 to 1 at April 30, 2006. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources
-------------------------------
During the 1st Quarter, the Company experienced an increase in working capital of $51,729. This is primarily due to an increase in the Company's cash and accounts receivables during the 1st Quarter.

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

Cash provided by operating activities was $27,233 during the three month period ending July 31, 2006. An aggregate of $1,816 was used for patent costs less interest receivables during this same period. Except for operating capital and limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of July 31, 2006, the Company had $500,457 of current assets available. Of this amount, $24,475 was prepaid expenses, $67,240 was inventory, $147,523 was net trade receivables $100,000 was short-term investments, and $156,678 was cash. The Company's cash flow from operations is considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

Stock Options - The Company uses the fair market value method required by SFAS No. 123(R), "Share-Based Payment", which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. No compensation expense has been recognized for stock options because the estimated fair value of such stock options had no value since the exercise prices of the options were estimated to be at least equal to the estimated value of the underlying stock on the grant date.

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

(a)	The management of the Company has prepared and is
responsible for the integrity of the information presented in this Quarterly Report for the period ending July 31, 2006, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

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

-----------------------
     (i)	Incorporated by reference to a Registration Statement
filed on Form S-18 with the Securities and Exchange
Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's
Annual Report on Form 10K for fiscal year ending April 30,
1986 filed with the Securities and Exchange Commission.

    (ii)	Incorporated by reference to the Company's Annual
Report on Form 10K for fiscal year ending April 30, 2002 filed with the Securities and Exchange Commission.

   (iii)	Incorporated by reference to the Company's Quartery
Report on Form 10-QSB for the quarter and six-month period ending October 31, 2004 filed with the Securities and Exchange Commossion.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date September 14, 2006		/s/ Fred K. Suzuki
                             -------------------------------
                             Fred K. Suzuki
                             Chief Executive Officer,
                             Chairman of the Board,
                             President and Treasurer


Date September 14, 2006      /s/ Laurence C. Mead
                             --------------------------------
                             Laurence C. Mead
                             Vice President/Manufacturing and
                             Development, Chief Financial
                             Officer, and Chief Accounting Officer

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f) and 15d-
15f) for the small business issuer and we have:

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

Dated: September 14, 2006

                          /s/ Fred K. Suzuki
                         -----------------------------
                         Fred K. Suzuki
                         Chairman of the Board, Chief
                         Executive Officer, President
                         and Treasurer

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f) and 15d-
15f) for the small business issuer and we have:

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

Dated: September 14, 2006

                        /s/ Laurence C. Mead
                       -----------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing
                       and Development, Chief Financial
                       Officer, and Chief Accounting Officer

                      EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company")on Form 10-QSB for the quarter ending July 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2006, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       -----------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer, President and Treasurer

Dated:  September 14, 2006

                        EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company")on Form 10-QSB for the quarter ending July 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2006, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       -----------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and
                       Development, Chief Financial Officer,
                       and Chief Accounting Officer


Dated: September 14, 2006