Form 10QSB
period 2006-10-31
BIOSYNERGY INC
filed 2006-12-14
CIK 715812

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-- SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  October 31, 2006

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
-- ACT

For the transition period from __________ to ___________

Commission file number      0 -12459

                         Biosynergy, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

       Illinois                             36-2880990
-----------------------------------------------------------------
(State or other jurisdiction           (IRS Employer
of incorporation or organization)       Identification No.)

   1940 East Devon Avenue, Elk Grove Village, Illinois  60007
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

                         Balance Sheets

---------------------------------------------------------------------

                                    ASSETS

                                                      October 31, 2006   April 30,2006
                                                          Unaudited         Audited
                                                      ----------------   -------------
Current Assets
   Cash                                                     $198,351       $131,261
   Short-Term Investment                                     100,000        100,000
   Accounts receivable, Trade (Net of                        136,829        132,973
      allowance for doubtful accounts of $500
      at October 31, 2006 and April 30, 2006)
   Inventories                                                57,220         61,341
   Prepaid expenses                                           19,094         22,356
   Interest Receivable                                         1,464          1,188
   Due From Affiliates                                         4,437          4,437
                                                           ---------     ----------
            Total Current Assets                             517,395        453,556
                                                           ---------     ----------

Equipment and Leasehold Improvements
   Equipment                                                 189,367        177,386
   Leasehold improvements                                     16,497         16,497
                                                           ---------     ----------
                                                             205,864        193,883

   Less accumulated depreciation and amortization           (170,197)      (161,741)
                                                           ---------     ----------

     Total Equipment and Leasehold Improvements, Net          35,667          2,142
                                                           ---------     ----------
Other Assets
   Pending Patents                                             66,771        63,167
   Deposits                                                     5,947         5,947
                                                           ----------    ----------
            Total Other Assets                                 72,718        69,114
                                                           ----------    ----------
                                                             $625,780      $554,812
                                                           ==========    ==========

The accompanying notes are an integral part of the financial statements.






--------------------------------------------------------------------
                       Liabilities and Stockholders' Equity


Current Liabilities
   Accounts payable                                          $10,313       $21,914
   Accrued compensation and payroll taxes                      2,569        13,042
   Deferred rent                                               3,061         1,020
   Accrued vacation                                           27,810        25,375
   Other Accrued Expenses                                         -             93
                                                          ----------     ---------
          Total Current Liabilities                           43,753        61,444
                                                          ----------     ---------



Shareholders' Equity
   Common stock, No par value; 20,000,000 Shares             642,988       642,988
    authorized;  14,215,511 Shares issued
    at October 31, 2005 and April 31, 2005
   Receivable From Affiliate                                 (19,699)      (19,699)
   Accumulated deficit                                      ( 41,262)     (129,921)
                                                          ----------      --------
          Total Shareholders' Equity                         582,027       493,368
                                                          ----------      --------
                                                            $625,780      $554,812
                                                          ==========      ========


The accompanying notes are an integral part of the financial statements.


                                    Biosynergy, Inc.

                                 Statements of Operations



                                              Three Months Ended     Six  Months Ended
                                             -------------------   -------------------
                                                  October 31,           October 31,
                                             -------------------   -------------------
                                               2006      2005       2006        2005
                                             --------- ---------   --------- ---------
Net Sales                                    $233,585   $204,840   $503,757   $400,164

Cost of Sales                                  78,918     63,087    147,045    126,860
                                             --------   --------   --------   --------
Gross Profit                                  154,667    141,753    356,712    273,304
                                             --------   --------   --------   --------
Operating Expenses

  Marketing                                    27,242     25,372     52,658     55,596
  General and administrative                   69,564     70,323    175,852    171,532
  Research and development                     21,795     18,893     43,055     39,007
                                             --------   --------   --------   --------
     Total Operating Expenses                 118,601    114,588    271,565    266,135
                                             --------   --------   --------   --------
Income from Operations                         36,066     27,165     85,147      7,169
                                             --------   --------   --------   --------
Other Income

     Interest Income                            1,374        958      2,540      1,692
     Other Income                                 540        480        972      1,044
                                             --------   --------   --------   --------
          Total Other Income                    1,914      1,438      3,512      2,736
                                             --------   --------   --------   --------
Net Income                                    $37,980    $28,603    $88,659    $ 9,905

Net Income Per Common Stock -
   Basic and Diluted                                -          -          -          -
                                             --------   --------   --------   --------
Weighted-Average Common Stock
Outstanding-Basic                          14,215,511 14,215,511 14,215,511 14,215,511
  and Diluted                              ---------- ---------- ---------- ----------



The accompanying notes are an integral part of the financial statements.


                                 BIOSYNERGY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                        SIX MONTHS ENDED OCTOBER 31, 2006

                                  Unaudited



                      Common Stock      Other and Related
                 ---------------------
                   Shares      Amount      Receivables      Deficit        Total
                 ----------  ---------  ----------------- ----------     ---------
Balance,
May 1, 2006      14,215,511   $642,988      $(19,699)     $(129,921)      $493,368


Net Income                -          -                       88,659         88,659
                  __________  _________     _________      ________       ________

Balance,
October 31, 2006  14,215,511  $642,988      $(19,699)      $(41,262)      $582,027





















The accompanying notes are an integral part of the financial statements.



                                  BIOSYNERGY, INC.

                              STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                      SIX MONTHS ENDED OCTOBER 31,
                                                      ----------------------------
                                                         2006              2005
                                                      ------------  -------------
Cash Flows from Operating Activities
  Net income                                           $  88,659       $    9,905
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities
    Depreciation and amortization                          8,456            6,538
  Changes in assets and liabilities
    Accounts receivable                                   (3,856)           2,178
    Inventories                                            4,121           16,816
    Prepaid expenses                                       3,262            6,332
    Accounts payable and accrued expenses                (17,691)           1,336
                                                        ---------       ---------
Total Adjustments                                         (5,708)          33,200
                                                        ---------       ---------
Net Cash Provided By
  Operating Activities                                    82,951           43,105
                                                        ---------       ---------
Cash Flow from Investing Activities
   Advances to affiliated companies                            -             (857)
   Patents pending                                        (3,604)          (5,587)
   Equipment and leasehold improvements                  (11,981)            (830)
   Interest Receivable                                      (276)            (304)
                                                        ---------       ----------
Net Cash Used in
  Investing Activities                                   (15,861)          (7,578)
                                                        ---------       ----------
Increase in Cash and Cash Equivalents                     67,090            35,527
                                                        ---------       ----------
  Cash and Cash Equivalents Beginning Period             131,261           102,419
                                                        ---------       ----------
  Cash and Cash Equivalents Ending Period               $198,351          $137,946
                                                        ========        ==========


The accompanying notes are an integral part of the financial statements.




                           BIOSYNERGY, INC.

                    NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED OCTOBER 31, 2006





Note 1 - Company Organization and Description
         ------------------------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2006 Annual Report or Form 10-KSB. The results of operations for the three months ended October 31, 2006 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 91.3% of the sales during the quarter ending October 31, 2006. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation and Amortization
-----------------------------
Equipment and leasehold improvements are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are

         ------------------------------------------------------
charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over 10 years or the term of the lease, if less; equipment is depreciated over 3 to 10 years.

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

Stock Options
-------------
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. SFAS 123R was effective for the Company as of May 1, 2006 and had no effect upon its financial position, results of operations or cash flow.

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

         ------------------------------------------------------
Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices.

Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of October 31, 2006, approximates their carrying value.

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

Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of October 31, 2006, approximates their carrying value.

Comprehensive Income (Loss)
--------------------------
The Company adopted the Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) include amounts that, under SFAS No. 130, are included in the comprehensive income (loss) but are excluded from net income (loss). There were no significant differences between the Company's net (loss) income and comprehensive (loss) income.

Income Taxes
------------
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. In addition, a valuation allowance can be provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company

         ------------------------------------------------------
has established a full valuation allowance on the aforementioned deferred tax assets due to the uncertainty of realization.

The components of deferred income taxes are as follows as of April 30, 2006 and 2005:

                                          2006          2005
                                      ----------   ------------
Deferred Tax Assets (Liabilities)
  Net operating loss carryforwards     $  7,508      $  13,200
  Other                                   2,996          4,724

  Less: Valuation allowance             (10,504)       (17,924)

  Net Deferred Tax Assets:             $      -      $       -

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                            Year Ended April 30,
                                       -----------------------------
                                         2006       2005        2004
                                       -------    --------   --------
U.S. federal statutory tax rate          15.0%     (34.0)%    (34.0)%
Utilization of net operating loss
   carryforwards                        (20.0)         -          -
Other                                   (21.0)         -          -
Change in valuation allowance            26.0       34.0       34.0
                                         -----      ------     ------
Consolidated Effective Tax Rate            - %         - %        - %
                                         =====      ======     ======

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

         ------------------------------------------------------
In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement no. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal 2007. Adoption of FASB Interpretation No. 48 is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

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


Note 3 - Inventories

Components of inventories are as follows:

                     April 30,            October 31,
                        2006                  2006
                    ----------           ------------
Raw materials       $   47,943            $   35,789
Work-in-process          9,259                10,973
Finished goods           4,139                10,458
                    ----------            ----------
                    $   61,341            $   57,220


Note 4 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share.
The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November 12, 2001; however, the Company extended the option to purchase all or a portion of the remaining 2,731,000 shares to November 12, 2004. The Company further extended this option to November 12, 2006. On September 30, 2002, the extended option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. On November 11, 2006, this option was exercised to the extent of 720,000 shares resulting in additional paid-in capital of $18,000. The option to purchase the remaining shares expired on November 12, 2006.

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

Prior to adopting SFAS 123R, the Company accounted for share-based employee compensation in accordance with the provisions of APB Opinion No. 24, "Accounting for Stock Issued to Employees" and complied with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - am amendment of FASB Statement No. 123". Compensation expense under APB No. 25 is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No share-based compensation cost was recognized in the Company's financial statements for the period ended October 31, 2006, as no options were granted during this time period.

The following table illustrates the effect on net income and earnings per share as if the Company has applied the fair value recognition provisions of SFAS 123(R) to share-based compensation at October 31, 2006 as compared to expense recorded in the current year:

                                          Six Months Ended October 31
                                          ---------------------------
                                               2006           2005
                                            -----------    ----------
Net income, as reported                       $88,659         $9,905
Stock-based compensation
    expense, net of related tax effects,
    using the fair market value method              -              -
Stock-based compensation
    expense included in reported
    net income, net of related tax
    effects under APB 25                            -              -
                                            -----------    ----------
         Pro forma net income                 $88,659         $9,905

Net income per common and common
 Equivalent share:
   Based and Diluted - As Reported                  -              -
   Basic and Diluted - Pro Forma                    -              -

The Company adopted the provisions of SFAS 123(R0 effective May 1, 2006 using a modified version of prospective application. This transition method provides that the Company would recognize compensation cost after the effective date as the requisite service is rendered for the portion of options outstanding at May 1, 2006, based on the grant-date fair value of those options calculated under Statement 123 for pro forma disclosures. No share-based payments were granted subsequent to the effective date. Under the modified version of prospective application, prior period statements have not been restated.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2006 and October 31, 2006:

                                         Stock of Affiliates
                                 -----------------------------------
                                              F.K. Suzuki
                                 Biosynergy,  International, Medlab,
                                 Inc.         Inc.           Inc.
                                 ----------   -------------  --------
F.K. Suzuki International, Inc.    31.6%          -   %       100.0%
Fred K. Suzuki, Officer             1.4          35.6          -
Lauane C. Addis, Officer             .1          32.7          -
James F. Schembri, Director         9.1           -            -
Mary K. Friske, Officer              .3            .2          -
Laurence C. Mead, Officer            .4           4.0          -
Beverly K. Suzuki, Officer           .7           -            -


As of October 31, 2006 and April 30, 2006, $24,136 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. As of October 31, 2006, the financial condition of FKSI was such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance was reclassified as a contra equity account.







Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                             Six Months Ending
                                                   July 31,
                                                2006       2005
                                            ---------- -----------
Numerator:
    Net income (loss) attributable to
     common shareholders                        88,659       9,905
Denominator:
    Weighted Average Outstanding
    Shares-Basic                            14,215,511  14,215,511

Earnings Per Share-Basic                          0.00        0.00
                                            ----------  ----------
Effect of dilutive common equivalent
shares - weighted average stock
options outstanding                               0.00        0.00

Weighted Average Outstanding
 Shares Diluted                             14,215,511  14,215,511
Earnings Per Share-Diluted                        0.00        0.00
                                            ----------  ----------

Note 7 - Major Customers

Shipments to one customer amounted to 38.93% of sales during the first six months of Fiscal 2007. As of October 31, 2006, there were outstanding accounts receivable from this customer of $82,930. Shipments to another customer amounted to 11.73% of sales during the first six months of Fiscal 2007. As of October 31, 2006, there were outstanding accounts receivable from this customer of approximately $14,139.






Item 2.  Management's Discussion of Financial Condition and Results of
         Operations
         -------------------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending October 31, 2006 ("2nd Quarter"), the net sales increased 14.04%, or $28,745, and increased 25.89%, or $103,593, during the six month period ending October 31, 2006, as compared to net sales for the comparative period ending in 2005. This increase in sales is primarily the result of an increase in sales of HemoTempR II. As of October 31, 2006, the Company had $6,205 in back orders.

In addition to the above, during the 2nd Quarter the Company had $1,914 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party.

Costs and Expenses
------------------
                                General
                                -------
The operating expenses of the Company during the 2nd Quarter increased overall by 3.51%, or $4,013, as compared to the 2nd quarter in 2005, and increased by 2.04%, or $5,430, for the six month period ending October 31, 2006, primarily due to an increase in health insurance premiums and labor wages, as well as purchases of production supplies.

                          Cost of Sales
                          -------------
The cost of sales during the 2nd Quarter increased by $15,831 and increased by $20,185 during the six month period ending October 31, 2006 as compared to these expenses during the same periods ending in 2005. As a percentage of sales, the cost of sales were 33.79% during the 2nd Quarter and 30.80% for the comparative quarter ending in 2005, and 29.19% during the six month period ending October 31, 2006 compared to 31.71% in 2005. The increase in cost of sales for the six month period ending October 31, 2006, primarily related to an increase in part time labor expenses, health insurance premiums and raw materials. Subject to unanticipated increases in raw materials or extraordinary expenses, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

                 Research and Development Expenses
                 ---------------------------------
Research and Development costs increased $2,902, or 15.36%, during the 2nd Quarter as compared to the same quarter in 2005. These costs increased by $4,048, or 10.38%, during the six month period ending October 31, 2006 as compared to the same period in 2005. This increase is due to an increase in salaries and travel expenses. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of the bacteria retardant agents.

                        Marketing Expenses
                        ------------------
Marketing expenses for the 2nd Quarter increased by $1,870, or 7.51%, as compared to the quarter ending October 31, 2005 and decreased by $2,938, or 5.28%, during the six month period ending October 31, 2006 compared to the six-month period ending October 31, 2005. This increase was due to an increase in salaries and travel expenses during the 2nd Quarter offset by a decrease in promotional materials during the quarter ending July 31, 2006 resulting in an overall decrease during the six month period ending October 31, 2006.

                General and Administrative Expenses
                -----------------------------------
General and administrative costs decreased by $759, or 1.1%, as compared to the 2nd quarter and increased by $4,320, or 2.52% during the six month period ending October 31, 2006, as compared to the same periods in 2005. This overall increase was due primarily to increase in accounting fees and product royalties payable as a percentage of net sales.

Net Income/Loss
---------------
The Company realized a net income of $37,980 during the 2nd Quarter as compared to a net income of $28,603 for the comparative quarter of the prior year. The Company also realized a net income of $88,659 for the six month period ending October 31, 2006 as compared to a net income of $9,905 during the same period in 2005. The increase in net income is a direct result of an increase in net sales.

As of April 30, 2006, the Company had net operating loss carryovers aggregating approximately $50,051. See "Financial Statements" for the effect of the net operating loss carryforwards on the Company's income tax position. The tax reform Act of 1986 did not alter the Company's net operating loss carryforward position, and the net operating loss carryforwards will be available and expire, if not used, as set forth in Footnote 2 to the Financial Statements for the six month period ending October 31, 2006. See "Financial Statements."

Assets/Liabilities
------------------
                              General
                              -------
Since April 30, 2006, the Company's assets have increased by $70,968 and liabilities have decreased by $17,691. The increase in assets, primarily cash, and decrease in liabilities, primarily accrued expenses, is due to the overall increase in profitability of the Company.


                    Related Party Transactions
                    --------------------------
The Company was owed $24,136 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2006. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include general operating expenses.
 See "Financial Statements." These expenses are incurred in the ordinary course of business. Although management believes it is cost effective to share common expenses with FKSI, collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, and thus $4,437 of such receivable has been classified as a non-current asset and the remainder as a contra equity account.

Effective November 12, 2001, but approved by the Board of Directors on March 21, 2002, the Company entered into a stock option agreement with Fred K. Suzuki, President, granting Mr. Suzuki an option to purchase 2,731,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. Mr. Suzuki exercised this option to the extent of 140,000 shares on September 30, 2002 for option price of $0.25 per share, resulting in additional paid-in-capital of $3,500. This option was scheduled to expire on November 12, 2004; however, it was extended for 2 years to November 12, 2006. Mr. Suzuki exercised this option on November 11, 2006 to the extent of 720,000 shares of the Company's common shares at an option price of $.025 per share. The stock option agreement terminated by its terms on November 12, 2006.

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 11.82 to 1, has increased compared to 7.38 to 1 at April 30, 2006. This increase in ratio of current asset to current liabilities reflects a material increase in cash provided by profitable operations of the Company. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must continue to be profitable.

Liquidity and Capital Resources
-------------------------------
During the six month period ending October 31, 2006, the Company experienced an increase in working capital of $81,530. This is primarily due to the Company's net income sustained during the six month period ending October 31, 2006.

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

The cash provided by operating activities was $82,951 during the six month period ending October 31, 2006. An aggregate of $15,861 was used for equipment purchases and patent expenses during this same period. Except for its operating working capital limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of October 31, 2006, the Company had $517,395 of current assets available. Of this amount, $19,094 was prepaid expenses, $57,220 was inventory, $136,829 was net trade receivables, $198,351 was cash, and $100,000 was short-term investments. The Company's cash flow from operations are considered adequate to fund the short-term capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs.

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

Item 3.     Controls and Procedures
            -----------------------
(a) The management of the Company has prepared and is responsible for the integrity of the information presented in this Quarterly Report for the period ending October 31, 2006, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principles and include, where necessary, informed estimates and judgments by management.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

     (10)  Material Contracts



(a) Stock Option Agreement, dated November 12, 2001, between the Company and Fred K. Suzuki (ii)

(b) Amended Stock Option Agreement, dated November 12, 2004, between the Company and Fred K. Suzuki. (iii)

     (11) Statement regarding computation of per share earnings- none.

     (15) Letter regarding unaudited interim financial information - none.

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

(b) Reports on Form 8-K during the second quarter of 2006 and thereafter through October 31, 2006: Form 8-K regarding Item 3.02 unregistered sale of equity securities filed November 11, 2006 announcing the exercise of Mr. Suzuki's stock option agreement.
- - - - - - - - - -
     (i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.
    (ii) Incorporated by reference to the Company's Annual Report on Form 10K for fiscal year ending April 30, 2002 filed with the Securities and Exchange Commission.
   (iii) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter and six-month period ending October 31, 2004 filed with the Securities and Exchange Commission.













Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.


Date December 14, 2006               /s/ Fred K. Suzuki
                                     ----------------------------
                                     Fred K. Suzuki
                                     Chief Executive Officer,
                                     Chairman of the Board,
                                     President and Treasurer


Date December 14, 2006               /s/ Laurence C. Mead
                                     ---------------------------------
                                     Laurence C. Mead
                                     Vice President/Manufacturing and
                                     Development, and Chief Accounting
                                     Officer

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

Dated: December 14, 2006

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

Dated: December 14, 2006

Laurence C. Mead
-----------------------------------------
Laurence C. Mead
Vice President/Manufacturing and
Development, and Chief Accounting Officer

                           EXHIBIT 32.1

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending October 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2006, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       -----------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer, President and Treasurer

Dated:  December 14, 2006

                           EXHIBIT 32.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
     PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending October 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C.
Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2006, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       --------------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and Development
                       And Chief Accounting Officer

Dated: December 14, 2006