Form 10KSB
period 2007-04-30
BIOSYNERGY INC
filed 2007-07-30
CIK 715812

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                      FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended 4/30/07
                                    -------
                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

[ ] FOR THE TRANSITION PERIOD FROM        TO
                                   ------    --------
Commission file number                 0-12459

Biosynergy, Inc.
(Name of small business issuer in its charter)

          Illinois                       36-2880990
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)      Identification No.)

1940 East Devon Avenue,
Elk Grove Village, Illinois                   60007
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number:             (847) 956-0471

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenue for its most recent fiscal year:
$ 980,303 .
------------

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2007 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2007 was 14,935,511.

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

Although the Company did not enter into any agreements materially affecting its operations during Fiscal 2007, the Company experienced an increase in sales of $163,236. The Company's sales of $980,303 in Fiscal 2007 were the highest in its history. The Company realized an after income tax profit of $131,596 for the fiscal year ending April 30, 2007 compared to a profit of $29,084 for Fiscal 2006 and a loss of $28,815 for Fiscal 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company did not introduce any new products in Fiscal 2007.
The Company, however, continued its development and review of the proposed products described in "Thermographic and Thermometric
Devices and Accessories" below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2007. The Company did not make any material sales to customers in the industrial markets.
Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company generated revenues from sales of the medical and laboratory products listed below in the medical and laboratory industry segment during the fiscal year ended April 30, 2007, 2006 and 2005. For a description of these products, see "Narrative Description of Business."

Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 2007, 2006 and 2005.


               Fiscal Year Ending
                 April 30, 2007
               ------------------

Medical and Laboratory           Sales of          Percentage of
Products                         Products          Total Sales
------------------------       -------------      ---------------
HemoTempR II BMD               $901,955.00            92.0%
TempTrendR TI                    21,292.00             2.2%
HemoTempR BMD                    18,968.00             1.9%
HemoTempR II Activator           15,675.00             1.6%
Hemo-CoolTM JR II                15,500.00             1.6%
LabTempR 40 ST                    3,087.00              .3%
StaFreezR FTI                     1,507.00              .2%
TempTrendR II TTD                 1,166.00              .1%
LabTempR 20 ST                      713.00              .1%
Hemo-CoolTM JR + Accessories        440.00              .0%
                               ------------          --------
                               $980,303.00<F1>       100.0%

                  Fiscal Year Ending
                    April 30, 2006
                  -------------------

Medical and Laboratory           Sales of          Percentage of
Products                         Products          Total Sales
---------------------------   ---------------      -------------
HemoTempR II BMD                $733,566.00             89.7%
HemoTempR II Activator            25,290.00              3.1%
TempTrendR TI                     20,842.00              2.5%
HemoTempR BMD                     19,822.00              2.4%
Hemo-CoolTM Jr II                  9,075.50              1.1%
LabTempR 40 ST                     4,927.00               .6%
LabTempR 20 ST                     1,441.00               .2%
StaFreezR FTI                        976.00               .1%
TempTrendR II TTD                    776.00               .1%
LabTempR60 ST                        290.00               .1%
Hemo-CoolTM JR + Accessories          62.50               .1%
                               --------------          ------
                                $817,067.50<F1>        100.0%


                   Fiscal Year Ending
                     April 30, 2005
                 ----------------------

Medical and Laboratory           Sales of         Percentage of
Products                         Products          Total Sales
----------------------------  ---------------     ---------------
HemoTempR II BMD                $681,265.00              89.1%
TempTrendR TI                     32,142.00               4.2%
HemoTempR BMD                     19,252.00               2.5%
HemoTempR II Activator            16,845.00               2.2%
Hemo-CoolTM JR II +
   Accessories                     7,079.50                .9%
TempTrendR II TTD                  3,308.00                .5%
LabTempR 40 ST                     2,462.75                .3%
LabTempR 20 ST                     1,146.00                .2%
StaFreezR FTI                        867.00                .1%
                               -------------            ------
                                $764,367.25<F1>         100.0%

----------------------------------
<F1> Includes discounts and returns.


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

Thermographic and Thermometric Devices and Other Products.
During the fiscal year ending April 30, 2007 the Company manufactured and marketed various medical, laboratory, and consumer thermometric and thermographic devices and accessories.
These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

1. The HemoTempR Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-6 degrees C., and not allowed to exceed 10 degrees C. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTempR BMD monitors the core temperature of a blood bag from 1-12degrees C., and replaces the impractical mercury thermometer susceptible to breakage. HemoTempR BMD once attached to the blood bag is usable throughout the life of the blood.

2. HemoTempR II BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 10-11o C. HemoTempR II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 4 degrees C. After being activated, the irreversible indicator remains blue colored for at least 72 hours unless the blood is warmed to a temperature of 10 degrees C. or above, in which case the indicator loses its blue color. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9 degrees C. HemoTempR II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

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

4. TempTrendR Temperature Indicator ("TI") is primarily used to monitor the temperature of urine specimens collected for drug testing to detect fraudulent urine specimens. Most common forms of drug testing require a urine specimen. However, the test is valid only if a legitimate urine specimen is collected which has not been altered by the subject to mask a drug abuse problem.
In order to eliminate altered or fraudulent urine specimens in tests on federal employees, federal government guidelines require that urine temperature be measured within four minutes of sample collection, and that the temperature be 90.5-98.9 degrees F. Temperature measurements taken with TempTrendR TI are simply a matter of observing the color illuminated number and recording the temperature. TempTrendR TI also provides a non-invasive method of monitoring the actual surface temperature trends of any body surface where temperature measurement is important, such as near joints in rheumatoid arthritis and to assess blood circulation.

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

6. LabTempR 20, LabTempR 40 and LabTempR 60 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTempR 20 STI indicates temperatures between 0-21 degrees C., LabTempR 40 STI monitors temperatures between 19-21 and 24-41 degrees C., while LabTempR 60 STI measures temperatures between 41-61 degrees C. These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

7. StaFreezR Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20 degrees C. Once the frozen product exceeds -20 degrees C., the liquid crystal indicator will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

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

9. ThermolyzerTM Liquid Conductive Cooling/Heating Device is a small product for providing continuous heating or cooling of medical fluids which are administered to patients, particularly for patients undergoing intravenous fluid administration during surgery or post-operative recovery. The device does not use electricity for heating or cooling the medical fluids.
The heating or cooling is accomplished by conduction, which is a process for transporting energy in a medium from one location to another without the involvement of any visible movement.

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

Manufacturing. The Company manufactures all of its products except for the HemoTempR II Activator and Hemo-CoolTM Jr. II TBCSS. These products are manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has thirty-one years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials.
The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

The Company has historically relied on its own sales and distribution efforts, rather than the use of the traditional product distributors, for a large portion of its sales. Nevertheless, the Company's primary distributor in the United States medical market, Fisher Scientific Company ("Fisher"), and the Company's other product distributors have increased their sales of the Company's products throughout the United States over the past few years. During Fiscal 2007, Fisher accounted for 40.13% of the Company's sales.

Cardinal Health, Inc. ("Cardinal") accounted for 12.51% of Company sales during Fiscal 2007. Cardinal is a leading provider and distributor of products and services supporting the healthcare industry. Cardinal is headquartered in Dublin, Ohio, employs more than 49,000 on five continents, and has annual revenues of more than $40 Billion. Management believes distributors will continue to be an important part of the Company's sales and distribution system in the future.

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

The Company has filed three patents which are pending related to its products and products under development. One patent application, "Liquid Conductive Cooling/Heating Device and Method of Use", application number 10/298,800, relating to the Company's thermolyzer, was filed on November 18, 2002. On April 26, 2007, a Notice of Allowance for this application was received by the U.S. Patent and Trademark Office. Once the issue fee is paid, the patent application will issue into a patent in approximately four months. The patent will expire on June 6, 2024.

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

As of April 30, 2007, the Company had $592,313 of current assets available. Of this amount, $56,538 was inventory, $124,540 was net trade receivables, and $387,100 represented cash and short-term cash investments.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2008 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, the receivables of the Company are impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. Fisher, the Company's primary independent product distributor, was directly responsible for 40.13% of the Company's net sales during the fiscal year ending April 30, 2007. Cardinal Health, Inc., the Company's other primary distirubted, accounted for 12.51% of the Company's net sales during the fiscal year ending April 30, 2007. At April 30, 2007, Fisher owed the Company $64,365 and Cardinal owed $18,905. No other customers accounted for 10% or more of the Company's net sales during Fiscal 2007. Management believes the loss of these distributors would materially reduce the revenues of the Company until the Company could retain the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company.

Backlogs. The Company had no backorders at April 30, 2007 compared to $37,450 at April 30, 2006.

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

The Company's HEMOTEMPR II BMD (blood bag temperature monitor) competes in the medical market against Safe-T-VueTM (William Laboratories, Inc.), MonitorMarkTM (3M) and WarmMarkTM (DeltaTrak). Management of the Company believes that the William Laboratories and 3M products are technically inferior to HEMOTEMPR II BMD in that they provide only an irreversible monitor with nothing to warn the user that blood is approaching an unsafe temperature. In addition, the William Laboratories product must be refrigerated prior to use, and, because of their design, both products can readily be dislodged from the blood bag. There are no known commercial competitors of the Company's HemoTempR II Activator or Hemo-CoolTM JR II
Blood Cooling/Storage Systems. Other manufacturers and distributors of portable coolers are not marketing their products for use in storing and transporting blood. Most portable coolers utilize ice for cooling, where the Company's Hemo-CoolTM JR II Blood Cooling/Storage Systems use an electric cooling system. Management of the Company believes its product provides a superior and more reliable method of keeping blood and other biologicals at desired cold temperatures.

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

Research and Development.  During Fiscal 2007, 2006 and 2005, the
Company spent $92,237, $82,576 and $110,600, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Information About Foreign and Domestic Operations and Export Sales. The Company had export sales of $15,545 during the last fiscal year, and export sales of $25,755 and $17,664 during the fiscal years ending in 2006 and 2005, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Environmental Protection Expenditures. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2008.

Employees. The Company presently has four full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), and three Vice Presidents. The Company also has two part-time employees in the production department.

Reports to Shareholders. The Company is not required to deliver annual reports to its shareholders. Historically, the Company has not delivered annual reports to its shareholders and does not intend to do so this year.
However, all written material filed with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission's Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. Such information may also be obtained from the Public
Reference Room by calling 1-800-SEC-0330 or by visiting the Securities and Exchange Commission's internet site at www.sec.gov. You may obtain copies of this annual report and other reports filed with the Securities and
Exchange Commission by contacting the Company at 1940 East Devon Avenue, Elk Grove Village, Illinois 60007, telephone number 847-956-0471.

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

The Company does not as a matter of policy invest in any derivative financial instruments or any other instruments as securities which are subject to market fluctuations which could adversely affect the financial condition or operations of the Company. The Company does not invest in real estate, mortgages or in entities owing or investing in real estate.

Item 3. Legal Proceedings
        -----------------

There is no material litigation threatened or pending against the Company or any of its properties.

Item 4. Submission of Matters to a Vote of Security
        Holders.
        -------------------------------------------

None.

                       PART II
                       -------

Item 5. Market for Common Equity and Related Shareholder
        Matters.
        ------------------------------------------------

Market Information. Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock.

Holders. As of April 30, 2007, there were approximately 858 shareholders of record of the Company's common stock.

Dividends. The Company has never declared any dividends and does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

Common Stock for Issuance Under Equity Compensation Plans. The Company entered into a Stock Option Agreement with Fred K. Suzuki, President and Chief Executive Officer of the Company which exired November 12, 2006. See "Item 10. Executive Compensation." The following table sets forth the aggregate number of shares subject to this option, the weighted average exercise price and the number of additional shares remaining for future issuance:


Plan Category              Number of Shares to      Weighted average    Number of shares
                           be issued upon exercise  exercise price of   remaining available
                           of outstanding options,  outstanding options for future issuance
                           warrants and rights      warrants and rights
-------------------------  -----------------------  ------------------- --------------------
                                 (a)                      (b)                   (c)
Equity compensation plans        None                    None                   None
  apporved by security
  holders

Equity compensation plans      2,591,000                 $.025                  None
  not approved by
  security holders<F1>

Total                          2,591,000                 $.025                  None



<F1>  On November 12, 1998, the Company granted an option to its
President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in-capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares. On September 30, 2002, the extended option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500. Effective November 12, 2004, the Company further extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,591,000 shares to November 12, 2006. On November 11, 2006, this option was exercised to the extent of 720,000 shares resulting in additional paid-in-capital of $18,000. The option to purchase the remaining shares expired on November 12, 2006.


Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.
         ------------------------------------------------

Net Sales. Net sales for the fiscal year ending April 30, 2007 were $163,236, or 19.98%, higher than the previous fiscal year, and $215,936, or 28.25%, higher than the fiscal year ending in 2005. The increase in sales during Fiscal 2007 was primarily due to increased sales of the
Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $168,390, or 22.96%, in sales of its HemoTempR II product in Fiscal 2007 as compared to Fiscal 2006, and an increase of $220,690 or 32.4% as compared to Fiscal 2005. The increase in net sales is a result of price increases as well as an increase in unit sales volume during Fiscal 2007.

Other Revenues. Interest income for Fiscal 2007 was $2,225 more than fiscal 2006 due to an increase in the interest rate paid on investments of available cash and the investment of additional available cash during the fiscal year ending April 30, 2007. Available cash of $100,000 was initially invested in a certificate of deposit dated July 29, 2005 with a maturity date of January 25, 2006. On January 25, 2006, the Company reinvested in a certificate of deposit with a new maturity date of July
24, 2006. On July 24, 2006 the Company reinvested in a certificate of deposit with a maturity date of January 20, 2007. In January 2007, the Company reinvested $100,000 in a 180-day certificate of deposit at an interest rate of 5.175%. The maturity date is July 19, 2007. The Company invested in an additional $100,000 certificate of deposit on March 7, 2007 for 180 days at an interest rate of 5.15%. The maturity date is October 7, 2007. The Company also realized $1,932 in miscellaneous income from subleasing a portion of the Company's storage space.

Costs and Expenses. Overall operating costs and expenses for the fiscal year ending April 30, 2007 increased by $24,891 compared to the fiscal year ending in 2006, and decreased by $2,010 compared to the fiscal year ending in 2005. The increase in operating costs and expenses for Fiscal 2007 was generally related to increased legal and employee expenses. With the exception of the above expenses, the overhead of the Company has remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 29.90% for the fiscal year ending April 30, 2007, 33.97% for the fiscal year ending in 2006 and 33.18% for the fiscal year ending in 2005. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in sales or increase in cost of raw materials.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 2007 by $9,661 or 11.70%, as compared to the fiscal year ending in 2006, and decreased by $18,363, or
16.61%, as compared to the fiscal year ending in 2005. The overall increase from Fiscal 2006 is due to increases in employee costs, supplies and periodicals. The Company is investigating several new products including certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. These development expenses have remained substantially constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business - Thermographic and Thermometric Devices and Accessories."

Marketing Expenses. The Company's marketing expenses were $114,066 in 2007 and $105,314 in 2006, as compared to $95,812 for the fiscal year ending in 2005. The increase for Fiscal 2007 was primarily due to increased labor costs and insurance. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth.

General and Administrative Expenses. The Company's general and administrative costs increased by $6,478 as compared to the 2006 fiscal year, and decreased by $1,901 as compared to the fiscal year ending in 2005. The increase was primarily the result of increases in legal fees, salaries and royalties, and the payment of directors fees. Except for unforeseen extraordinary items and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2008.

Net Income/Loss. The Company experienced a net profit after income taxes of $131,596 for Fiscal 2007 as compared to a net profit of $29,084 for Fiscal 2006 and a net loss of $22,815 for Fiscal 2005. The increase in profitability of the Company is due to increased revenues during Fiscal
2007.  See "Net Sales" above.

Income Taxes. For the first time in its history, the Company will be required to pay income taxes. Until Fiscal 2007, the Company was either not profitable or had operating loss carryforwards to offset any taxable income. The Company used all of its net operating loss carryforwards to reduce the income taxes for Fiscal 2007.

Assets. Since April 30, 2006, the Company's assets have increased by $175,638. This is primarily due to increased cash resulting from the Company's profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also "Related
Party Transactions" below.

Related Party Transactions. Effective November 12, 2004, the Company extended the stock option agreement with Fred K. Suzuki, President, originally granted November 12, 1998, for a two year period. The extension provides Mr. Suzuki an option to purchase 2,591,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock; however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. On November 11, 2006, this option was exercised to the extent of 720,000 shares resulting in additional paid-in-capital of $18,000. The option to purchase the remaining shares expired on November 12, 2006. See "Executive Compensation"

The Company purchased a new 2007 Honda Accord for $32,097. During the fiscal year ending April 30, 2007, the Company sold its 2002 Honda Accord automobile to Mr. Suzuki for $11,000. Mr. Suzuki transferred a 1992 Cadillac automobile to the Company as part of the purchase price for the 2002 Honda Accord. The Company used the 1992 Cadillac as a trade-in on a new 2007 Honda Accord.
The values of the 2002 Honda Accord sold to Mr. Suzuki and the 1992 Cadillac transferred by Mr. Suzuki to the Company were determined by a third party independent automobile dealer.

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2007 and $24,136 at April 30, 2006. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company effective April 30, 2006. The remaining $4,437 was repaid by FKSI during Fiscal 2007.

Liabilities. The Company's overall liabilities have increased by $26,042 since April 30, 2006. This increase represents provisions for Income Taxes and ordinary fluctuations in operations and does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 6.77 to 1, has decreased from 7.38 to 1 at April 30, 2006. The decrease in ratio of current assets to current liabilities does not represent a material change in the financial condition or operations of the Company, although it is reflective of an increase in current payables primarily related to income taxes due for Fiscal 2007.
In order to maintain the Company's asset/liability ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources.  During the fiscal year ending
April 30, 2007, the Company had an increase in net working capital of $112,715. The increase in net working capital is primarily due to the Company's realizing a profit in Fiscal 2007.

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

Cash provided by operating activities was $175,567 during Fiscal 2007. Cash provided by operating activities was $57,841 during Fiscal 2006 and cash used by operating activities was $27,158 during Fiscal 2005. An aggregate of $137,728 was also used for the purchase of short-term investments, equipment purchases, capitalized patent costs and advances to affiliated companies during Fiscal 2007. Except for operating capital, limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2007, the Company had $592,313 of current assets available. Of this amount, $21,911 was prepaid expenses, $56,538 was inventory, $124,540 was net trade receivables, and $387,100 was cash and cash equivalents. The Company's cash flow from operations are considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not return to profitability.

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

The Company's accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2007. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Stock Options - Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-based Payment" (SFAS 123R) whereby stock option expense is calculated at fair value using Black-Scholes Valuation model and amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company previously accounted for its stock option awards to employees under the intrinsic value based method of accounting prescribed by
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees". Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an
employee must pay to acquire the stock.   The Company made pro
forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (SFAS
123R), "Accounting for Stock-Based Compensation" by using the Black-Scholes option-pricing model. The Company has never granted options below market price on the date of grant.

Fair Value of Assets, Liabilities and Expenditures - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal year 2008. The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its financial condition or results of operations.

Income Taxes - In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal 2007. Adoption of FASB Interpretation No. 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

Accounting for Sales and Other Taxes - In June 2006, the Emerging Issues Task Force (EITF) issued Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 is effective for Fiscal 2008. The adoption of EITF 06-3 will have an immaterial impact on our financial position, results of operations and cash flows.

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

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk
          ---------------------------------------------

The Company has not entered into any transactions using derivative financial instruments, nor has the Company invested in any instruments or securities which are subject to market fluctuations which could adversely affect the financial condition or operations of the Company.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
         ------------------------------------------------

The Company retained the services of Blackman Kallick Bartelstein, LLP to audit the Company's annual Financial Statements as of April 30, 2007, 2006 and 2005, and to review the Company's quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company's accountants regarding accounting matters or financial disclosure.

Item 8A.  Controls and Procedures.
          ------------------------

(a) The management of the Company has prepared and is responsible for the integrity of the information presented in this Annual Report for the period ending April 30, 2007, including the Company's financial statements. These statements have been prepared in conformity with generally accepted accounting principals and include, where necessary, informed estimates and judgments by management.

(b) The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. Furthermore, within the 90 days prior to the date of filing this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be included in the Company's periodic SEC filings.

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

Item 9.  Directors and Executive Officers of the
         Registrant.
         ----------------------------------------

The executive officers and directors of the Company are:



Name              Age  Position with Company        Servied in Office Since
---------------- ----  ---------------------------  ------------------------
Fred K. Suzuki    77    President, Chief Executive    February, 1976 <F1>
                        Officer, Treasurer,
                        Director of Research and
                        Development, Director of
                        Marketing and Sales, and
                        Chairman of the Board of
                        Directors

Mary K. Friske    47    Vice President -              September, 1993
                        Administration,
                        Manager of Sales

Laurence Mead     45    Vice President -              April, 1994
                        Manufacturing, Chief
                        Operating Officer,
                        Chief Accounting Officer,
                        Manager of Financial
                        and Product Development

Beverly R. Suzuki 72    Vice President - Customer     June, 2005
                        Support

Lauane C. Addis   51    Corporate Counsel,            February, 1984
                        Secretary and                 December, 1985
                        Director                      February, 1987

James F. Schembri 72    Director                      November, 1990

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Company received three Form 4 statements during Fiscal 2007; one from Fred K. Suzuki, President, on November 11, 2006; one from Beverly R. Suzuki, Vice-President - Customer Service, on November 11, 2006; and one from James F.
Schembri, Director on July 28, 2006, all within the time prescribed by Section 16(a) of the Securities and Exchange Act. Except for the foregoing, the Company did not receive any reports during fiscal 2007 required to be filed by a director, officer or beneficial owner of more than 10% of the Company's common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company's common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April
30, 2007.

Audit Committee. The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principals and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Audit Committee also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual consolidated financial statements, review the unaudited quarterly financial statements of the Company, and perform other services for the Company. The Audit Committee arranges with such auditors the scope of the audit to be undertaken by them and any other services to be provided. The Audit Committee currently has one member, James F. Schembri, a director of the Company. The Board of Directors has determined that Mr. Schembri is a financial expert as a result of Mr. Schembri's experience described under "Business Experience" above. Mr. Schembri is an independent director as defined in Rule 401of Regulation S-
B under the Securities Act and the Securities Exchange Act.

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

Item 10. Executive Compensation.
         -----------------------

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2007 and 2006 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.


 Summary Compensation Table:


Name and Principal Position  Year  Salary   Bonus      Option and Warrant  All Other Compensation  Total
                                                           Awards <F2>              <F1>
---------------------------  ----  -------  --------   ------------------  ---------------------- ---------
Fred K. Suzuki, President,
Chairman of the Board, and
Chief Executive Officer      2007  $99,108  $10,000                                 $2,500         $129,608
                             2006  $94,900   $6,000                                    -           $103,400

Laurence C. Mead, Chief
Operating Officer, Vice
President/Manufacturing
and Development Chief
Accounting Officer and
Manager of Financial and
Product Development          2007  $84,230  $10,000                                 $13,945        $108,175


------------------------------
<F1> No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2007.
Mr. Mead also received $11,445 in lieu of accrued vacation.

<F2> See "Stock Options" below.

Stock Options. On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in-capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares. On September 30, 2002, the extended option was exercised to the extent of 140,000 shares resulting in additional paid-in-capital of $3,500. Effective November 12, 2004, the Company further extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,591,000 shares until November 12, 2006. On
November 11, 2006, this option was exercised to the extent of 720,000 shares resulting in additional paid-in capital of $18,000. The option to purchase the remaining shares expired on November 12, 2006. The following table sets forth the aggregate value as of April 30, 2007 of exercised options and the value of unexercised options related to the options held by Mr. Suzuki.


Outstanding Equity Awards at Fiscal Year-End:

                                                                                                                  Equity
                                                                                                      Equity      Incentive
                                                                                                      Incentive   Plan Awards
                                                 Equity                                               Plan        Markent or
                                                 Incentive                                            Awards;     Payout
                       Number of    Number of    Plan Awards                                          Number of   Value
                       Securities   Securities   Number of                                 Market     Unearned    of Unearned
                       Underlying   Underlying   Securities                     Number of  Value of   Shares,     Shares,
                       Unexercised  Unexercised  Underlying                     Shares or  Shares or  Units or    Units or
                       Options and  Options and  Unexercised                    Units of   Units of   Other       Other
                       Warrants     Warrants     Unearned     Option    Option  Stock that Stock that Rights that Rights that
              Option      (#)          (#)       Options and  Exercise  Expir-  Have not   Have not   Have not    Have not
              Grant                              Warrants     Price      ation  Vested     Vested     Vested      Vested
Name          Date     Exercisable Unexercisable    (#)        ($)      Date    (#)        ($)        (#)         ($)
------------- -------- ----------- ------------- ------------ -------- -------- ---------- ---------- ----------- ------------
Fred K.
Suzuki,
President,
Chairman
of the
Board, and
Chief
Executive
Officer       11/12/98  720,000<F1>  1,871,000                $0.025   11/12/06



------------------------
<F1> The Company's stock is traded in the over-the-counter market.
However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange. The Company estimates the price at which the option was grated to the President, was at or above market value per share of common stock on the date of grant, based on the limited historical trade activity. The option is subject to several contingencies, including, but not limited to Shareholder approval. Management believes this option has no value in excess of the fair market value of the Company's common stock, however, there was no independent analysis of this transaction. The option also contains anti-dilutive provisions in the event of a corporate capital reorganization.

Directors Compensation

The directors' compensation is determined by the Company's Compensation Committee and approved by the Board of Directors.
The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2007.

Directors Compensation Table


                                                    Fees Earned or Paid
Director Name                                             in Cash              Total
-------------------------------------------------  --------------------- ------------------
Fred K. Suzuki, President, Chairman of the Board,
and Chief Executive Officer                                 $2,500           $2,500

James F. Schembri, Director                                 $2,500           $2,500

Lauane C. Addis, Director and Secretary                     $2,500           $2,500

Laurence C. Mead, Director, Vice-President-
Manufacturing, Chief Operating Officer, and Chief
Accounting Officer <F1>                                      $2,500            $2,500

----------------
<F1>Does not include compensation received as an officer of the
Company. See also "Summary Compensation Table" above for more information.



All officers and directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. See
"Certain Relationships and Related Party Transactions."

The Company did not have any pension or profit sharing plans in effect for the benefit of its employees, including its officers and directors, during the fiscal year ending April 30, 2007. However, the Board of Directors has approved the adoption of a 401(k) retirement plan for the benefit if the Company's employees, including its officers. It is anticipated the 401(k) retirement plan will provide for the Company to match participant contributions up to 6% of the participant's compensation. Management of the Company believes it is important to adopt a retirement plan for the benefit of its employees to retain key employees and provide its employees with retirement benefits.

Compensation Committee. The Company formed a Compensation Committee of its Board of Directors at its annual meeting on June 29, 2006. The Compensation Committee makes all decisions concerning the compensation of the officers, directors and employees of the Company, including, but not limited to, the granting of options to acquire common stock of the Company. The current members of the Compensation Committee are James F. Schembri, director of the Company, and Lauane C. Addis, director and the Secretary of the Company.

Compensation Committee Charter. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is available without charge upon request delivered to the Company at its principal executive offices.

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters.
          -----------------------------------------------

The following table sets forth information as of April 30, 2007, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.


                                         Amount and Nature
                 Name and Address        of Beneficial       Percent of
Title of Class   of Beneficial Owner     Ownership           Class
---------------  ----------------------- ------------------  -----------

Common Stock     Fred K. Suzuki          5,526,146 shares      37.00%
                 710 S. Kennicott        of record and
                 Arlington Heights,      beneficial <F1>
                 Illinois 60005

Common Stock     F.K. Suzuki Inter-      4,497,146 shares      30.11%
                 national, Inc.          of record and
                 1940 E. Devon Ave.      beneficial
                 Elk Grove Village, IL
                 60007

Common Stock     Lauane C. Addis         4,506,146 shares      30.17%
                 1819 Orleans Circle     record and bene-
                 Elk Grove Village, IL   ficial <F2>
                                60007

Common Stock     James F. Schembri       1,291,500 shares       8.60%
                 3565 Port Cove Dr. #73  of record and
                 Waterford, MI 48328     beneficial <F3>

Common Stock     Mary K. Friske <F4>     41,000 shares of        .27%
                 940 Bradley Court       record and
                 Palatine, IL 60074      beneficial

Common Stock     Laurence C. Mead <F5>   61,250 shares of        .41%
                 1151 Warwick Cir. North record and
                 Hoffman Estates IL      beneficial
                 60194

Common Stock     Beverly R. Suzuki (6)   820,000 shares of       5.40%
                 710 S. Kennicott        record and
                 Arlington Heights IL    beneficial
                 60005

Common Stock     All directors and       7,436,896              49.79%
                 officers as a
                 group (6 members)

----------------------
<F1>	Fred K. Suzuki is President of F.K. Suzuki International,
Inc. ("FKSI") and owns 35.6% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares which are owned by FKSI and over 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants, including 720,000 shares of Company common stock purchased by Mr. Suzuki on November 11, 2006 upon exercise of his option to acquire such shares. See "Executive Compensation" and "Certain Relationships and Related Transactions."

<F2>	Mr. Addis personally owns 9,000 shares of the outstanding
Common Stock of the Company. In addition, Mr. Addis owns 32.7% of the outstanding Common Stock of FKSI, which owns 30.11% of the Common Stock of the Company. Mr. Addis is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares owned by FKSI.

<F3>	Included in the shares owned by Mr. Schembri are 66,000
shares in Mr. Schembri's individual retirement account for the benefit of Mr. Schembri.

<F4>	In addition to the Shares of outstanding common stock of the
Company owned by Mary K. Friske, she also owns 200 shares, or approximately .2%, of the outstanding common stock of FKSI, which owns 30.11% of the common stock of the Company.

<F5>	In addition to the common stock of the Company owned by
Laurence C. Mead, he also owns 4,000 shares, or approximately 4%, of the outstanding common stock of FKSI, which owns 30.11% of the common stock of the Company.

<F6>	Beverly R. Suzuki is deemed to be a beneficial owner by
reason of voting and disposition control of 100,000 shares owned by her and Fred K. Suzuki as joint tenants.

Changes in Control. The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company nor has a change in the control of the Company occurred during the last fiscal year.


Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

During the fiscal year ending April 30, 2007, the Company shared common office expenses with F.K. Suzuki International, Inc. ("FKSI"). At April 30, 2007, FKSI owed $19,699 to the Company in connection with such shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI's capital in the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Effective November 12, 2004, the Company extended for two years an existing option granting to Mr. Suzuki the right to purchase all or a portion of 2,591,000 shares of the Company' common stock at a purchase price of $0.025 per share. This option is subject to several contingencies including, but not limited to, shareholder approval. This option expired November 12, 2006 and was not renewed or extended. See "Executive Compensation."

During the fiscal year ending April 30, 2007, the Company sold its 2002 Honda Accord automobile to Mr. Suzuki for $11,000. Mr. Suzuki transferred a 1992 Cadillac automobile to the Company as part of the purchase price for the 2002 Honda Accord. The Company used the 1992 Cadillac as a trade-in on a new 2007 Honda Accord. The values of the 2002 Honda Accord sold to Mr. Suzuki and the 1992 Cadillac transferred by Mr. Suzuki to the Company were determined by an independent third party automobile dealer.

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley LLC, in the future. During Fiscal 2007, the Company paid $21,191.15 in legal fees to Stahl Cowen Crowley LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the
Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the
Company.

Item 13.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K
          ---------------------------------------------

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

        Balance sheets for the fiscal years ending April 30, 2007 and 2006.

        Statements of operations for the fiscal years ending April 30, 2007, 2006 and 2005.

        Statements of Shareholders' Equity (Deficit) for the fiscal years April 30, 2007, 2006 and 2005.

        Statements of Cash Flows of the Company for fiscal years ending April 30, 2007, 2006 and 2005.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

        No financial schedules for the fiscal years ending April
        30, 2007, 2006 and 2005 are submitted.

       Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10-KSB except for those otherwise shown on the financial statements or notes thereto contained in this report.

(a)(3)   The Following Exhibits are Filed as a Part of this
         Report:

     2. Plan of Acquisition, reorganization, arrangement, liquidation or succession - none.

     3.       a.	 Articles of Incorporation <F1>

              b.   By-Laws <F1>

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


Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

Blackman Kallick Bartelstein, LLP served as independent auditors for the fiscal year ended April 30, 2007, and it has acted as auditors for the Company since May 1, 2002.

Audit Fees. Fees billed by Blackman Kallick Bartelstein, LLP totaled $45,469 for the year-ended April 30, 2007 and $42,475 for the year-ended April 30, 2006. This included fees for the annual audit and reviews of all the Company's quarterly reports on Form 10-QSB.

Audit-Related Fees. Blackman Kallick Bartelstein, LLP did not bill any fees for professional services described in paragraph
9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees.  During the fiscal year ending April 30, 2007, Blackman
Kallick Bartelstein, LLP billed the Company $3,000 for professional fees related to tax services rendered to the Company. Blackman Kallick Bartelstein, LLP billed the Company $3,055 for professional fees related to tax services during the fiscal year ending April 30, 2006.

All Other Fees. Blackman Kallick Bartelstein, LLP did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company's audit committee is required to approve all non-audit services to be performed by Blackman Kallick Bartelstein, LLP. In this respect, the audit committee has considered with the provision of the tax services during the Company's fiscal year ending April 30, 2007 was compatible with maintaining the independence of Blackman Kallick Bartelstein, LLP. The audit committee has made a determination that the independence of Blackman Kallick Bartelstein, LLP will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2007 and April 30, 2006.


SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:  BIOSYNERGY, INC.

/s/ Fred K. Suzuki                     July 27, 2007
-----------------------------------    -------------
Fred K. Suzuki, Chairman of the             Date
Board of Directors, Chief Executive
Officer, President and Treasurer







In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki                     July 27, 2007
-----------------------------------    -------------
Fred K. Suzuki, Chairman of the             Date
Board of Directors, Chief Executive
Officer, President and Treasurer

/s/ Lauane C. Addis                    July 27, 2007
-----------------------------------    -------------
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

Dated: July 27, 2007

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

Dated: July 27, 2007

/s/ Laurence C. Mead
----------------------------------
Laurence C. Mead
Vice President-Manufacturing,
Chief Operating Officer, and Chief
Accounting Officer

                      Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB for the year ending April 30, 2007, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2007, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
--------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer

Dated: July 27, 2007

                  Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB for the year ending April 30, 2007, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2007, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
-------------------------------------
Laurence C. Mead
Vice President-Manufacturing and
Chief Accounting Officer

Dated: July 27, 2007

                         Biosynergy, Inc.

                  Financial Statements for the
            Years Ended April 30, 2007, 2006 and 2005

                      C o n t e n t s


                                   Reference	Page

Report of Independent Registered
  Public Accounting Firm		            1

Balance Sheets                     Exhibit A    2-3

Statements of Operations           Exhibit B    4

Statements of Stockholders'
 Equity                            Exhibit C    5

Statements of Cash Flows           Exhibit D    6

Notes to Financial Statements                   7-17

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

Board of Directors and Stockholders
Biosynergy, Inc.
Elk Grove Village, Illinois


We have audited the accompanying balance sheets of Biosynergy, Inc.
as of April 30, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.



July 24, 2007
Chicago, Illinois

                         Balance Sheets Follow

                              Biosynergy, Inc.

                               Balance Sheets

                          April 30, 2007 and 2006
--------------------------------------------------------------------------------




                                  Assets
                                  ------


                                                             2007          2006
                                                         -----------   -----------
Current Assets
	Cash                                               $   187,100   $   131,261
	Short-term investments                                 200,000       100,000
	Accounts receivable - Trade (Net of allowance for
	 doubtful accounts of $500 in 2007 and 2006)           124,540       132,973
	Inventories                                             56,538        61,341
	Prepaid expenses                                        21,911        22,356
	Due from affiliate                                           -         4,437
	Interest receivable                                      2,224         1,188
                                                         -----------   -----------
				Total Current Assets                 592,313       453,556
                                                         -----------   -----------
Equipment and Leasehold Improvements
	Equipment                                              196,176       177,386
	Leasehold improvements                                  16,497        16,497
                                                         -----------   -----------
                                                             212,673       193,883
	Less accumulated depreciation and amortization         151,129       161,741
                                                         -----------   -----------
				Total Equipment and Leasehold
                            Improvements                      61,544        32,142
                                                         -----------   -----------
Other Assets
	Patents less accumulated amortization                   18,052             -
	Patents pending                                         52,594        63,167
	Deposits                                                 5,947         5,947
                                                         -----------   -----------
				Total Other Assets                    76,593        69,114
                                                         -----------   -----------
                                                         $   730,450   $   554,812
                                                         ===========   ===========



      The accompanying noes are an integral part of the financial statements.

                                                                Exhibit A

===============================================================================





                  Liabilities and Stockholders' Equity
                  ------------------------------------


                                                           2007         2006
                                                       -----------   -----------
Current Liabilities
	Accounts payable                                 $    14,154   $    21,914
	Accrued compensation and payroll taxes                14,209        13,042
	Deferred rent                                          4,606         1,020
	Other accrued expenses                                   112            93
	Accrued vacation                                      20,905        25,375
	Income taxes payable                                  33,500             -
                                                       -----------   -----------
				Total Current Liabilities           87,486        61,444
                                                       -----------   -----------









Stockholders' Equity (Deficit)
	Common stock - No par value;
        authorized - 20,000,000shares;
        issued - 14,935,511 shares as of
        April 30, 2007 and 14,215,511 shares
        as of April 30, 2006                               660,988       642,988
	Receivable from affiliate                            (19,699)      (19,699)
	Retained earnings (accumulated deficit)                1,675      (129,921)
                                                       -----------   -----------
				Total Stockholders' Equity         642,964       493,368
                                                       -----------   -----------
                                                       $   730,450   $   554,812
                                                       ===========   ===========


                                                                   Exhibit B

                              Biosynergy, Inc.

                               Balance Sheets

                          April 30, 2007 and 2006
--------------------------------------------------------------------------------



                                                     2007           2006           2005
                                                 -----------   -----------   -----------
Net Sales                                        $   980,303   $   817,067   $   764,367

Cost of Sales                                        293,058       277,572       253,644
                                                 -----------   -----------   -----------
Gross Profit                                         687,245       539,495       510,723
                                                 -----------   -----------   -----------
Operating Expenses
	Marketing                                      114,066       105,314        95,812
	General and administrative                     334,778       328,300       336,679
	Research and development                        92,237        82,576       110,600
                                                 -----------   -----------   -----------
		Total Operating Expenses                 541,081       516,190       543,091
                                                 -----------   -----------   -----------
Income (Loss) from Operations                        146,164        23,305       (32,368)
                                                 -----------   -----------   -----------
Other Income
	Interest income                                  6,000         3,775         1,575
	Other income                                     1,932         2,004         1,978
	Gain on sale of vehicle                         11,000             -             -
                                                 -----------   -----------   -----------

		Total Other Income                        18,932         5,779         3,553
                                                 -----------   -----------   -----------
Income (Loss) Before Income Taxes                    165,096        29,084       (28,815)

Provision for Income Taxes                            33,500             -             -
                                                 -----------   -----------   -----------
Net Income (Loss)                                $   131,596   $    29,084   $   (28,815)
                                                 ===========   ===========   ===========
Net Income (Loss) Per Common Share -
 Basic and Diluted                               $         -   $         -   $         -
                                                 ===========   ===========   ===========

Weighted-Average Common Shares Outstanding        14,552,826    14,215,511    14,215,511
                                                 ===========   ===========   ===========




The accompanying notes are an integral part of the financial statements

                                                                 Exhibit C

                              Biosynergy, Inc.

                               Balance Sheets

                          April 30, 2007 and 2006
--------------------------------------------------------------------------------


                                                            Other and       Retained
                                      Common Stock          Receivable      Earnings
                              --------------------------    from           (Accumulated
                                Shares        Amount        Affiliate        Deficit)       Total
                              -----------   ------------   ------------   -------------  -----------
Balance, April 30, 2004       14,215,511    $    642,988   $         -    $    (130,190) $   512,798

Net Loss                               -               -             -          (28,815)     (28,815)
                              ----------    ------------   -----------    -------------  -----------
Balance, April 30, 2005       14,215,511         642,988             -         (159,005)     483,983

Deemed Distribution                    -               -       (19,699)               -      (19,699)

Net Income                             -               -             -           29,084       29,084
                              ----------    ------------   -----------    -------------  -----------
Balance, April 30, 2006       14,215,511         642,988       (19,699)        (129,921)     493,368

Exercise of Stock Option
  by Officer                     720,000          18,000             -                -       18,000

Net Income                             -               -             -          131,596      131,596
                              ----------    ------------    -----------   -------------  -----------
Balance April 30, 2007        14,935,511    $    660,988    $   (19,699)  $       1,675  $   642,964
                              ==========    ============    ===========   =============  ===========








The accompanying notes are an integral part of the financial statements.

                                                           2007       2006        2005
                                                        ---------   ---------   ---------
Cash Flows from Operating Activities
	Net income (loss)                                 $ 131,596	  $  29,084   $ (28,815)
	Adjustments to reconcile net income
	  (loss) to cash provided by (used in)
	  operating activities
		Depreciation and amortization                  16,284      12,416      11,917
		Gain on sale of vehicle                        (9,500)          -           -
		Changes in assets and liabilities
			Accounts receivable                       8,433      (2,745)     (3,704)
			Interest receivable                      (1,036)       (513)       (675)
			Inventories and prepaid expenses          5,248       5,743      (8,760)
			Deposits                                      -           -          68
			Accounts payable and accrued expenses     26,042     13,856       2,811
                                                        ----------  ----------  ---------
				Total Adjustments                   45,471      28,757      1,657
                                                        ----------  ----------  ---------
				Net Cash Provided by (Used in)
				 Operating Activities              177,067      57,841    (27,158)
                                                        ----------  ----------  ---------
Cash Flows from Investing Activities
	Payments from (advances to) affiliate                  4,437      (1,224)    (1,260)
	Purchase of equipment                                (45,598)    (15,878)    (6,494)
	Proceeds from sale of vehicle                          9,500           -          -
	Purchase of leasehold improvements                         -           -       (601)
	Patents and patents pending                           (7,567)    (11,897)   (16,545)
	Purchases of short-term investments                 (200,000)          -   (100,000)
	Redemption of short-term investments                 100,000           -          -
                                                        ----------  ----------  ---------
				Net Cash Used in
				 Investing Activities             (139,228)    (28,999)  (124,900)
                                                        ----------  ----------  ---------
Net Cash Provided by Financing Activities -
  Exercise of stock option by officer                       18,000           -          -
                                                        ----------  ----------  ---------
Increase (Decrease) in Cash                                 55,839      28,842   (152,058)

Cash, Beginning of Year                                    131,261     102,419    254,477
                                                        ----------  ----------  ---------
Cash, End of Year                                       $  187,100  $  131,261  $ 102,419
                                                        ==========  ==========  =========

                              Biosynergy, Inc.

                               Balance Sheets

                          April 30, 2007 and 2006
--------------------------------------------------------------------------------


Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the Hemo Temp II Blood Monitoring Device, accounted for approximately 89-92% of the sales in each of the last three years ending April 30. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


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

Depreciation and Amortization
-----------------------------
Equipment and leasehold improvements are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. The costs of significant leasehold improvements are capitalized and amortized over 10 years or the term of the lease, if less; the cost of equipment is depreciated over 3 to 10 years.

                              Biosynergy, Inc.

                               Balance Sheets

                          April 30, 2007 and 2006
--------------------------------------------------------------------------------
Note 2 - Summary of Significant Accounting Policies (Continued)

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

Stock Options
-------------
Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-based Payment" (SFAS 123R) whereby stock option expense is calculated at fair value using Black Scholes valuation model and amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company previously accounted for its stock option awards to an officer under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" by using the Black- Scholes option-pricing model. The Company has never granted options below market price on the date of grant.

                              Biosynergy, Inc.

                               Balance Sheets

                          April 30, 2007 and 2006
--------------------------------------------------------------------------------
Note 2 - Summary of Significant Accounting Policies

Stock Options (Continued)

Under the accounting provisions of SFAS 123R, the Company's prior period net income and net income per share would have been the pro forma amounts indicated below:

                                                  Year Ended April 30,
                                              ---------------------------
                                                 2007    2006      2005
                                              --------  -------  --------
	Net income (loss), as reported          $131,596  $29,084  $(28,815)
	 Stock-based compensation
	 expense, net of related tax effects,
	 using the fair value method                   -        -         -
	Stock-based compensation
	 expense included in reported
	 net income, net of related tax
	 effects under APB 25                          -        -         -
                                              --------  -------  --------
	Pro forma net income (loss)             $131,596  $29,084  $(28,815)
                                              ========  =======  ========

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

                              Biosynergy, Inc.

                               Balance Sheets

                          April 30, 2007 and 2006
--------------------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies (Continued)

Income (Loss) Per Common Share

The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net income (loss) per common share are the same for the years ended April 30, 2007, 2006 and 2005, as the common stock equivalents of the Company were anti-dilutive.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2007 and 2006, approximates their carrying value.

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

                              Biosynergy, Inc.

                               Balance Sheets

                          April 30, 2007 and 2006
--------------------------------------------------------------------------------


Note 2 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
--------------------------------
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal year 2009.
The Company is assessing the potential impact that the adoption of SFAS
No. 157 will have on its financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal year 2008. Adoption of FASB Interpretation No. 48 is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

In June 2006, the Emerging Issues Task Force (EITF) issued Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" (EITF 06-3). EITF 06-3 is effective for fiscal year 2008.
The adoption of EITF 06-3 will have an immaterial impact on our financial position, results of operations and cash flows.


Note 3 - Short-Term Investments

In January 2007, the Company reinvested $100,000 in a 180-day certificate of deposit at an interest rate of 5.175%. The maturity date is July 19, 2007. The Company invested in an additional $100,000 certificate of deposit on March 7, 2007 for 180 days at an interest rate of 5.15%. The maturity date is October 7, 2007.





Note 4 - Inventories

Components of inventories are as follows:

                           2007        2006
                        ---------   ---------
	Raw materials     $  40,244   $  47,943
	Work-in-process      10,134       9,259
	Finished goods        6,160       4,139
                        ---------   ---------
                        $  56,538   $  61,341
                        =========   =========


Note 5 - Income Taxes

The components of the net deferred income tax assets as of April 30 are as follows:

                                                 2007      2006
                                              ---------  ---------
	Total deferred tax assets
		Net operating loss carryforward    $     -    $  7,508
		Other                                6,583       2,996
	Valuation allowance recognized            (6,583)    (10,504)
                                               -------    --------
		Net deferred income tax assets     $     -    $      -
                                               =======    ========


Deferred income tax assets result primarily from net operating loss carryforwards, valuation allowances for inventories and accounts receivable and expenses not deductible for tax purposes until paid.

                              Biosynergy, Inc.

                               Balance Sheets

                          April 30, 2007 and 2006
--------------------------------------------------------------------------------

Note 5 - Income Taxes (Continued)

The provision for income taxes consists of the following components:

                                    2007       2006     2005
                                  -------   -------- ---------
	Current
		Federal               $26,000   $     -   $     -
		State                   7,500         -         -

                                  $33,500   $     -   $     -

	Deferred
		Federal               $ 3,043   $ 5,759   $(5,000)
		State	                    878     1,661    (1,442)
		Change in Valuation
		  Allowance            (3,921)   (7,420)    6,442
			  	          -------   -------   -------
                                  $     -   $     -   $     -
                                  -------   -------   -------
	Provision for Income Taxes  $33,500   $     -   $     -
                                  =======   =======   =======

                              Biosynergy, Inc.

                               Balance Sheets

                          April 30, 2007 and 2006
--------------------------------------------------------------------------------

Note 5 - Income Taxes (Continued)

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                    Year Ended April 30,
                                                 2007      2006       2005
                                               -------   -------    -------
	U.S. federal statutory tax rate            34.0%     34.0%    (34.0)%
	State income tax expense, net of
	  federal tax benefit                       3.0         -         -
	Effect of graduated federal tax rates     (14.3)     (8.5)     11.6
	Change in valuation allowance              (2.4)    (25.5)     22.4
                                               -------   -------    ------
	Consolidated Effective Tax Rate            20.3%        -%        -%
                                               =======   =======    ======

As of April 30, 2007, the Company had utilized all of its net operating loss carryforwards. A valuation allowance was established as of April 30, 2007 and 2006 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.


Note 6 - Stock Options

On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. The option is subject to several contingencies including, but not limited to, stockholder approval.
On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares of the Company's common stock at a purchase price of $.025 per share to November 12, 2004. On September 30, 2002, this option was exercised to the extent of 140,000 shares resulting in additional paid-in capital of $3,500.
This option was scheduled to expire on November 12, 2004; however, it was extended for two years to November 12, 2006. On November 11, 2006, this option was exercised to the extent of 720,000 shares resulting in additional paid-in-capital of $18,000. The option to purchase the remaining shares expired on November 12, 2006 and was not extended by the Company.




Note 6 - Stock Options (Continued)


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


The option extended on November 12, 2004 did not result in any fair value using the Black-Scholes option-pricing model. Therefore, no pro forma net loss or loss per share is applicable. In order to arrive at this determination, using the Black-Scholes option-pricing model, the following weighted-average assumptions were used for the period ended April 30, 2005:

                                          Expected            Risk-Free
                    Options     Exercise  Life      Dividend  Interest
Date of Issuance    Issued      Price    (Years)    Yield     Rate       Volatility
-----------------  ----------  --------- --------- ---------- ---------- ----------
November 12, 2004   2,731,000   $ .025      3         - %       5.0%        .001




Note 7 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2007:


                                             Stock of Affiliates
                                                  F.K. Suzuki
                                      Biosynergy, International,  Medlab,
                                         Inc.        Inc.          Inc.
                                      ----------- -------------- ---------
	F.K. Suzuki International, Inc.    30.1%        -  %        100.0%
	Fred K. Suzuki, Officer             4.1        35.6            -
	Lauane C. Addis, Officer             .1        32.7            -
	James F. Schembri, Director         8.6          -             -
	Mary K. Friske, Officer              .3          .2            -
	Laurence C. Mead, Officer            .4         4.0            -
	Beverly R. Suzuki, Officer          2.7          -             -


As of April 30, 2007 and 2006, $19,699 and $24,136, respectively, was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. As of April 30,2006, the financial condition of FKSI was such that it will unlikely be able to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance was reclassified as a contra equity account as of April 30, 2006. The remainder of the balance of $4,437 was shown as a current receivable as of April 30, 2006 and was repaid by FKSI in 2007.





Note 7 - Related Party Transactions (Continued)

During the fiscal year ended April 30, 2007, the Company sold its 2002 Honda Accord automobile to Mr. Suzuki for $11,000. Mr. Suzuki transferred a 1992 Cadillac automobile, valued at $1,500, to the Company as part of the purchase price for the 2002 Honda Accord. The Company used the 1992 Cadillac as a trade-in on a new 2007 Honda Accord. The values of the 2002 Honda Accord sold to Mr. Suzuki and the 1992 Cadillac transferred by Mr. Suzuki to the Company were determined by an independent third party automobile dealer.


Note 8 - Lease Commitments

In 2006, the Company entered into a five-year extension of the lease agreement for its current facilities, which expires on January 31, 2011. The base rent under the extended lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of April 30, 2007, the Company's approximate total future minimum lease payments are as follows:

	Year Ending April 30:
                       2008   $ 68,490
                       2009     70,545
                       2010     72,661
                       2011     55,712
                              --------
                    Total     $267,408

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $70,081, $73,125 and $74,140 for the fiscal years ended April 30, 2007, 2006 and 2005, respectively.


Note 9 - Major Customers

Shipments to one customer amounted to approximately 40%, 39% and 41% of sales in fiscal years 2007, 2006 and 2005, respectively. As of April 30, 2007 and 2006, there were outstanding accounts receivable from this customer of approximately $64,365 and $86,815, respectively. Shipments to another customer accounted for 13% of sales in fiscal 2007. As of April 30, 2007, there were outstanding accounts receivable from this customer of approximately $18,905.