Form 10QSB
period 2007-07-31
BIOSYNERGY INC
filed 2007-09-14
CIK 715812

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           July 31, 2007

-	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

      For the transition period from       to
                                     -----    -----

      Commission file number          0 -12459
                                     ----------
                  Biosynergy, Inc.
----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

       Illinois                                  36-2880990
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)

   1940 East Devon Avenue, Elk Grove Village, Illinois  60007
---------------------------------------------------------------------
             (Address of principal executive offices)

                          847-956-0471
---------------------------------------------------------------------
                  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      No X
                                          ----   ----

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,935,511

Transitional Small Business Disclosure Format (Check one): Yes X  No
                                                              ---   ----
SEC 2334 (8-03))	Persons who are to respond to the collection of
information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                            BIOSYNERGY, INC.

                    PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       Balance Sheets

--------------------------------------------------------------------
                          ASSETS

                                                   July 31, 2007   April 30,2007
                                                     Unaudited          Audited
                                                   --------------  --------------
Current Assets
   Cash							      158,868	      187,100
   Short-Term Investment				      200,000	      200,000
   Accounts receivable, Trade (Net of            	123,768           124,540
        allowance for doubtful accounts of $500
        at July 31, 2007 and April 30, 2007)
   Inventories                                    	 77,212            56,538
   Prepaid expenses                            		 24,670            21,911
   Interest Receivable					        2,273	        2,224
                                                      -------           -------
          Total Current Assets 			      586,791           592,313
                                                      -------           -------
   Equipment and Leasehold Improvements
   Equipment                            			201,001           196,176
   Leasehold improvements               			 16,497            16,497
                                                      -------           -------
                                              	      217,498           212,673

Less accumulated depreciation and amortization	     (156,354)         (151,129)
                                                      -------           -------
          Total Equipment and Leasehold
            Improvements, Net	                         61,144            61,544
                                                      -------           -------
Other Assets
Patents less Accumulated Amortization                  17,787            18,052
  Pending Patents                      	        	 60,335            52,594
  Deposits                                     		  5,947             5,947
                                                      -------           -------
  	Total Other Assets					 84,069	       76,593
                                                      -------           -------
                                        	      	732,004           730,450
                                                      =======           =======

The accompanying notes are an integral part of the financial statements.

	Liabilities and Shareholders' Equity
      ------------------------------------


                                                  July 31, 2007     April 30,2007
                                                    Unaudited        Audited
                                                 ---------------   ---------------
Current Liabilities
   Accounts payable                                    38,627            14,154
   Accrued compensation and payroll taxes    		 12,133            14,209
   Deferred rent                                  	  5,131             4,606
   Other accrued expenses              		           -                112
   Income Taxes Payable				                656            33,500
   Accrued vacation					       29,505            20,905
                                                     --------          --------
          Total Current Liabilities        	       86,052            87,486
                                                     --------          --------



Shareholders' Equity
      Common stock, No par value; 20,000,000
        authorized shares issued: 14,935,511
  Shares at July 31, 2007 and at April 30, 2007       660,988           660,988
  Receivable from Affiliate				      (19,699)	      (19,699)
  Retained Earnings					        4,663             1,675
                                                     --------          --------
          Total Shareholders' Equity		      645,952           642,964
                                                     --------          --------
                                                	732,004           730,450
                                                     ========          ========


The accompanying notes are an integral part of the financial statements.

                     Biosynergy, Inc.

                Statements of Operations

---------------------------------------------------------------------

					              Three Months Ended July 31
                                               2007           2006
                                            Unaudited      Unaudited
Net Sales                                   $  249,655     $  270,172

Cost of Sales                                   72,723         68,127
                                            ----------     ----------
Gross Profit                                   176,932        202,045

Operating Expenses
     Marketing                                  30,582         25,415
     General and administrative                125,379        106,288
     Research and development                   21,315         21,261
                                            ----------     ----------
          Total Operating Expenses             177,276        152,964
                                            ----------     ----------
(Loss) Income from Operations                     (344)        49,081
                                            ----------     ----------
Other Income
     Interest Income                             3,508          1,166
                                            ----------     ----------
     Other income                                  480            432
                                            ----------     ----------
          Total Other Income                     3,988          1,598
                                            ----------     ----------
Net Income Before Income Taxes              $    3,644     $   50,679
                                            ==========     ==========
Provision for Income Taxes                         656             -
                                            ----------     ----------
Net Income                                       2,988         50,679
                                            ----------     ----------
 Weighted-Average Common Stock
Outstanding-Basic and Diluted               14,935,511     14,215,511
                                            ==========     ==========


The accompanying notes are an integral part of the financial statements.

                          BIOSYNERGY, INC.

                STATEMENT OF SHAREHOLDERS' EQUITY

                THREE MONTHS ENDED JULY 31, 2007

                           Unaudited


                                         			Other and
                       			  Common Stock   	Related     Retained
                        		Shares    Amount 	Receivable 	Earnings    Total
                                  ---------- -------- ----------  ---------  --------
Balance, May 1, 2007              14,935,511 $660,988   (19,699)	$   1,675  $642,964

Net Income   	                        -        -         -	    2,988     2,988
                                  ---------- --------  ---------  ---------  --------
Balance, July 31, 2007            14,935,511 $660,988  $(19,699)	$   4,663  $645,952



The accompanying notes are an integral part of the financial statements.

                       BIOSYNERGY, INC.
                  STATEMENTS OF CASH FLOWS

                                                             Unaudited
                                                     THREE MONTHS ENDED JULY 31,
                                                          2007        2006
                                                     -----------  -----------
Cash Flows from Operating Activities
  Net income                                   	 	$   2,988    $   50,679
  Adjustments to reconcile net (loss
   income to cash provided by (use in)
   operating activities
     Depreciation and amortization                        5,489         3,950
     Changes in assets and liabilities
       Accounts receivable                                  772       (14,550)
       Inventories                                      (20,674)       (5,899)
       Prepaid expenses                                  (2,759)       (2,119)
       Interest Receivable                                  (49)        1,084
       Accounts payable and accrued expenses             (1,434)       (4,828)
                                                     -----------   -----------
         Total Adjustments                              (18,655)       22,362
                                                     -----------   -----------

Net Cash (Used In) Provided by Operating Activities     (15,667)       28,317

Cash Flow from Investing Activities
  Patents and Patents Pending                            (7,740)       (2,900)
  Purchase of Equipment               		         (4,825)           -
                                                     -----------   -----------

Net Cash Used in Investing Activities                   (12,565)       (2,900)
                                                     -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents        (28,232)       25,417
                                                     -----------   -----------

Cash Beginning Period                                 $ 187,100    $  231,261
                                                     -----------   -----------
Cash Ending Period                                    $ 158,868    $  156,678
                                                     ===========   ===========


The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-
QSB and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2007 Annual Report or Form 10-KSB. The results of operations for the three months ended July 31, 2007 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II
Blood Monitoring Device, accounted for approximately 91.98% of the sales during the quarter ending July 31, 2007. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation and Amortization

Equipment and leasehold improvements are stated at cost.
Depreciation is computed primarily on the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements



Note 2 - Summary of Significant Accounting Policies (Continued)

are capitalized and amortized over the term of the lease; equipment is depreciated over 3 to 10 years.

Revenue Recognition

The Company recognizes net sales revenue upon the shipment of product to customers.

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and once obtained, amortized over the life of the respective patent on the straight-line method.

Stock Options

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-based Payment" (SFAS 123R) whereby stock option expense is calculated at fair value using Black Scholes Valuation model and amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company previously accounted for its stock option awards under the intrinsic value based method of accounting prescribe by Accounting Principals Board Opinion No. 25,
"Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123
(SFAS 123), "Accounting for Stock-Based Compensation" by using the Black-Scholes option-pricing model. The Company has never granted options below market price on the date of grant. No share-based compensation cost was recognized in the Company's financial statements for the three month period ended July 31, 2007, as no options were granted or outstanding during this time period.

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



Note 2 - Summary of Significant Accounting Policies (Continued)

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

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices.
Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of July 31, 2007, approximates their carrying value.

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


Note 2 - Summary of Significant Accounting Policies (Continued)

valuation allowance on the aforementioned deferred tax assets due to the uncertainty of realization.

The components of deferred income taxes are as follows as of April
30, 2007 and 2006:

<TABLE
                                                         2007    	    2006
                                                     -----------   -----------
Deferred Tax Assets (Liabilities)
  Net operating loss carryforwards                   $     -       $    7,508
  Other                                                    6,583	      2,996

  Less: Valuation allowance                               (6,583)     (10,504)
                                                     -----------   -----------
  Net Deferred Tax Assets:                           $     -       $      -




The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                         Year Ended April 30,
                                                    --------------------------
                                                     2007      2006      2005
                                                    -------  --------  --------

U.S. federal statutory tax rate                       34.0%     34.0%   (34.0)%
State income tax expense, net of
   federal tax benefit                                 3.0         -        -
Effect of graduated federal tax rates                (14.3)     (8.5)    11.6
Change in valuation allowance                         (2.4)    (25.5)    22.4
                                                    -------- --------  -------
Consolidated Effective Tax Rate                       20.3%        -%       - %
                                                    ======   ========  ========

As of April 30, 2007, the Company had utilized all of its net operating loss carryforwards. A valuation allowance was established as of April 30, 2007 and 2006 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No 157 also establishes a fair value hierarchy that prioritizes


Note 2 - Summary of Significant Accounting Policies (Continued)

information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its financial condition or results of operations.

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

In June 2006, the Emerging Issues Task Force (EITF) issue Issue
No. 06-3, "How Taxes Collected from Customers and Remitted to
Governmental Authorities Should Be Presented in the Income
Statement (That is, Gross versus Net Presentation)" (EITF 06-3).
EITF 06-3 is effective for fiscal year 2008. The adoption of EITF 06-3 will have an immaterial impact on our financial position, results of operations and cash flows.

Short-Term Investments

In July 2007, the Company reinvested $100,000 in a 180-day certificate of deposit at an interest rate of 5.1%. The maturity date is January 15, 2008. The Company invested in an additional $100,000 certificate of deposit on March 7, 2007 for 180 days at an interest rate of 5.15%. The maturity date is October 7, 2007.

Note 3 - Inventories

Components of inventories are as follows:

                      April 30,        July 31,
                        2007             2007
                      ---------       ---------
Raw materials         $ 40,244         $ 47,668
Work-in-process         10,134           13,600
Finished goods           6,160           15,944
                      --------         --------
                      $ 56,538         $ 72,212
                      ========         ========

Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2007 and July 31, 2007:

                                                            Stock of Affiliates
                                                  ------------------------------------
                                                                 F.K. Suzuki
                                                  Biosynergy,  International, Medlab,
                                                      Inc.          Inc.       Inc.
                                                  ----------   -------------  --------
F.K. Suzuki International, Inc                       30.1%          -   %       100.0%
Fred K. Suzuki, Officer                               4.1          35.6           -
Lauane C. Addis, Officer                               .1          32.7           -
James F. Schembri, Director                           8.6           -             -
Mary K. Friske, Officer                                .3            .2           -
Laurence C. Mead, Officer                              .4           4.0           -
Beverly K. Suzuki, Officer                            2.7           -             -


As of July 31, 2007 and April 30, 2007, $19,699 was due from F.K.
Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance has been reclassified as a contra equity account.

Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                               Three Months Ending
                                                       July 31,
              	                             2007             2006
                                          -----------      -----------
Numerator:
    Net income (loss) attributable to
     common shareholders                 	    $2,988           $50,679
 Denominator:
    Weighted Average Outstanding
    Shares-Basic 			            14,935,511        14,215,511

Earnings Per Share-Basic     	  	            0.00              0.00
                                          ----------        ----------
Effect of dilutive common equivalent
shares - weighted average stock
options outstanding	              	      0.00              0.00

Weighted Average Outstanding
 Shares Diluted				      14,935,511        14,215,511

Earnings Per Share-Diluted		            0.00              0.00
                                          ----------        ----------



Note 7 - Major Customers

Shipments to one customer amounted to 35.39% of sales during the first three months of Fiscal 2008. As of July 31, 2007, there were outstanding accounts receivable from this customer of $67,190.
Shipments to another customer amounted to 12.51% of sales during the first three months of Fiscal 2008. As of July 31, 2007, there were outstanding accounts receivable from this customer of approximately $15,060.


Item 2. Management's Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending July 31, 2007 ("1st Quarter"), the net sales decreased 7.6%, or $20,517, as compared to net sales for the comparative quarter ending in 2006. This decrease in sales is primarily the result of a decrease in unit sales of HemoTempR II and Hemo-Cool, Jr. II during the 1st Quarter. At April 30, 2007, the Company had back orders for HempTempR II which were filled during the 1st Quarter. As a result, reorders of HemoTempR II were delayed during the 1st Quarter resulting in reduced unit sales. As of July, 31, 2007, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $3,988 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $3,508.

Costs and Expenses

                           General

The operating expenses of the Company during the 1st Quarter increased overall by 15.9%, or $24,312, as compared to the 1st quarter in 2006, primarily due to an increase in general administrative and marketing expenses. See "General and Administrative and Marketing Expenses" below.

                        Cost of Sales

The cost of sales during the 1st Quarter increased by $4,596 as compared to these expenses during the same quarter ending in 2006.
 This increase is due primarily to increased labor costs. As a percentage of sales, the cost of sales were 29.13% during the 1st
Quarter and 25.22% for the comparative quarter ending in 2006.
Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sale as a percentage of sales will materially change in the near future.

              Research and Development Expenses

Research and Development costs increased $54, or .26%, as compared to the same quarter in 2006. The Company is continuing to investigate certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

                     Marketing Expenses

Marketing expenses for the 1st Quarter increased by $5,167 or 20.33%, as compared to the quarter ending July 31, 2006. The
Company experienced increased labor and health insurance costs for marketing employees during the 1st Quarter accounting for the overall increase in Marketing expenses.

            General and Administrative Expenses

General and administrative costs increased by $19,091, or 17.97%, as compared to the 1st quarter ending in 2006. This increase was primarily the result of an increase in accounting and legal expenses incurred in the ordinary course of business. Management of the Company anticipates accounting and legal expenses related to the audit and review of the Company's financial statements and preparation of quarterly and annual reports for filing with the Securities and Exchange Commission will level off over time.
However, since a significant portion of these costs and expenses are related to new requirements and regulations promulgated by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 ("SOX"), including potential requirements for certification of internal controls and procedures under Section 404 of SOX, it is impossible to predict how much, if any, such new requirements and regulations will impact the Company's long term accounting and legal expenses.

Net Income

The Company realized net income of $2,988 during the 1st Quarter as compared to a net income of $50,679 for the comparative quarter of the prior year. The decrease in net income is primarily a result of decreased unit sales of the Company's products and increases in operating expenses discussed above.


Assets/Liabilities

                          General

Since April 30, 2007 the Company's assets have increased by $1,554 and liabilities have decreased by $1,434. The increase in assets (primarily inventories and prepaid expenses) is due primarily to lower unit sales and the payment of estimated income taxes. The decrease in liabilities (primarily Income taxes payable) is due to the payment of income taxes during the 1st Quarter related to the fiscal year ending April 30, 2007.

                 Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2007 and April 30, 2007. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement.
These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business.
See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI as of April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company.
As a result, as of April 30, 2006, $19,669 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 6.82 to 1, has increased compared to 6.77 to 1 at April 30, 2007. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.



Liquidity and Capital Resources

During the 1st Quarter, the Company experienced a decrease in working capital of $4,088. This is primarily due to payment of income taxes for the fiscal year ending April 30, 2007 in the 1st Quarter.

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

Cash used in operating activities during the three month period ending July 31, 2007 was an aggregate of $15,667 primarily due to an increase in inventories and prepaid expenses related to estimated payment of income taxes. In addition, $12,565 was used for patent procurement. Except for operating capital, including limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of July 31, 2007, the Company had $586,791of current assets available. Of this amount, $24,670 was prepaid expenses, $77,212 was inventory, $123,768 was net trade receivables $200,000 was short-term investments, and $158,868 was cash. The Company's available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

Stock Options - The Company accounts for its stock options granted to employees in accordance with the provisions of SFAS 123(R), "Share-based Payment." The Company is required to recognize the cost related to share-based compensation based on the fair value of the equity or liability issued pursuant to SFAS No. 123(R). The adoption of SFAS 123(R) will have an immaterial impact on the Company's financial position, results of operations and cash flow.

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

(a)	The management of the Company has prepared and is
responsible for the integrity of the information presented in this Quarterly Report for the period ending July 31, 2007, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

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

     (10)  Material Contracts - none,

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

Biosynergy, Inc.

Date September 13, 2007		/s/ Fred K. Suzuki
                          --------------------------------------
                          Fred K. Suzuki
                          Chief Executive Officer, Chairman
                          of the Board, President and Treasurer

Date September 13, 2007      /s/ Laurence C. Mead
                          --------------------------------------
                          Laurence C. Mead
                          Vice President/Manufacturing and
                          Development, Chief Financial Officer,
                          and Chief Accounting Officer

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f) and 15d-15f) for the small business issuer and we have:

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

Dated: September 13, 2007

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f) and 15d-15f) for the small business issuer and we have:

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

Dated: September 13, 2007

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

                      EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending July 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:
(1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2007, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       --------------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer, President and Treasurer

Dated:  September 13, 2007

                      EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending July 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:
(1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2007, and for the period then ended.

Biosynergy, Inc.

                 /s/ Laurence C. Mead
               --------------------------------------------
               Laurence C. Mead
               Vice President/Manufacturing and Development,
               Chief Financial Officer, and Chief Accounting Officer


Dated: September 13, 2007