Form 10QSB
period 2007-10-31
BIOSYNERGY INC
filed 2007-12-14
CIK 715812

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-- SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  October 31, 2007

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

                         Balance Sheets



                                    ASSETS

                                                      October 31, 2007   April 30,2007
                                                          Unaudited         Audited
                                                      ----------------   -------------
Current Assets
   Cash                                                     $176,427       $187,100
   Short-Term Investment                                     200,000        200,000
   Accounts receivable, Trade (Net of                        144,795        124,540
      allowance for doubtful accounts of $500
      at October 31, 2007 and April 30, 2007)
   Inventories                                                73,449         56,538
   Prepaid expenses                                           17,405         21,911
   Interest Receivable                                         1,760          2,224
                                                            --------       --------
            Total Current Assets                             613,836        592,313
                                                            --------       --------
Equipment and Leasehold Improvements
   Equipment                                                 202,071        196,176
   Leasehold improvements                                     16,497         16,497
                                                            --------       --------
                                                             218,568        212,673

   Less accumulated depreciation and amortization           (161,748)      (151,129)
                                                            --------       --------

     Total Equipment and Leasehold Improvements, Net          56,820         61,544
                                                            --------       --------

Other Assets
   Patents Less Accumulated Amortization                       17,523        18,052
   Pending Patents                                             65,794        52,594
   Deposits                                                     5,947         5,947
                                                            ---------      --------
            Total Other Assets                                 89,264        76,593
                                                            ---------      --------
                                                             $759,920      $730,450
                                                            =========      ========


The accompanying notes are an integral part of the financial statements.

                       Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                          $23,274       $14,154
   Accrued compensation and payroll taxes                      4,100        14,209
   Deferred rent                                               5,656         4,606
   Accrued vacation                                           28,918        20,905
   Other Accrued Expenses                                        274           112
   Income Taxes Payable                                    	       -        33,500
                                                           ---------      --------
          Total Current Liabilities                           62,222        87,486
                                                           ---------      --------



Shareholders' Equity
   Common stock, No par value; 20,000,000 Shares             660,988       660,988
    authorized;  14,935,511 Shares issued
    at October 31, 2007 and April 30, 2007
   Receivable From Affiliate                                 (19,699)      (19,699)
   Retained earnings                                          56,409         1,675
                                                            --------      --------
          Total Shareholders' Equity                         697,698       642,964
                                                            --------      --------
                                                            $759,920      $730,450
                                                            ========      ========


The accompanying notes are an integral part of the financial statements.

                                    Biosynergy, Inc.

                                 Statements of Operations
______________________________________________________________________________________


                                              Three Months Ended     Six  Months Ended
                                                  October 31,           October 31,
                                             ------------------- ----------------------
                                               2007      2006       2007        2006
                                           ---------- ---------- ---------- ----------
Net Sales                                    $259,419   $233,585   $509,074   $503,757

Cost of Sales                                  70,354     78,918    143,077    147,045
                                           ---------- ---------- ---------- ----------
Gross Profit                                  189,065    154,667    365,997    356,712
                                           ---------- ---------- ---------- ----------
Operating Expenses

  Marketing                                    29,002     27,242     59,584     52,658
  General and administrative                   69,509     69,564    194,887    175,852
  Research and development                     22,623     21,795     43,938     43,055
                                           ---------- ---------- ---------- ----------
     Total Operating Expenses                 121,134    118,601    298,409    271,565
                                           ---------- ---------- ---------- ----------
Income from Operations                         67,931     36,066     67,588     85,147
                                           ---------- ---------- ---------- ----------
Other Income

     Interest Income                            3,231      1,374      6,739      2,540
     Other Income                                 480        540        960        972
                                           ---------- ---------- ---------- ----------
          Total Other Income                    3,711      1,914      7,699      3,512
                                           ---------- ---------- ---------- ----------
Net Income Before Income Taxes                $71,642    $37,980    $75,287    $88,659

Provision for Income Taxes                     19,897          -     20,553          -

Net Income Per Common Stock -
   Basic and Diluted                           51,745          -     54,734          -
                                           ---------- ---------- ---------- ----------
Weighted-Average Common Stock
Outstanding-Basic                          14,935,511 14,215,511 14,935,511 14,215,511
  and Diluted
                                           ---------- ---------- ---------- ----------



The accompanying notes are an integral part of the financial statements.


                                 BIOSYNERGY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                        SIX MONTHS ENDED OCTOBER 31, 2007

                                  Unaudited



                      Common Stock      Other and Related   Retained
                 ---------------------      Receivables     Earnings
                   Shares      Amount                                      Total
                 ----------   --------  ----------------- -----------   ------------
Balance,
May 1, 2007      14,935,511   $660,988      $(19,699)     $   1,675       $642,964


Net Income                -          -            -          54,734         54,734
                  __________  _________     _________      ________       ________

Balance,
October 31, 2007  14,935,511  $660,988      $(19,699)      $ 56,409       $697,698
                  ==========  =========     =========      ========       ========







The accompanying notes are an integral part of the financial statements.



                                  BIOSYNERGY, INC.

                              STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                      SIX MONTHS ENDED OCTOBER 31,
                                                      ----------------------------
                                                        2007              2006
                                                      -----------    ------------
Cash Flows from Operating Activities
  Net income                                           $  54,734       $   88,659
  Adjustments to reconcile net income to cash
    provided by operating activities
    Depreciation and amortization                         10,619            8,456
  Changes in assets and liabilities
    Accounts receivable                                  (20,255)          (3,856)
    Inventories                                          (16,911)           4,121
    Prepaid expenses                                       4,506            3,262
    Interest receivable                                      464             (276)
    Accounts payable and accrued expenses                (25,264)         (17,691)
                                                       ----------      -----------
Total Adjustments                                        (46,841)          (5,984)
                                                       ----------      -----------
Net Cash Provided By
  Operating Activities                                     7,893           82,675
                                                       ----------      -----------
Cash Flow from Investing Activities
   Patents and patents pending                           (12,671)          (3,604)
   Equipment and leasehold improvements                   (5,895)         (11,981)
                                                       ----------      -----------
Net Cash Used in
  Investing Activities                                   (18,566)         (15,585)
                                                       ----------      -----------
Increase (Decrease) in Cash and Cash Equivalents         (10,673)           67,090
                                                       ----------      -----------
  Cash Beginning Period                                  187,100           131,261
                                                       ----------      -----------
  Cash Ending Period                                    $176,427          $198,351
                                                       ==========      ===========


The accompanying notes are an integral part of the financial statements.










Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2007 Annual Report on Form 10-KSB. The results of operations for the six months ended October 31, 2007 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTempR II Blood Monitoring Device, accounted for approximately 90.11% of the sales during the quarter ending October 31, 2007. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation and Amortization

Equipment and leasehold improvements are stated at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over 3 to 10 years.

Revenue Recognition

The Company recognizes net sales revenue upon the shipment of product to customers.

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and once obtained, amortized over the life of the respective patent on the straight-line method.

Stock Options

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-based Payment" (SFAS 123R) whereby stock option expense is calculated at fair value using Black Scholes Valuation model and amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company previously accounted for its stock option awards under the intrinsic value based method of accounting prescribe by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" by using the Black-Scholes option-pricing model. The Company has never granted options below market price on the date of grant. No share-based compensation cost was recognized in the Company's financial statements for the six month period ended October 31, 2007, as no options were granted or outstanding during this time period.

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

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of October 31, 2007, approximates their carrying value.

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

The components of deferred income taxes are as follows as of April 30, 2007 and 2006:

                                           2007    	   2006
                                         -----------  -----------
Deferred Tax Assets (Liabilities)
  Net operating loss carryforwards        $       -     $  7,508
  Other                                       6,583	     2,996

  Less: Valuation allowance                  (6,583) 	   (10,504)
                                          ----------    ---------
  Net Deferred Tax Assets:                $      -      $      -
                                          ==========    =========






Note 2 - Summary of Significant Accounting Policies (continued)

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                             Year Ended April 30,
                                      ----------------------------------
                                          2007        2006        2005
                                        -------     --------    --------
U.S. federal statutory tax rate           34.0%       34.0%      (34.0)%
State income tax expense, net of
   federal tax benefit                     3.0           -         -
Effect of graduated federal tax rates    (14.3)       (8.5)       11.6
Change in valuation allowance             (2.4)      (25.5)       22.4
                                        --------    --------    --------
Consolidated Effective Tax Rate           20.3%          - %         - %
                                        ========    ========    ========


As of April 30, 2007, the Company had utilized all of its net operating loss carryforwards. A valuation allowance was established as of April 30, 2007 and 2006 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its financial condition or results of operations.

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

Note 2 - Summary of Significant Accounting Policies (continued)

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

Short-Term Investments

In July 2007, the Company reinvested $100,000 in a 180-day certificate of deposit at an interest rate of 5.1%. The maturity date is January 15, 2008. The Company reinvested in an additional $100,000 certificate of deposit on October 23, 2007 for five months at an interest rate of 5.17%. The maturity date is March 11, 2008.

Note 3 - Inventories

Components of inventories are as follows:

                      April 30,        October 31,
                        2007              2007
                    ----------         -----------
Raw materials       $   40,244          $  53,412
Work-in-process         10,134             11,218
Finished goods           6,160              8,819
                    ----------          ---------
                    $   56,538          $  73,449
                    ==========          =========

Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.












Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2007 and October 31, 2007:

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


As of October 31, 2007 and April 30, 2007, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time prior to April 30, 2006. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance was reclassified as a contra equity account at April 30, 2006.












Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                         Six Months Ending
                                             October 31,
                                         2007          2006
                                      -----------   -----------
Numerator:
  Net income (loss) attributable to
   Common shareholders                    $54,734      $88,659
Denominator:
  Weighted Average Outstanding
   Shares-Basic                        14,935,511   14,215,511

Earnings Per Share-Basic                     0.00         0.00
                                       ----------   ----------
Effect of dilutive common equivalent
 Shares-weighted average stock
  Options outstanding                        0.00         0.00
Weighted Average Outstanding
 Shares Diluted                        14,935,511   14,215,511

Earnings Per Share-Diluted                   0.00         0.00
                                       ----------   ----------


Note 7 - Major Customers

Shipments to one customer amounted to 37.88% of sales during the first six months of Fiscal 2008. As of October 31, 2007, there were outstanding accounts receivable from this customer of $84,500. Shipments to another customer amounted to 13.32% of sales during the first six months of Fiscal 2008. As of October 31, 2007, there were outstanding accounts receivable from this customer of approximately $12,665.












Item 2.  Management's Discussion of Financial Condition and Results of
Operations

Net Sales/Revenues

For the three month period ending October 31, 2007 ("2nd Quarter"), the net sales increased 11.06%, or $25,834, and increased 1.06%, or $5,317, during the six month period ending October 31, 2007, as compared to net sales for the comparative periods ending in 2006.
This increase in sales is primarily the result of an increase in sales of HemoTempR, TempTrendR and HemoTempR II. As of October 31, 2007, the Company had no back orders.

In addition to the above, the Company had $3,711 and $7,699 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the 2nd quarter and the six month period ending October 31, 2007, respectively.

Costs and Expenses
                                General

The operating expenses of the Company during the 2nd Quarter increased overall by 2.14%, or $2,533, and increased by 9.89%, or $26,844, for the six month period ending October 31, 2007, as compared to the same periods ending in 2006. These increases were primarily due to an increase in health insurance premiums and labor wages, as well as an increase in income taxes, accounting fees and legal fees.

                          Cost of Sales

The cost of sales during the 2nd Quarter decreased by $8,564 and decreased by $3,968 during the six month period ending October 31, 2007 as compared to these expenses during the same periods ending in 2006. As a percentage of sales, the cost of sales were 27.12% during the 2nd Quarter and 33.79% for the comparative quarter ending in 2006; and 28.11% during the six month period ending October 31, 2007 compared to 29.19% in 2006. The decrease in cost of sales for the six month period ending October 31, 2007, primarily related to a decrease in part time labor expenses and raw material costs. Subject to unanticipated increases in raw materials or extraordinary expenses, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

                 Research and Development Expenses

Research and Development costs increased $828, or 3.8%, during the 2nd Quarter as compared to the same quarter in 2006. These costs increased by $883, or 2.05%, during the six month period ending October 31, 2007 as compared to the same period in 2006. This increase is due to the purchase of technical reference materials and an increase in travel expenses. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products and research intended to improve its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete its investigation and development of the bacteria retardant agents.

                        Marketing Expenses

Marketing expenses for the 2nd Quarter increased by $1,760, or 6.45%, as compared to the quarter ending October 31, 2006 and increased by $6,926, or 13.16%, during the six month period ending October 31, 2007 compared to the six-month period ending October 31, 2006. This increase was due to an increase in salaries, health insurance premiums and product brochure expenses incurred during the six month period ending October 31, 2007.

                General and Administrative Expenses

General and administrative costs decreased by $55, or .08%, in the 2nd Quarter, and increased by $19,035, or 10.83% during the six month period ending October 31, 2007, as compared to the same periods in 2006. This overall increase was due primarily to increase in accounting fees and legal expenses. Management of the Company anticipates accounting and legal expenses related to the audit and review of the Company's financial statements and preparation of quarterly and annual reports for filing with the Securities and Exchange Commission will level off over time. However, since a significant portion of these costs and expenses are related to new requirements and regulations promulgated by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 ("SOX"), including potential requirements for certification of internal controls and procedures under Section 404 of SOX, it is impossible to predict how much, if any, such new requirements and regulations will impact the Company's long term accounting and legal expenses.

Net Income

The Company realized a net income of $51,745 during the 2nd Quarter as compared to a net income of $37,980 for the comparative quarter in the prior year. The Company also realized a net income of $54,734 for the six month period ending October 31, 2007 as compared to a net income of $88,659 during the same period in 2006. The decrease in net income is a direct result of an increase in income taxes for 2007. Income taxes payable in 2006 were offset by net operating loss carryovers which are not available for 2007.

Assets/Liabilities
                              General

Since April 30, 2007, the Company's assets have increased by $29,470 and liabilities have decreased by $25,264. The increase in assets, primarily accounts receivables and inventory, and decrease in liabilities, primarily accrued expenses, is due to the overall profitability of the Company since April 30, 2007.


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

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 9.87 to 1, has increased compared to 6.77 to 1 at April 30, 2007. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2007, the Company experienced an increase in working capital of $46,787. This is primarily due to the Company's net income sustained during the six month period ending October 31, 2007.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company's investment in current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

The cash provided by operating activities was $7,893 during the six month period ending October 31, 2007. An aggregate of $18,566 was used for equipment purchases and patent expenses during this same period. Except for its operating working capital limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of October 31, 2007, the Company had $613,836 of current assets available. Of this amount, $17,405 was prepaid expenses, $73,449 was inventory, $144,795 was net trade receivables, $176,427 was cash, and $200,000 was short-term investments. The Company's cash flow from operations is considered adequate by management to fund the short-term capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although management is not currently aware of any such long-term capital needs.

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

Allowance for Bad Debts - The Company periodically performs credit evaluations of its customers and generally does not require collateral to support amounts due from the sale of its products. The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable. The actual bad debts of the Company may differ from the allowance estimated by Management in preparation of the Financial Statements accompanying this report.

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

Item 3.     Controls and Procedures

(a) The management of the Company has prepared and is responsible for the integrity of the information presented in this Quarterly Report for the period ending October 31, 2007, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principles and include, where necessary, informed estimates and judgments by management.

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

(c) The Company maintains systems of accounting and internal controls, policies and procedures designed to provide assurance that assets are properly accounted for, as well as to ensure that the financial records are reliable for preparing financial statements.
The systems are augmented by qualified personnel and are reviewed on a periodic basis. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

(d) The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is the opinion of the Audit Committee that such controls, policies and procedures are in effect to ensure that material regarding the Company is presented in this Quarterly Report.


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

Biosynergy, Inc.


Date December   , 2007
                                     ----------------------------
                                     Fred K. Suzuki
                                     Chief Executive Officer,
                                     Chairman of the Board,
                                     President and Treasurer

Date December   , 2007
                                     ---------------------------------
                                     Laurence C. Mead
                                     Vice President/Manufacturing and
                                     Development, Chief Financial
                                     Officer, Chief Accounting Officer
                                     and Director



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

Dated: December , 2007


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

Dated: December , 2007


-----------------------------------------
Laurence C. Mead
Vice President/Manufacturing and
Development, Chief Financial Officer,
Chief Accounting Officer and Director





                           EXHIBIT 32.1

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending October 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2007, and for the period then ended.

Biosynergy, Inc.


                       -----------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer, President and Treasurer

Dated:  December , 2007


                           EXHIBIT 32.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
     PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending October 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C.
Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2007, and for the period then ended.

Biosynergy, Inc.


                       --------------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and Development, Chief Financial Officer, Chief Accounting
                       Officer and Director

Dated: December , 2007