Form 10QSB
period 2008-01-31
BIOSYNERGY INC
filed 2008-03-14
CIK 715812

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        January 31, 2008

__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
      ACT

      For the transition period from __________ to ___________

Commission file number 	             0 -12459


                     Biosynergy, Inc.
-------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

       Illinois                                36-2880990
--------------------------------  ---------------------------------
(State or other jurisdiction      (IRS Employer Identification No.)
of incorporation or organization)

1940 East Devon Avenue, Elk Grove Village, Illinois  60007
-------------------------------------------------------------------
               (Address of principal executive offices)

					847-956-0471
-------------------------------------------------------------------
                      (Issuer's telephone number)

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

                        Balance Sheets

                            ASSETS

                                                         January 31, 2008  April 30,2007
                                                            Unaudited         Audited
                                                         ---------------  ---------------
Current Assets
  Cash and Cash Equivalents				            $236,845	      $187,100
  Short-term Investments				             200,000           200,000
  Accounts Receivable, Trade (Net of            		 152,209           124,540
     allowance for doubtful accounts of $500
     at January 31, 2008 and April 30, 2007)
  Inventories                                    		  65,046            56,538
  Prepaid Expenses                            		        25,756            21,911
  Interest Receivable					               1,771             2,224
                                                            --------          --------
         Total Current Assets 			             681,627           592,313
                                                            --------          --------
Equipment and Leasehold Improvements
  Equipment                            			       202,071           196,176
  Leasehold Improvements               			        16,497            16,497
                                                            --------          --------
                                                             218,568           212,673

  Less Accumulated Depreciation and Amortization	      (167,054)         (151,129)
                                                            --------          --------
         Total Equipment and Leasehold Improvements, Net	  51,514            61,544
                                                            --------          --------
Other Assets
  Patents Less Accumulated Amortization			        17,259            18,052
  Pending Patents						              65,794            52,594
  Deposits                                                     5,947             5,947
                                                            --------          --------
         Total Other Assets					        89,000	        76,593
                                                            --------          --------
                                       	       	      $822,141          $730,450
                                                            ========          ========

The accompanying notes are an integral part of the financial statements.

                            Liabilities and Stockholders' Equity


Current Liabilities
  Accounts Payable                                	       $15,384           $14,154
  Accrued Compensation and Payroll Taxes    	              12,300            14,209
  Deferred Rent                                                6,182             4,606
  Accrued Vacation					              28,626            20,905
  Provision for Income Tax				              18,652            33,500
  Other Accrued Expenses				                  86               112
                                                            --------          --------
          Total Current Liabilities        	              81,230            87,486
                                                            --------          --------

Shareholders' Equity
  Common Stock, No Par Value; 20,000,000
    Authorized Shares Issued: 14,935,511
    Shares at January 31, 2008 and at April 30, 2007 	       660,988           660,988
  Receivable From Affiliate				             (19,699)          (19,699)
  Retained Earnings                          			  99,622             1,675
                                                            --------          --------
          Total Shareholders' Equity			       740,911           642,964
                                                            --------          --------
                                                            $822,141          $730,450
                                                            ========          ========

The accompanying notes are an integral part of the financial statements.

                         Biosynergy, Inc.

                     Statements of Operations

					        Three Months Ended	  Nine Months Ended
					            January 31,		       January 31,
                                        2008       2007         2008       2007
                                     ---------- ----------   ---------- ----------
Net Sales	                           $261,329   $240,030	   $770,403	  $743,787
Cost of Sales	                       75,646     71,728      218,723    218,774
                                     ---------- ----------   ---------- ----------
Gross Profit	                      185,683    168,302      551,680    525,013
                                     ---------- ----------   ---------- ----------
Operating Expenses
  Marketing	                             28,090     31,986       87,675     84,644
  General and administrative	           78,439	    77,479	    281,583	   253,331
  Research and development	           20,350	    25,282       64,287     68,337
                                     ---------- ----------   ---------- ----------
     Total Operating Expenses	          126,879    134,747      433,545    406,312
                                     ---------- ----------   ---------- ----------
Net Income from Operations               58,804     33,555      118,135    118,701
                                     ---------- ----------   ---------- ----------

Other Income
    Interest Income	                  3,410      1,356       10,149      3,896
    Other Income                            480        480        1,440      1,453
                                     ---------- ----------   ---------- ----------
Total Other Income                        3,890      1,836       11,589      5,349
                                     ---------- ----------   ---------- ----------
Net Income Before Income Taxes	    $62,694    $35,391     $129,724   $124,050
Provision for Income Tax	           19,480	         -       31,777	         -
                                     ---------- ----------   ---------- ----------
Net Income	                            $43,214    $35,391      $97,947   $124,050
                                     ---------- ----------   ---------- ----------
Net Income Per Common
 Stock-Basic and Diluted                      -          -         $.01       $.01
                                     ---------- ----------   ---------- ----------
Weighted- Average Common Stock
   Outstanding-Basic and Diluted     14,935,511 14,857,250   14,935,511 14,429,424



The accompanying notes are an integral part of the financial statements.

                            BIOSYNERGY, INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY

                 NINE MONTHS ENDED JANUARY 31, 2008

                               Unaudited



      	             Common Stock       Other and Related  Retained
                     Shares       Amount     Receivables       Earnings       Total
                   ----------   ---------    ---------        ---------      --------
Balance,
May 1, 2007        14,935,511    $660,988     $(19,699)        $  1,675      $642,964


Net Income                  -          -                         97,947        97,947
                   ----------   ---------    ---------        ---------      --------
Balance,
January 31, 2008   14,935,511    $660,988     $(19,699)         $99,622      $740,911







The accompanying notes are an integral part of the financial statements.

                              BIOSYNERGY, INC.

                        STATEMENTS OF CASH FLOWS

                                                                  Unaudited
                                                         NINE MONTHS ENDED JANUARY 31,
                                                              2008         2007
                                                          ----------   -----------
Cash Flows from Operating Activities
  Net Income                                                $97,947     $124,050
  Adjustments to Reconcile Net Income to
    Cash Provided by Operating Activities
  Depreciation and Amortization                              15,925       11,828
  Changes in Assets and Liabilities
     Accounts Receivable                                    (27,669)       5,373
     Inventories                                             (8,508)      (2,988)
     Prepaid Expenses                                        (3,845)      (7,016)
     Interest Receivable 453 1030
     Accounts Payable and Accrued Expenses                   (6,256)     (16,702)
                                                           ---------    ---------
          Total Adjustments                                 (29,900)      (8,475)
                                                           ---------    ---------
          Net Cash Provided by Operating Activities          68,047      115,575
                                                           ---------    ---------
Cash Flow from Investing Activities
  Patents Pending		                                    (12,407)      (5,001)
  Equipment and Leasehold Improvements	                   (5,895)     (11,981)
                                                           ---------    ---------
          Net Cash Used in Investing Activities             (18,302)     (16,982)
                                                           ---------    ---------
Financing Activities
  Exercise of Stock Option by Officer (Note 4)	                  -       18,000
                                                           ---------    ---------
          Net Cash Provided by Financing Activities               -       18,000
                                                           ---------    ---------
Increase in Cash and Cash Equivalents                        49,745      116,593
                                                           ---------    ---------
Cash and Cash Equivalents, Beginning Period                 187,100      131,261
                                                           ---------    ---------
Cash and Cash Equivalents, End of Period                   $236,845     $247,854
                                                           =========    =========



The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2007 Annual Report or Form 10-KSB. The results of operations for the three and nine months ended January 31, 2008 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.2% of the sales during the quarter ending January 31, 2008. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Revenue Recognition
-------------------
The Company recognizes net sales revenue upon invoicing after the shipment of product to customers.

Research and Development and Patents
------------------------------------
Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and once obtained, amortized over the life of the respective patent on the straight-line method.

Stock Options
-------------
Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-based Payment" (SFAS 123R) whereby stock option expense is calculated at fair value using Black Scholes Valuation model and amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company previously accounted for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees."
Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" by using the Black-Scholes option pricing model. The Company has never granted options below market price on the date of grant. No share-based compensation cost was recognized in the Company's financial statement s for the nine moth period ended January 31, 2008, as no options were granted or outstanding during this time period.

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

Income Per Common Share
-----------------------
The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share.

Fair Value of Financial Instruments
------------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of January 31, 2008, approximates their carrying value.

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

The components of deferred income taxes are as follows as of April 30, 2007 and 2006:

                                         2007      2006
                                      --------  ---------
Deferred Tax Assets (Liabilities)
  Net operating loss carryforwards    $     -   $  7,508
  Other                                 6,583      2,996

  Less: Valuation allowance            (6,583)   (10,504)
                                      --------  ---------
  Net Deferred Tax Assets:            $     -   $      -
                                      ========  =========

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                            Year Ended April 30,
                                       -----------------------------
                                         2007      2006     2005
                                       -------   -------  --------
U.S. federal statutory tax rate          34.0%    34.0%    (34.0)%
State income tax expense, net of
     Federal tax benefit                  3.0        -         -
Effect of graduated federal tax rates   (14.3)    (8.5)     11.6
Change in valuation allowance            (2.4)   (25.5)     22.4
                                       -------   -------  -------
Consolidated Effective Tax Rate          20.3%      - %       - %
                                       =======   =======  =======

As of April 30, 2007, the Company had utilized all of its net operating loss carryforwards. A valuation allowance has been established as of April 30, 2007 and 2006 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.

Recent Accounting Pronouncements
--------------------------------
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), "Business Combinations." SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the

Company beginning in the first quarter of fiscal 2010 (May 1, 2010). The Company is assessing the potential impact that the adoption of this revision will have on its financial condition and results of operations.

In February 2007, the FASB issued SFAS NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115." SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to b measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal 2009 (May 1, 2009). The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51." SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.
 This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2010). The Company is assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, established a framework for measuring fair value and expands disclosures about fair value measurements.
 SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset of liability. SFAS No. 157 will be effective for the Company beginning in fiscal year 2009. The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement no. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal 2008. Adoption of FASB Interpretation No. 48 is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

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

Short-Term Investments
----------------------
In January 2008, the Company reinvested $100,000 in a four month certificate of deposit at an interest rate of 4.58%. The maturity date is May 18, 2008. The Company reinvested in an additional $100,000 certificate of deposit on October 11, 2007 for five months at an interest rate of 5.17%. The maturity date is March 11, 2008.

Note 3 - Inventories

Components of inventories are as follows:

                      April 30,           January 31,
                        2007                  2008
                    -----------           -----------
Raw materials       $   40,244             $ 45,856
Work-in-process         10,134               11,075
Finished goods           6,160                8,115
                    ----------            -----------
                    $   56,538             $ 65,046
                    ==========            ===========

Note 4 - Common Stock

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


Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2007 and January 31, 2008:

                                         Stock of Affiliates

                                              F.K. Suzuki
                                Biosynergy,  International,  Medlab,
                                   Inc.          Inc.         Inc.
                                ----------   -------------- --------
F.K. Suzuki International, Inc    30.1%          -   %        100.0%
Fred K. Suzuki, Officer            6.2          35.6             -
Lauane C. Addis, Officer            .1          32.7             -
James F. Schembri, Director        8.6             -             -
Mary K. Friske, Officer             .3            .2             -
Laurence C. Mead, Officer           .4           4.0             -
Beverly K. Suzuki, Officer         2.7             -             -


As of January 31, 2008 and April 30, 2007, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time prior to April 30, 2006. No interest income is received or accrued by the Company. Since April 30, 2006, the financial condition of FKSI has been such that it will unlikely be able to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the entire receivable balance was reclassified as a contra equity account at April 30, 2006.


Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                            Nine Months Ending
                                                 January 31
							  2008          2007
                                            ----------- -----------
Numerator:
    Net income (loss) attributable to
     common shareholders                       $97,947    $124,050
Denominator:
    Weighted Average Outstanding
    Shares-Basic 				        14,935,511  14,935,511

Earnings Per Share-Basic     	  		        0.00        0.00
                                            ----------- -----------

Effect of dilutive common equivalent
  Shares - weighted average stock
    Options outstanding				        0.00        0.00

Weighted Average Outstanding
 Shares Diluted					  14,935,511  14,935,511

Earnings Per Share-Diluted		  	        0.00        0.00
                                            ----------- -----------


Note 7 - Major Customers

Shipments to one customer amounted to 39.71% of sales during the first nine months of fiscal 2008. As of January 31, 2008, there were outstanding accounts receivable from this customer of $88,040. Shipments to another customer amounted to 14.13% of sales during the first nine months of Fiscal 2008. As of January 31, 2008, there were outstanding accounts receivable from this customer of approximately $18,015.



Item 2.  Management's Discussion of Financial Condition and
         Results of Operations
         --------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending January 31, 2008 ("3rd Quarter"), the net sales increased 8.88%, or $21,299, and increased 3.58%, or $26,616, during the nine month period ending January 31, 2008, as compared to net sales for the comparative periods ending in 2007. This increase in net sales is primarily the result of an increase in HemoTempR, HemoTempR II, TempTrendR,
TempTrendR II, and HT2 Activat sales.   In January, 2008, there
was an increase in the distributor price for the Company's products. This accounted for an increase in net sales of 0.55%, or $1,415, for the three month period ending January 31, 2008.

In addition, during the 3rd quarter the Company had $3,890 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party.

Costs and Expenses
------------------
	                    General

The operating expenses of the Company during the 3rd Quarter decreased overall by 5.84%, or $7,868, as compared to the 3rd quarter in 2007, primarily due to a decrease in bonuses to employees. The operating expenses of the Company increased by 6.71%, or $27,233 for the nine month period ending January 31, 2008, primarily due to an increase in salaries to employees.

                       Cost of Sales

The cost of sales during the 3rd Quarter increased by $3,918 due to an increase in salaries and decreased by $51 during the nine month period ending January 31, 2008 as compared to these expenses during the same periods ending in 2007. Increases were primarily due to an increase in salaries. As a percentage of sales, the cost of sales were 28.95% during the 3rd Quarter and 28.89% for the comparative quarter ending in 2007, and 28.39% during the nine month period ending January 31, 2008 compared to 29.42% in 2007. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

	          Research and Development Expenses

Research and Development costs decreased $4,932, or 19.51% during the 3rd Quarter, as compared to the same quarter in 2007. These costs decreased by $4,050, or 5.93% during the nine month period ending January 31, 2008 as compared to the same period in 2007. The overall decrease in research and development is due primarily to a decrease in employee bonuses. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products.
The Company is uncertain how much of its resources will be required to complete its investigation and development of these products.

	                Marketing Expenses

Marketing expenses for the 3rd Quarter decreased by $3,896, or 12.18%, as compared to the quarter ending January 31, 2007. These costs increased by $3,031, or 3.58%, during the nine month period ending January 31, 2008 as compared to the same period in 2007. This increase is due to an increase in employee salaries and thermolyzer expenses and offset by decreases in employee bonuses.

	        General and Administrative Expenses

General and administrative costs for the 3rd Quarter increased by $960, or 1.24%, as compared to the 3rd quarter ending January 31, 2007, primarily due to increased salaries, health insurance, supplies, regulatory fees, and offset by the decrease in employee bonuses. General and administrative costs increased by $28,252, or 11.16%, during the nine month period ending January 31, 2008, as compared to the same periods in 2007, primarily due to increased salaries, health insurance, supplies, regulatory fees, legal and patent fees and accounting costs, offset by a decrease in employee bonuses.

Net Income Before Income Taxes
------------------------------
The Company realized net income before income taxes of $62,694 during the 3rd Quarter as compared to net income of $35,391 for the comparative quarter of the prior year. The Company also realized net income before income taxes of $129,724 for the nine month period ending January 31, 2008 as compared to net income of $124,050 during the same period in 2007.


Assets/Liabilities
------------------
	                    General

Since April 30, 2007 the Company's assets have increased by $91,691 and liabilities have decreased by $6,256. The increase in assets, primarily cash and accounts receivable, is a result of an increased profitability of the Company.

	            Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2008 and April 30, 2007. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed to FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 8.39 to 1, has increased compared to 6.77 to 1 at April 30, 2007. This increase in ratio of current asset to current liabilities is a result of recent net income realized by the Company. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources
-------------------------------
During the nine month period ending January 31, 2008, the Company experienced an increase in working capital of $95,570. This is primarily due to the Company's increase in cash and cash equivalents from operations.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of inventory to meet the delivery requirements of customers and thus, inventory represents a material portion of the Company's current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $68,047 during the nine month period ending January 31, 2008. An aggregate of $18,302 was used for equipment purchases and patent expenses during this same period. Except for operating capital and limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month period ending January 31, 2008.
 However, the Company had cash flows from financing activities during the same period in 2007 as a result of the stock options exercised by Fred K. Suzuki.

As of January 31, 2008, the Company had $681,627 of current assets available. Of this amount, $25,756 was prepaid expenses, $65,046 was inventory, $152,209 was net trade receivables, $200,000 was invested in short-term certificates of deposit and $236,845 was cash. The Company's cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

EFFECTS OF INFLATION - With the exception of inventory and labor costs increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES - On December 12, 2001, the SEC issued FR-60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation, including the judgments and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

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
            ------------------------

(a)	The management of the Company has prepared and is
responsible for the integrity of the information presented in this Quarterly Report for the period ending January 31, 2008, including the Company's financial statements. These statements have been prepared in conformity with general accepted account principals and include, where necessary, informed estimates and judgments by management.

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

(e)	The Company's Chief Executive Officer along with the
Company's Chief Accounting Officer conclude that the Company's disclosure controls and procedures, as of the period ending January 31, 2008, are effective in timely alerting them to material information related to the Company required to be included in the Company's periodic SEC filings.

Item 6.  Exhibits and Reports on Form 8K.
         ---------------------------------


(a) The following exhibits are filed as a part of this report:

      (2) Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

      (3)     Articles of Incorporation and By-laws (i)

      (4) Instruments defining rights of security holders, including indentures - none.

     (10)  Material Contracts - none

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

Biosynergy, Inc.


Date March 14, 2008	              /s/ Fred K. Suzuki /s/
					---------------------------------
                              Fred K. Suzuki, Chief Executive
                              Officer, Chairman of the Board,
                              President and Treasurer


Date March 14, 2008     	       /s/ Laurence C. Mead /s/
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

Date March 14, 2008	              /s/ Fred K. Suzuki /s/
					----------------------------------
                              Fred K. Suzuki, Chief Executive
                              Officer, Chairman of the Board,
                              President and Treasurer

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

Date March 14, 2008     	       /s/ Laurence C. Mead /s/
					----------------------------------------
                 			Laurence C. Mead
                              Vice President/Manufacturing and
                              Development, and Chief
                              Accounting Officer

                        EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending January 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of
Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2008, and for the period then ended.

Biosynergy, Inc.

		/s/ Fred K. Suzuki /s/
          --------------------------------------------
		Fred K. Suzuki
		Chairman of the Board, Chief Executive
		Officer, President and Treasurer

Dated:  March 14, 2008

                      EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-QSB for the quarter ending January 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of
Section 13(a) of 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2008, and for the period then ended.

Biosynergy, Inc.

		/s/ Laurence C. Mead /s/
          -----------------------------------------
		Laurence C. Mead
		Vice President/Manufacturing and Development
		And Chief Accounting Officer

Dated: March 14, 2008