Form 10KSB
period 2008-04-30
BIOSYNERGY INC
filed 2008-07-29
CIK 715812

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended 4/30/08
                               -------
                                OR

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenue for its most recent fiscal year: $ 1,023,809.


------------
The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2008 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2008 was 14,935,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 15.

Transitional Small Business Disclosure Format (check one): yes [   ]
no [X]


                                    Part I
                                    ------

Item 1. Description of Business.
        --------------------------------

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

Although the Company did not enter into any agreements materially affecting its operations during Fiscal 2008, the Company experienced an increase in sales of $43,506. The Company's sales of $1,023,809 in Fiscal 2008 were the highest in its history. The Company realized an after income tax profit of $106,886 for the fiscal year ending April 30, 2008 compared to a profit of $131,596 for Fiscal 2007 and a profit of $29,084 for Fiscal 2006. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company did not introduce any new products in Fiscal 2008. The Company, however, continued its development and review of the proposed products described in "Thermographic and Thermometric Devices and Accessories" below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2008. The Company did not make any material sales to customers in the industrial markets. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company generated revenues from sales of the medical and laboratory products listed below in the medical and laboratory industry segment during the fiscal year ended April 30, 2008, 2007 and 2006. For a description of these products, see "Narrative Description of Business."

Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 2008, 2007 and 2006.

                                        Fiscal Year Ending
                                           April 30, 2008
                                        ------------------

Medical and Laboratory           Sales of          Percentage of
Products                         Products            Total Sales
                              -----------          -------------
HemoTempR II BMD              $937,500.00              91.57%
HemoTempR II Activator          26,180.00               2.56%
TempTrendR TI                   25,468.00               2.49%
HemoTempR BMD                   23,794.00               2.32%
StaFreezR FTI                    3,047.00                .30%
LabTempR 40 ST                   2,172.00                .21%
LabTempR 20 ST                   1,950.00                .19%
Hemo-CoolTM JR II                1,790.00                .17%
TempTrendR II TTD                1,003.00                .10%
Hemo-CoolR JR
  Accessories                      905.00                .09%
                            -------------             -------
                            $1,023,809.00<F1>          100.0%


                                        Fiscal Year Ending
                                           April 30, 2007
                                        ------------------

Medical and Laboratory           Sales of          Percentage of
Products                         Products            Total Sales
                              -----------          -------------
HemoTempR II BMD              $901,955.00               92.0%
TempTrendR TI                   21,292.00                2.2%
HemoTempR BMD                   18,968.00                1.9%
HemoTempR II Activator          15,675.00                1.6%
Hemo-CoolTM JR II               15,500.00                1.6%
LabTempR 40 ST                   3,087.00                 .3%
StaFreezR FTI                    1,507.00                 .2%
TempTrendR II TTD                1,166.00                 .1%
LabTempR 20 ST                     713.00                 .1%
Hemo-CoolTM JR +
  Accessories                      440.00                 .0%
                            -------------             -------
                              $980,303.00<F1>          100.0%


                                        Fiscal Year Ending
                                           April 30, 2006
                                        ------------------

Medical and Laboratory           Sales of          Percentage of
Products                         Products            Total Sales
                              -----------          -------------
HemoTempR II BMD              $733,566.00               89.7%
HemoTempR II Activator          25,290.00                3.1%
TempTrendR TI                   20,842.00                2.5%
HemoTempR BMD                   19,822.00                2.4%
Hemo-CoolTM Jr II                9,075.50                1.1%
LabTempR 40 ST                   4,927.00                 .6%
LabTempR 20 ST                   1,441.00                 .2%
StaFreezR FTI                      976.00                 .1%
TempTrendR II TTD                  776.00                 .1%
LabTempR60 ST                      290.00                 .1%
Hemo-CoolTM JR +
  Accessories                       62.50                 .1%
                            -------------             -------
                              $817,067.50<F1>          100.0%

----------------------------------

<F1> Includes discounts and returns.

See "Information About Foreign and Domestic Operations and Export Sales". See also "Selected Financial Data" and "Financial Statements and
Supplementary Data" for the operating profit and loss and identifiable assets related to the Company's operations in its industry segment.

NARRATIVE DESCRIPTION OF BUSINESS. As described in "General Development of Business", the Company is presently engaged in the business of developing, manufacturing, and marketing disposable thermometric and thermographic temperature indicators and accessories for the medical, laboratory and industrial markets. The Company is also developing bacteria growth retardant agents. Further information about the business and proposed products of the Company are described below.

THERMOGRAPHIC AND THERMOMETRIC DEVICES AND OTHER PRODUCTS.    During the
fiscal year ending April 30, 2008 the Company manufactured and marketed various medical, laboratory, and consumer thermometric and thermographic devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

1. The HemoTempR Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-6 degrees celsius, and not allowed to exceed 10 degrees celsius. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTempR BMD monitors the core temperature of a blood bag from 1-12 degrees celsius, and replaces the impractical mercury thermometer susceptible to breakage. HemoTempR BMD once attached to the blood bag is usable throughout the life of the blood.

2. HemoTempR II BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 10-11 degrees celsius. HemoTempR II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 4 degrees celsius. After being activated, the irreversible indicator remains blue colored for at least 72 hours unless the blood is warmed to a temperature of 10 degrees celsius. or above, in which case the indicator loses its blue color. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9 degrees celsius. HemoTempR II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

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

4. TempTrendR Temperature Indicator ("TI") is primarily used to monitor the temperature of urine specimens collected for drug testing to detect fraudulent urine specimens. Most common forms of drug testing require a urine specimen. However, the test is valid only if a legitimate urine specimen is collected which has not been altered by the subject to mask a drug abuse problem. In order to eliminate altered or fraudulent urine specimens in tests on federal employees, federal government guidelines require that urine temperature be measured within four minutes of sample collection, and that the temperature be 90.5-98.9 degrees fahrenheit. Temperature measurements taken with TempTrendR TI are simply a matter of observing the color illuminated number and recording the temperature. TempTrendR TI also provides a non-invasive method of monitoring the actual surface temperature trends of any body surface where temperature measurement is important, such as near joints in rheumatoid arthritis and to assess blood circulation.

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

6. LabTempR 20, LabTempR 40 and LabTempR 60 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTempR 20 STI indicates temperatures between 0-21 degrees celsius, LabTempR 40 STI monitors temperatures between 19-21 and 24-41 degrees celsius, while LabTempR 60 STI measures temperatures between 41-61 degrees celsius.
These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

7. StaFreezR Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20 degrees celsius. Once the frozen product exceeds -20 degrees celsius, the liquid crystal indicator will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

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

9. The Company also has the capability of manufacturing on an as needed basis, specialty products include devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the trade name FoodGardeTM Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company is not currently selling any such specialty products.

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

MANUFACTURING. The Company manufactures all of its products except for the HemoTempR II Activator. This product is manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has thirty-two years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

The Company has historically relied on its own sales and distribution efforts for a large portion of its sales. More recently, the Company's distributors have accounted for a majority of the Company's net sales. During Fiscal 2008, Fisher Scientific Company ("Fisher") accounted for 39.43% of the Company's sales. Cardinal Health, Inc. ("Cardinal") accounted for 15.64% of Company sales during Fiscal 2008. Management believes distributors will continue to be an important part of the Company's sales and distribution system in the future.

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

The Company was granted a patent, "Liquid Conductive Cooling/Heating Device and Method of Use", Patent Number US 7,276,046 B1, relating to the Company's thermolyzer, on October 2, 2007. This patent will expire on June 6, 2024.

The Company has filed two patents which are pending related to its products and products under development. One patent entitled "Method of Producing Eggshell Powder," application number 10/535,779 was filed on August 4, 2005 replacing provisional patent application number 60/474,175 filed May 29, 2003 and provisional patent number 60/575,336 filed May 27, 2004. The other patent, "Eggshell Antimicrobial Agent and Method of Use", application number 11/108,584 was filed April 18, 2005 replacing provisional patent application number 60/638,548 filed December 22, 2004. The subject of this patent is the Company's bacteria growth retardant under development. These patent applications are pending review by the U.S. Patent and Trademark office. See "Products Under Development."
The Company will also seek to obtain patents on other products currently being developed, as appropriate.

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

As of April 30, 2008, the Company had $706,332 of current assets available. Of this amount, $60,906 was inventory, $143,656 was net trade receivables, and $481,123 represented cash and short-term cash investments.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2009 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, the receivables of the Company are impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MAJOR CUSTOMERS. Fisher, the Company's primary independent product distributor, was directly responsible for 39.43% of the Company's net sales during the fiscal year ending April 30, 2008. Cardinal, the Company's other primary distributor, accounted for 15.64% of the Company's net sales during the fiscal year ending April 30, 2008. At April 30, 2008, Fisher owed the Company $72,375 and Cardinal owed $31,005. No other customers accounted for 10% or more of the Company's net sales during Fiscal 2008. Management believes the loss of these distributors would materially reduce the revenues of the Company until the Company could retain the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company.

BACKLOGS. The Company had $3,600 in backorders at April 30, 2008 compared to no backorders at April 30, 2007.

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

The Company's TempTrendR II competes in the medical market against Tempa-Dot (3M), CliniTempR and FeverScanR (Hallcrest, Inc.), TraxItR (Medical Indicators, Inc.), and FeverScan (Robinson Healthcare), with others. Tempa-Dot is a wax impregnated strip of paper inserted into the mouth to monitor core temperature. Although it is reported to cost less than TempTrendR II thermometers, it has the disadvantage of just a single reading, invasive methodology, and it cannot be used to monitor temperature trends. The Company's TempTrendR competes in the drug testing market, specifically for urine samples, with TIP's ThermaxR and others.

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

RESEARCH AND DEVELOPMENT. During Fiscal 2008, 2007 and 2006, the Company spent $86,187, $92,237 and $82,576, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Information About Foreign and Domestic Operations and Export Sales. The Company had export sales of $33,930 during the last fiscal year, and export sales of $15,454 and $25,755 during the fiscal years ending in 2007 and 2006, respectively. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Environmental Protection Expenditures. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

None.

                            PART II
                            -------

Item 5. Market for Common Equity and Related Shareholder Matters.
        ------------------------------------------------------------------

Market Information. Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock.

Holders. As of April 30, 2008, there were approximately 859 shareholders of record of the Company's common stock.

Dividends. The Company has never declared any dividends and does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

Common Stock for Issuance Under Equity Compensation Plans. The Company entered into a Stock Option Agreement with Fred K. Suzuki, President and Chief Executive Officer of the Company which expired November 12, 2006. See "Item 10. Executive Compensation." The following table sets forth the aggregate number of shares subject to this option, the weighted average exercise price and the number of additional shares remaining for future issuance:


Plan Category                                Number of     Weighted           Number of
                                             shares to be  average            shares
                                             issued upon   exercise price of  remaining
                                             exercise of   outstanding        available for
                                             outstanding   options,           future issuance
                                             options,      warrants and
                                             warrants and  rights
                                             rights
-----------------------------------------    ------------  -----------------  --------------
                                                 (a)            (b)                (c)

Equity compensation plans approved by
security holders                             None          None               None

Equity compensation plans not approved by
security holders <F1>                        2,591,000     $.025              none

Total                                        2,591,000     $.025              none


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


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         --------------------------------------------------

NET SALES. Net sales for the fiscal year ending April 30, 2008 were $43,506, or 4.4%, higher than the previous fiscal year, and $206,742, or 25.31%, higher than the fiscal year ending in 2006. The increase in sales during Fiscal 2008 was primarily due to increased sales of the Company's HemoTempR II blood temperature indicators. The Company experienced an increase of $35,545, or 3.94%, in sales of its HemoTempR II product in Fiscal 2008 as compared to Fiscal 2007, and an increase of $203,934 or 27.8% as compared to Fiscal 2006. The increase in net sales of the HemoTempR II product is a result of price increases as well as an increase in unit sales volume during Fiscal 2008 and Fiscal 2007.

OTHER REVENUES. Interest income for Fiscal 2008 was $6,926 more than fiscal 2007 due to an increase in the interest rate paid on investments of available cash and the investment of additional available cash during the fiscal year ending April 30, 2008. At April 30, 2008, the Company had invested $100,000 in a certificate of deposit dated January 18, 2008, with a maturity date of May 18, 2008, at an interest rate of 4.66% APY. The Company also invested $100,000 in a certificate of deposit dated March 18, 2008, with a maturity date of July 18, 2008, at an interest rate of 2.65% APY. During Fiscal 2008, the Company maintained a money market account which received an interest rate between 2.26% and 3.51% APY. The Company realized $1,920 in miscellaneous income from subleasing a portion of the Company's storage space during Fiscal 2008.

COSTS AND EXPENSES. Overall operating costs and expenses for the fiscal year ending April 30, 2008 increased by $39,789 compared to the fiscal year ending in 2007, and increased by $64,680 compared to the fiscal year ending in 2006. The increase in operating costs and expenses for Fiscal 2008 was generally related to increased legal, accounting and employee expenses. The increase for Fiscal 2008 was offset by the decrease in bonuses to employees. With the exception of the above expenses, the overhead of the Company has remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

COST OF SALES. As a percentage of net sales, the cost of sales was 28.24% for the fiscal year ending April 30, 2008, 29.90% for the fiscal year ending in 2007 and 33.97% for the fiscal year ending in 2006. This decrease in cost of sales as a percentage of net sales is primarily due to increases in the sales price of the Company's products during the comparative time periods. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased during the fiscal year ending in 2008 by $6,050 or 6.56%, as compared to the fiscal year ending in 2007, and increased by $3,611, or 4.38%, as compared to the fiscal year ending in 2006. The overall decrease from Fiscal 2007 is due to decreases in employee costs and supplies. The Company is investigating several new products including certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. These development expenses have remained substantially constant for the past three years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business - Thermographic and Thermometric Devices and Accessories."

MARKETING EXPENSES. The Company's marketing expenses were $120,034 in 2008 and $114,066 in 2007, as compared to $105,314 for the fiscal year ending in 2006. The increase for Fiscal 2008 was primarily due to an increase in product advertising costs and employee salaries, and offset by decreases in employee bonuses. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative costs increased by $39,871 as compared to the 2007 fiscal year, and increased by $46,349 as compared to the fiscal year ending in 2006. The increase was primarily the result of increases in accounting fees, legal fees, salaries and obsolete inventory, offset by a decrease in employee bonuses. Except for unforeseen extraordinary items, increases to employee compensation associated with the Company's anticipated 401(k) plan and formal bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2009.

NET INCOME/LOSS. The Company experienced a net profit after income taxes of $106,886 for Fiscal 2008 as compared to a net profit after income taxes of $131,596 for Fiscal 2007 and a net income of $29,084 for Fiscal 2006. The overall increase in profitability of the Company is due to increased revenues during Fiscal 2008. See "Net Sales" above.

INCOME TAXES. Until Fiscal 2007, the Company was either not profitable or had operating loss carryforwards to offset any taxable income. The Company used all of its net operating loss carryforwards to reduce the income taxes for Fiscal 2007.

ASSETS. Since April 30, 2007, the Company's assets have increased by $118,742. This increase is primarily due to increased cash resulting from the Company's profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also "Related Party Transactions" below.

RELATED PARTY TRANSACTIONS. Effective November 12, 2004, the Company extended the stock option agreement with Fred K. Suzuki, President, originally granted November 12, 1998, for a two year period. The extension provides Mr. Suzuki an option to purchase 2,591,000 shares of the Company's common stock at an option price of $.025 per share. The option is subject to several contingencies, including, but not limited to, shareholder approval. Management believes the option has no value in excess of the fair market value of the Company's common stock; however, there was no independent analysis of this transaction. The option contains anti-dilutive provisions in the event of corporate capital reorganizations. On November 11, 2006, this option was exercised to the extent of 720,000 shares resulting in additional paid-in-capital of $18,000. The option to purchase the remaining shares expired on November 12, 2006. See "Executive Compensation"

During Fiscal 2007, the Company purchased a new 2007 Honda Accord for $32,097. During the fiscal year ending April 30, 2007, the Company sold its 2002 Honda Accord automobile to Mr. Suzuki for $11,000. Mr. Suzuki transferred a 1992 Cadillac automobile to the Company as part of the purchase price for the 2002 Honda Accord. The Company used the 1992 Cadillac as a trade-in on a new 2007 Honda Accord. The values of the 2002 Honda Accord sold to Mr. Suzuki and the 1992 Cadillac transferred by Mr. Suzuki to the Company were determined by a third party independent automobile dealer.

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2008 and 2007 and $24,136 at April 30, 2006. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company effective April 30, 2006. The remaining $4,437 was repaid by FKSI during Fiscal 2007.

LIABILITIES. The Company's overall liabilities have increased by $11,856 since April 30, 2007. This increase represents provisions for Income Taxes and ordinary fluctuations in operations and does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

CURRENT ASSETS/LIABILITIES RATIO. The ratio of current assets to current liabilities, 8.11 to 1, has increased from 6.77 to 1 at April 30, 2007. The increase in ratio of current assets to current liabilities is a result of recent net income realized by the Company, and is reflective of a decrease in current payables. In order to maintain the Company's asset/liability ratio, the Company's operations must remain profitable.

LIQUIDITY AND CAPITAL RESOURCES. During the fiscal year ending April 30, 2008, the Company had an increase in net working capital of $114,428. The increase in net working capital is primarily due to the Company's realizing a profit in Fiscal 2008.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at a minimum level. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company's current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $121,049 during Fiscal 2008. Cash provided by operating activities was $177,067 during Fiscal 2007 and cash provided by operating activities was $57,841 during Fiscal 2006. An aggregate of $27,026 was also used for equipment purchases, capitalized patent costs and advances to affiliated companies during Fiscal 2008. Except for operating capital, limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2008, the Company had $706,332 of current assets available. Of this amount, $19,013 was prepaid expenses, $60,906 was inventory, $143,656 was net trade receivables, and $481,123 was cash and cash equivalents. The Company's cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

EFFECTS OF INFLATION. With the exception of inventory, labor costs and product sales prices increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect on the Company's revenues or income in the foreseeable future.

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

The Company's accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2008. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Business Combinations - In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 141 (revised 2007), "Business Combinations." SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No 141(R) will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2010). The Company is assessing the potential impact that the adoption of this revision will have on its financial condition and results of operations.

Valuation of Financial Assets and Liabilities - In February 2007, the FASB issued SFAS NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115." SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal 2009 (May 1, 2009). The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its financial condition and results of operations.

Minority Interest - In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51." SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2010). The Company is assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.

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

Item 7.  Financial Statements.
         ---------------------

The financial statements required by this item are filed as a part of this report as described in Item 13.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

The Company retained the services of Blackman Kallick, LLP to audit the Company's annual Financial Statements as of April 30, 2008, 2007 and 2006, and to review the Company's quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company's accountants regarding accounting matters or financial disclosure.

Item 8A.  Controls and Procedures.
          ------------------------

(a) Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and for the integrity of the information presented in this Annual Report for the period ending April 30, 2008, including the Company's financial statements. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include, where necessary, informed estimates and judgments by management.

(b) The Company maintains systems of accounting and internal controls, policies and procedures designed to provide assurance that assets are properly accounted for, as well as to ensure that the financial records are reliable for preparing financial statements. The systems are augmented by qualified personnel and are reviewed on a periodic basis. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is the opinion of the Audit Committee that the Company's controls, policies and procedures are effective to ensure that material regarding the Company is presented accurately in this Annual Statement.

(c)	Prior to the date of filing this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The evaluation is essentially an audit of the controls and procedures (and risk factors related to them) which was developed by the Company based on criteria similar to that proscribed by the committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Accounting Officer conclude that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be included in the Company's periodic
SEC filings.

(d)	This Annual Report does not include an attestation report of the
Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.


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

Item 9.  Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

The executive officers and directors of the Company are:

                                                          Served in Office
Name                  Age     Positions with Company      Since
--------------------  -----   --------------------------  -----------------

Fred K. Suzuki        78      President, Chief            February, 1976<F1>
                              Executive Officer,
                              Treasurer, Director of
                              Research and Development,
                              Director of Marketing
                              and Sales, and Chairman
                              of the Board of Directors

Mary K. Friske        48      Vice President -            September, 1993
                              Administration,
                              Manager of Sales

Laurence Mead         46      Vice President -            April, 1994
                              Manufacturing, Chief
                              Operating Officer, Chief
                              Accounting Officer,
                              Manager of Financial
                              and Product Development

Beverly R. Suzuki     73      Vice President - Customer   June, 2005
                              Support

Lauane C. Addis       52      Corporate Counsel,          February, 1984
                              Secretary and               December, 1985
                              Director                    February, 1987

James F. Schembri     73      Director                    November, 1990

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

The term of office for the members of the Board of Directors extends to the next regular meeting of shareholders or until they resign and until their successors are duly elected. The term of office for the officers of the Company extends until they resign, are not re-elected by the Board of Directors, or are otherwise replaced by the Board of Directors of the Company.

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

LAUANE C. ADDIS, Secretary and Director. Mr. Addis is currently a member of the law firm Stahl Cowen Crowley Addis LLC, Chicago, Illinois. Mr. Addis served the Company from February, 1984 to December, 1985 as its Vice President - Finance and Chief Financial Officer on a part-time basis and was employed in the equivalent capacity on a part-time basis by Stevia. From December, 1985 thru June, 1991, Mr. Addis also served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company and as President of Stevia. In July, 1991, Mr. Addis resigned from these positions to return to the full-time private practice of law. Mr. Addis is also an officer and director of FKSI, an affiliate of the Company, and served as the Secretary and a director of Stevia until its dissolution on April 16, 1999. Mr. Addis graduated from Andrews University with a B.A. in History and Business Administration in June, 1978. He received his Doctor of Jurisprudence from Baylor University in 1981 and his Master of Laws in Taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado, Illinois and Texas Bar Associations.

JAMES F. SCHEMBRI, Director. Mr. Schembri was elected to the Board of Directors on November 15, 1990. Mr. Schembri is the founder and President of Schembri & Associates (formerly Automatic Controls Company), a holding company. This company was a manufacturer's representative with offices in Michigan, Ohio and Kentucky. Mr. Schembri is one of the founders and President of Fenton Systems, Inc., Goodrich, Michigan. In addition to these activities, Mr. Schembri is founder and President of Wickfield Leasing Company, which leases automobiles and office equipment. Mr. Schembri also served as a director of Stevia until its dissolution on April 16, 1999. Mr. Schembri received his Bachelor of Science Degree in Mechanical Engineering from the University of Detroit in June, 1957.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company received three Form 4 statements during Fiscal 2007; one from Fred K. Suzuki, President, on November 11, 2006; one from Beverly R. Suzuki, Vice-President - Customer Service, on November 11, 2006; and one from James F. Schembri, Director on July 28, 2006, all within the time prescribed by
Section 16(a) of the Securities and Exchange Act. Except for the foregoing, the Company did not receive any reports during fiscal 2007 required to be filed by a director, officer or beneficial owner of more than 10% of the Company's common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company's common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2008.

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

Item 10. Executive Compensation.
         ------------------------

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2008 and 2007 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.


Summary Compensation Table:

                                                       Option and     All Other
                                                         Warrant    Compensation
                                     Salary    Bonus     Awards          <F1>      Total
Name and Principal Position   Year     $         $       $<F2>            $          $
---------------------------   ----  --------  ------- ------------  ------------  --------
Fred K. Suzuki,
President, Chairman of
the Board, and Chief
Executive Officer             2008  $106,896  $ 6,960                 $ 2,500     $116,356

                              2007   $99,108  $10,000                 $ 2,500     $111,608

                              2006   $94,900   $6,000                     -       $100,900

Laurence C. Mead, Chief
Operating Officer, Vice
President/Manufacturing
and Development Chief
Accounting Officer and
Manager of Financial
and Product Development       2008   $91,700   $6,380                 $ 2,500     $100,580

                              2007   $84,230  $10,000                 $13,945     $108,175

------------------------------

<F1> No executive officer received perquisites in excess of the lesser of
$50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2008 and 2007. Mr. Mead also received $11,445 in lieu of accrued vacation for Fiscal 2007.

<F2> See "Stock Options" below.

STOCK OPTIONS. On November 12, 1998, the Company granted an option to its President, Fred K. Suzuki, to purchase all or a portion of 3,000,000 shares of the Company's common stock at a purchase price of $.025 per share. On May 9, 2001, this option was exercised to the extent of 269,000 shares resulting in additional paid-in-capital of $6,725. This option was to expire on November 12, 2001; however, upon the expiration date, the Company extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,731,000 shares. On September 30, 2002, the extended option was exercised to the extent of 140,000 shares resulting in additional paid-in-capital of $3,500. Effective November 12, 2004, the Company further extended the option to Mr. Suzuki to purchase all or a portion of the remaining 2,591,000 shares until November 12, 2006. On November 11, 2006, this option was exercised to the extent of 720,000 shares resulting in additional paid-in capital of $18,000. The option to purchase the remaining shares expired on November 12, 2006. The following table sets forth the aggregate value as of April 30, 2008 of exercised options and the value of unexercised options related to the options held by Mr. Suzuki.

The Company did not grant stock options to any of the Named Executive Officers during the predecessor period of the fiscal year ended April 30, 2008.


Outstanding Equity Awards at Fiscal Year-End:

                                                               Equity
                                                               Incentive
                                                               Plan Awards
                                   Number of    Number of      Number of
                                   Securities   Securities     Securities
                                   Underlying   Underlying     Underlying
                                   Unexercised  Unexercised    Unexercised
                                   Options and  Options and    Unearned     Option    Option
                        Option     Warrants     Warrants       Options and  Exercise  Expir-
                        Grant      (#)          (#)            Warrants     Price      ation
Name                    Date       Exercisable  Unexercisable  (#)          ($)       Date
----------------------  ---------  -----------  -------------  ------------ --------  -------
Fred K. Suzuki,
President, Chairman
of the Board, and
Chief Executive
Officer                  11/12/98  720,000<F1>  1,871,000                   $0.025    11/12/06



                                                               Equity
                                                Equity         Incentive
                                                Incentive      Plan Awards
                                                Plan           Market of
                                                Awards:        Payout
                                                Number of      Value
                                   Market       Unearned       of Unearned
                        Number of  Value of     Shares,        Shares,
                        Shares or  Shares or    Units          Units
                        Units of   Units of     or other       or other
                        Stock That Stock That   Rights that    Rights that
                        Have Not   Have Not     Have Not       Have Not
                        Vested     Vested       Vested         Vested
Name                    (#)        ($)          (#)            ($)
----------------------  ---------  -----------  -------------  ------------

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


Directors Compensation
----------------------
The directors' compensation is determined by the Company's Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2008.

Directors Compensation Table


Director Name			                               Fees Earned or Paid in Cash ($)     Total ($)
-----------------------------------------------------------  -------------------------------   ------------

Fred K. Suzuki, President, Chairman of the Board, and Chief              $2,500                  $2,500
Executive Officer(1)

James F. Schembri, Director                                              $2,500                  $2,500

Lauane C. Addis, Director and Secretary                                  $2,500                  $2,500

Laurence C. Mead, Director, Vice-President-Manufacturing,
Chief Operating Officer, and Chief Accounting Officer <F1>               $2,500                  $2,500

-------------------------

<F1>	Does not include compensation received as an officer of the
Company. See also "Summary Compensation Table" above for more information.


All officers and directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. See "Certain
Relationships and Related Party Transactions."

The Company did not have any pension or profit sharing plans in effect for the benefit of its employees, including its officers and directors, during the fiscal year ending April 30, 2008. However, the Board of Directors has approved the adoption of a 401(k) retirement plan for the benefit if the Company's employees, including its officers. It is anticipated the 401(k) retirement plan will provide for the Company to match participant contributions up to 6% of the participant's compensation. Management of the Company believes it is important to adopt a retirement plan for the benefit of its employees to retain key employees and provide its employees with retirement benefits.

Compensation Committee. The Company formed a Compensation Committee of its Board of Directors at its annual meeting on June 29, 2006. The Compensation Committee makes all decisions concerning the compensation of the officers and directors of the Company, including, but not limited to, the granting of options to acquire common stock of the Company. The current members of the Compensation Committee are James F. Schembri, director of the Company, and Lauane C. Addis, director and the Secretary of the Company.

Compensation Committee Interlocks and Insider Participation. The members of the Company's Board of Directors serving as the Compensation Committee are set forth in the preceding section. During the most recent fiscal year, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee.

Compensation Committee Charter. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is available without charge upon request delivered to the Company at its principal executive offices.

Competitiveness of Company's Compensation System. The Compensation Committee of the Company's Board of Directors has reviewed and discussed the competitiveness of the Company's compensation system and has concluded that such system is competitive with the compensation systems of similar sized organizations operating in identical or similar industries.

Performance of the Compensation Committee. The Compensation Committee of the Company's Board of Directors has reviewed its performance during the fiscal year ending April 30, 2008 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter. The Compensation Committee has adopted a bonus program for all executive officers of the Company based on Company profitability. In the aggregate, $24,215.00 in bonuses was paid or accrued during fiscal year ended April
30, 2008 to four executive officers.   Under the bonus program, as Company
profitability improves, the bonus payouts will increase. The distribution of the bonus payouts under the bonus program is determined with consultation from the Company's CEO.

Report of the Compensation Committee. The Compensation Committee of the Company's Board of Directors has reviewed and discussed the Compensation Discussion and Analysis presented above with management and, based on that review and discussion, has recommended to the Company's Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-KSB.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          --------------------------------------------------------------

The following table sets forth information as of April 30, 2008, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.


                                              Amount and Nature
                    Name and Address          of Beneficial       Percent of
Title of Class      of Beneficial Owner       Ownership           Class
------------------  -----------------------   ------------------  ------------
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

Common Stock        Beverly R. Suzuki <F6>    820,000 shares of     5.40%
                    710 S. Kennicott          record and
                    Arlington Heights IL      beneficial
                    60005

Common Stock        All directors and         7,436,896            49.79%
                    officers as a
                    group (6 members)

----------------------

<F1>	Fred K. Suzuki is President of F.K. Suzuki International, Inc.
("FKSI") and owns 33.5% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares which are owned by FKSI and over 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants, including 720,000 shares of Company common stock purchased by Mr. Suzuki on November 11, 2006 upon exercise of his option to acquire such shares. See "Executive Compensation" and "Certain Relationships and Related Transactions."

<F2>	Mr. Addis personally owns 9,000 shares of the outstanding Common
Stock of the Company. In addition, Mr. Addis owns 31.1% of the outstanding Common Stock of FKSI, which owns 30.11% of the Common Stock of the Company. Mr. Addis is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares owned by FKSI.

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


Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

During the fiscal year ending April 30, 2008, the Company shared common office expenses with F.K. Suzuki International, Inc. ("FKSI"). At April 30, 2008, FKSI owed $19,699 to the Company in connection with such shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI's capital in the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2008, the Company paid $31,311.45 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

Item 13.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K
          --------------------------------------------------------
The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

        Balance sheets for the fiscal years ending April 30, 2008 and 2007.

        Statements of operations for the fiscal years ending April 30, 2008, 2007 and 2006.

        Statements of Shareholders' Equity for the fiscal years
        April 30, 2008, 2007 and 2006.

        Statements of Cash Flows for fiscal years ending
        April 30, 2008, 2007 and 2006.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

        No financial schedules for the fiscal years ending April 30, 2008, 2007 and 2006 are submitted.

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


Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

Blackman Kallick, LLP served as independent auditors for the fiscal year ended April 30, 2008, and it has acted as auditors for the Company since May 1, 2002.

Audit Fees. Fees billed by Blackman Kallick, LLP totaled $48,082 for year ended April, 30, 2008 and $45,469 for the year-ended April 30, 2007. This included fees for the annual audit and reviews of all the Company's quarterly reports on Form 10-QSB.

Audit-Related Fees. Blackman Kallick, LLP did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal year ending April 30, 2008, Blackman Kallick, LLP billed the Company $4,860 for professional fees related to tax services rendered to the Company. Blackman Kallick, LLP billed the Company $3,000 for professional fees related to tax services during the fiscal year ending April 30, 2007 and $3,055 for the year ending April 30, 2006.

All Other Fees. Blackman Kallick, LLP did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company's Audit Committee is required to approve all non-audit services to be performed by Blackman Kallick, LLP. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company's fiscal year ending April 30, 2008 was compatible with maintaining the independence of Blackman Kallick, LLP. The Audit Committee has made a determination that the independence of Blackman Kallick, LLP will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2008 and April 30, 2007.






                               SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:  BIOSYNERGY, INC.



/s/ Fred K. Suzuki /s/                July 28, 2008
-----------------------------------   ----------------
Fred K. Suzuki, Chairman of the           Date
Board of Directors, Chief Executive
Officer, President and Treasurer




In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Fred K. Suzuki /s/                 July 28, 2008
-----------------------------------    --------------
Fred K. Suzuki, Chairman of the            Date
Board of Directors, Chief Executive
Officer, President and Treasurer


/s/ Lauane C. Addis /s/                July 28, 2008
------------------------------------   -------------
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

	e.	Presented in this Annual Report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation; and

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

Dated: July 28, 2008


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

	e.	Presented in this Annual Report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation; and

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

Dated: July 28, 2008


/s/ Laurence C. Mead /s/
-----------------------------------
Laurence C. Mead
Vice President-Manufacturing,
Chief Operating Officer, and Chief
Accounting Officer







                              Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB for the year ending April 30, 2008, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2008, and for the period then ended.

Biosynergy, Inc.


/s/ Fred K. Suzuki /s/
---------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer

Dated: July 28, 2008













                               Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB for the year ending April 30, 2008, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2008, and for the period then ended.

Biosynergy, Inc.


/s/Laurence C. Mead/s/
-----------------------------------
Laurence C. Mead
Vice President-Manufacturing and
Chief Accounting Officer

Dated: July 28, 2008

Biosynergy, Inc.

Financial Statements for the
Years Ended April 30, 2008,
2007 and 2006

                             C o n t e n t s


                                       Reference      Page

Report of Independent Registered
Public Accounting Firm	                                1

Balance Sheets                         Exhibit A       2-3

Statements of Operations               Exhibit B        4

Statements of Stockholders' Equity     Exhibit C        5

Statements of Cash Flows               Exhibit D        6

Notes to Financial Statements                         7-15

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

Board of Directors and Stockholders
Biosynergy, Inc.
Elk Grove Village, Illinois


We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.


/s/ Blackman Kallick, LLP /s/

July 28, 2008
Chicago, Illinois

                      Balance Sheets Follow

                        Biosynergy, Inc.

                         Balance Sheets

                    April 30, 2008 and 2007

====================================================================



                              Assets
                              ------

                                                                2008          2007
                                                            ----------   -----------
Current Assets
	Cash                                                  $  281,123   $   187,100
	Short-term investments                                   200,000       200,000
	Accounts receivable - Trade (Net of allowance for
	  doubtful accounts of $500 in 2008 and 2007)		   143,656	     124,540
	Inventories			                                  60,906        56,538
	Prepaid expenses		                                  19,013        21,911
	Interest receivable                                        1,634         2,224
                                                            ----------   -----------
		Total Current Assets		                     706,332       592,313
                                                            ----------   -----------

Equipment and Leasehold Improvements
	Equipment			                                 201,576       196,176
	Leasehold improvements		                            18,175        16,497
                                                            ----------   -----------
                                                               219,751       212,673
	Less accumulated depreciation and amortization		   170,289       151,129
                                                            ----------   -----------
		Total Equipment and Leasehold Improvements	    49,462	      61,544
                                                            ----------   -----------
Other Assets
	Patents less accumulated amortization		          16,995        18,052
	Patents pending	                                        70,456        52,594
	Deposits	                                               5,947         5,947
                                                            ----------   -----------
		Total Other Assets                                  93,398        76,593
                                                            ----------   -----------
                                                            $  849,192   $   730,450
                                                            ==========   ===========

The accompanying notes are an integral part of the financial statements.
                              -2-

                                                       Exhibit A
                                                       ---------

====================================================================


              Liabilities and Stockholders' Equity

						                           2008           2007
                                                            ----------   -----------
Current Liabilities
	Accounts payable                                      $   17,895   $    14,154
	Accrued compensation and payroll taxes                    15,620        14,209
	Deferred rent                                              6,197         4,606
	Other accrued expenses                                       182           112
	Accrued vacation                                          32,933        20,905
	Income taxes payable                                      14,250        33,500
                                                            ----------   -----------
		Total Current Liabilities	                      87,077        87,486
                                                            ----------   -----------




Deferred Income Taxes		                                  12,265           -
                                                            ----------   -----------



Stockholders' Equity
     Common stock - No par value;
        authorized - 20,000,000
        shares; issued - 14,935,511
          shares as of April 30, 2008 and 2007		         660,988	     660,988
  Receivable from affiliate	                                 (19,699)      (19,699)
	Retained earnings	                                       108,561         1,675
                                                            ----------   -----------
		Total Stockholders' Equity                         749,850       642,964
                                                            ----------   -----------
                                                            $  849,192   $   730,450
                                                            ==========   ===========

                              -3-

                       Biosynergy, Inc.

                    Statements of Operations

           Years Ended April 30, 2008, 2007 and 2006
======================================================================

                                                   2008          2007          2006
                                               ----------    ----------    ----------
Net Sales                                      $1,023,809    $  980,303    $  817,067

Cost of Sales                                     289,072       293,058       277,572
                                               ----------    ----------    ----------
Gross Profit                                      734,737       687,245       539,495
                                               ----------    ----------    ----------
Operating Expenses
	Marketing                                   120,034       114,066       105,314
	General and administrative                  374,649       334,778       328,300
	Research and development                     86,187        92,237        82,576
                                               ----------    ----------    ----------
		Total Operating Expenses              580,870       541,081       516,190
                                               ----------    ----------    ----------
Income from Operations                            153,867       146,164        23,305
                                               ----------    ----------    ----------
Other Income
	Interest income                              12,926         6,000         3,755
	Other income                                  1,920         1,932         2,004
	Gain on sale of vehicle                           -        11,000             -
                                               ----------    ----------    ----------
		Total Other Income                     14,846        18,932         5,779
                                               ----------    ----------    ----------
Income Before Income Taxes                        168,713       165,096        29,084

Provision for Income Taxes                         61,827        33,500             -
                                               ----------    ----------    ----------
Net Income	                                   $  106,886    $  131,596    $   29,084
                                               ==========    ==========    ==========
Net Income Per Common Share -
  Basic and Diluted                            $        -    $        -    $        -
                                               ==========    ==========    ==========
Weighted-Average Common Shares Outstanding     14,935,511    14,552,826    14,215,511
                                               ==========    ==========    ==========

The accompanying notes are an integral part of the financial statements.

                      Biosynergy, Inc.

               Statements of Stockholders' Equity

           Years Ended April 30, 2008, 2007 and 2006
======================================================================


                                                              Retained
                              Common Stock        Receivable  Earnings
                          ----------------------  From        (Accumulated
                            Shares       Amount   Affiliate   Deficit)       Total
                          ----------   ---------  ----------  ------------   ---------
Balance, April 30, 2005	  14,215,511   $ 642,988  $       -   $ (159,005)    $ 483,983

Deemed Distribution                -           -    (19,699)           -       (19,699)

Net Income                         -           -          -       29,084        29,084
                          ----------   ---------  ----------  ------------   ---------
Balance, April 30, 2006   14,215,511     642,988    (19,699)    (129,921)      493,368

Exercise of Stock Option
  by Officer                 720,000      18,000          -            -        18,000

Net Income                         -           -          -      131,596       131,596
                          ----------   ---------  ----------  ------------   ---------
Balance, April 30, 2007   14,935,511     660,988    (19,699)       1,675       642,964

Net Income                         -           -          -      106,886       106,886
                          ----------   ---------  ----------  ------------   ---------
Balance, April 30, 2008   14,935,511   $ 660,988  $ (19,699)  $  108,561     $ 749,850
                          ==========   =========  ==========  ============   =========


The accompanying notes are an integral part of the financial statements.

                                                           Exhibit D
                                                           ---------
                        Biosynergy, Inc.

                  Statements of Cash Flows

           Years Ended April 30, 2008, 2007 and 2006
======================================================================

                                                       2008          2007       2006
                                                   ----------   ----------   ---------
Cash Flows from Operating Activities
   Net income                                      $  106,886   $  131,596   $  29,084
                                                   ----------   ----------   ---------
   Adjustments to reconcile net income
     to cash provided by operating activities
        Depreciation and amortization                  22,303       16,284      12,416
        Gain on sale of vehicle                             -       (9,500)          -
        Deferred income taxes                          12,265	       -           -
        Changes in assets and liabilities
            Accounts receivable                       (19,116)       8,433      (2,745)
            Interest receivable                           590       (1,036)       (513)
            Inventories and prepaid expenses           (1,470)       5,248       5,743
            Accounts payable and accrued expenses        (409)      26,042      13,856
                                                   ----------   ----------   ---------
                Total Adjustments                      14,163       45,471      28,757
                                                   ----------   ----------   ---------
                Net Cash Provided by
                  Operating Activities                121,049      177,067      57,841
                                                   ----------   ----------   ---------

Cash Flows from Investing Activities
   Payments from (advances to) affiliate                    -        4,437      (1,224)
   Purchase of equipment                               (7,487)     (45,598)    (15,878)
   Proceeds from sale of vehicle                            -        9,500           -
   Purchase of leasehold improvements                  (1,678)           -           -
   Patents and patents pending                        (17,861)      (7,567)    (11,897)
   Purchases of short-term investments               (400,000)    (200,000)          -
   Redemption of short-term investments               400,000      100,000           -
                                                   ----------   ----------   ---------

                Net Cash Used in
                  Investing Activities                (27,026)    (139,228)    (28,999)
                                                   ----------   ----------   ---------
Net Cash Provided by Financing Activities -
  Exercise of stock option by officer                       -       18,000           -
                                                   ----------   ----------   ---------
Increase in Cash                                       94,023       55,839      28,842

Cash, Beginning of Year                               187,100      131,261     102,419
                                                   ----------   ----------   ---------
Cash, End of Year                                  $  281,123   $  187,100   $ 131,261
                                                   ==========   ==========   =========


The accompanying notes are an integral part of the financial statements.

                        Biosynergy, Inc.

                Notes to Financial Statements

           Years Ended April 30, 2008, 2007 and 2006

====================================================================


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



Note 2 - Summary of Significant Accounting Policies (Continued)

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent on the straight-line method.

Patents relate to products that have been developed and are being marketed by the Company. However, such marketing efforts are in early stages and sales of such products have not yet occurred.

The patents pending related to products under development. The Company is developing certain compounds intended for use as bacteria growth retardant agents for use in food and other products. The Company is also investigating production methods for the bacteria growth retardant. In this regard, management has developed certain proprietary technology related to the processing of these compounds. The Company has filed for one patent related to the processing and manufacturing of bacteria growth compounds and one patent related to the use of such compounds.

Stock Options

Under the accounting provisions of SFAS 123(R), the Company's prior period net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                             Year Ended April 30,
                                         2008          2007       2006
                                       ----------  ---------  ----------
Net income, as reported                $ 106,886   $ 131,596   $  29,084
  Stock-based compensation
  expense, net of related tax effects,
  using the fair value method                  -           -           -
Stock-based compensation
  expense included in reported
  net income, net of related tax
  effects under APB 25                         -           -           -
                                       ----------  ---------  ----------
Pro forma net income                   $ 106,886   $ 131,596   $  29,084
                                       ==========  =========  ==========


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



Note 2 - Summary of Significant Accounting Policies (Continued)

Income Per Common Share

The Company has adopted the provisions of FASB No. 128, "Earnings
Per Share." Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net income per common share is the same for the years ended April 30, 2008, 2007 and 2006, as the common stock equivalents of the Company were anti-dilutive.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices.
Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2008 and 2007, approximates their carrying value.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. In addition, a valuation allowance can be provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of April 30, 2008, there was a net deferred tax liability as detailed in Note 5. As of April 30, 2007, the Company established a full valuation allowance on the aforementioned net deferred tax assets due to the uncertainty of realization (See Note
5).

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141
(revised 2007), "Business Combinations." SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2009). The Company is assessing the potential impact that the adoption of this revision will have on its financial condition and results of operations.



Note 2 - Summary of Significant Accounting Policies

Recent Accounting Pronouncements (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48,
"Accounting for Uncertainty in Income Taxes." The Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income
Taxes." This Interpretation is effective for fiscal 2008. Adoption of FASB Interpretation No. 48 on May 1, 2007 did not have a material impact on the Company's financial position, results of operations and cash flows.

In June 2006, the Emerging Issues Task Force (EITF) issued Issue
No. 06-3, "How Taxes Collected from Customers and Remitted to
Governmental Authorities Should Be Presented in the Income
Statement (that is, Gross versus Net Presentation)" (EITF 06-3).
EITF 06-3 was effective for fiscal year 2008. The adoption of EITF
06-3 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value
Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115." SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal 2009 (May 1, 2008). The Company is assessing the potential impact that the adoption of SFAS No. 159 will have on its financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling
Interests in Consolidated Financial Statements, and amendment of ARB No. 51." SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2009). The Company is assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.




Note 3 - Short-Term Investments

In January 2008, the Company reinvested $100,000 in a 120-day certificate of deposit at an annual percentage yield of 4.66%. The maturity date was May 18, 2008 and at this time the Company reinvested the funds in another 120-day certificate of deposit. The
Company invested in an additional $100,000 certificate of deposit on March 18, 2008 for 120 days at an annual percentage yield of 2.65%. The maturity date was July 18, 2008, and at this time the Company reinvested the funds in another 120-day certificate of deposit.

Throughout the year, the company had $200,000 in certificates of deposit. However, gross sales and purchases of such short-term investments were each $400,000 given maturity dates during the year. Such purchases and sales are presented on the balance sheet at gross.


Note 4 - Inventories

Components of inventories are as follows:

<TABLE
                             2008               2007
                        ------------      ------------
	Raw materials     $	46,820	$	40,244
	Work-in-process		13,939		10,134
	Finished goods 		   147		 6,160
                        ------------      ------------
				$	60,906	$	56,538
                        ============      ============

Note 5 - Income Taxes

The components of the net deferred income tax liabilities as of April 30, 2008 and 2007 are as follows:

                                                      2008       2007
                                                ------------  --------
	Total deferred tax liabilities
		Patents 	                        $    12,040   $   -
		Accrued vacation pay                    (10,614)      -
		Equipment and leaseholds                  8,707       -
		Prepaid insurance                         5,208       -
		Other                                    (3,076)      -
                                                ------------  --------
		Net deferred income tax liabilities	$    12,265   $	-
                                                ===========   =========


The components of the net deferred income tax assets as of April
30, 2008 and 2007 are as follows:

                                                    2008        2007
                                                ----------  ----------
	Total deferred tax assets
		Net operating loss carryforward	$	-	$  6,583
		Valuation allowance recognized		-	  (6,583)
                                                ----------  ----------
		Net deferred income tax assets	$	-	$     -
                                                ==========  ==========

Note 5 - Income Taxes (Continued)

Deferred income tax liabilities result primarily from prepaid expenses and capitalized legal costs associated with patents that are deducted immediately for income tax purposes and from differences between depreciation expenses for book and tax purposes. (See Note 2.) Deferred income tax assets result primarily from accrued vacation pay which is not deducted unless paid within 2 1/2 months of each year-end, net operating loss carryforwards, valuation allowances for inventories and accounts receivable and expenses not deductible for tax purposes until paid.

The provision for income taxes consists of the following components:

                              2008       2007     2006
                          ---------   --------  --------
     Current
       Federal            $  37,777	  $ 26,000  $    -
       State                 11,885	     7,500       -
                          ---------   --------  --------
                             49,662     33,500       -

     Deferred
       Federal               15,078      3,043    5,759
       State                  3,670        878    1,661
       Change in Valuation
         Allowance           (6,583)    (3,921)  (7,420)
                          ---------   --------  --------
       Provision for
         Income Taxes     $   61,827  $ 33,500  $	-
                          ---------   --------  --------

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                 Year Ended April 30,
                                          2008         2007          2006
                                        ---------    --------      --------
U.S. federal statutory tax rate           34.0%        34.0%        34.0%
State income tax expense, net of
  Federal tax benefit                      3.0          3.0            -
Adjustment of prior year estimates 	       4.4            -            -
Effect of graduated federal tax rates     (0.8)       (14.3)        (8.5)
Change in valuation allowance             (3.9)        (2.4)       (25.5)
                                        ---------    --------      --------
Consolidated Effective Tax Rate           36.7%        20.3%           -%
                                        =========    ========      ========


The Company has utilized all of its net operating loss carryforwards. A valuation allowance was established as of April
30, 2007 and 2006 (no valuation allowance was necessary as of April 30, 2008) for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.



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

The option extended on November 12, 2004 did not result in any fair value using the Black-Scholes option-pricing model. Therefore, no pro forma net loss or loss per share is applicable. In order to arrive at this determination, using the Black-Scholes option-pricing model, the following weighted-average assumptions were used for the period ended April 30, 2006:


                                         Expected            Risk-Free
                   Options   Exercise    Life      Dividend  Interest
Date of Issuance   Issued    Price      (Years)    Yield     Rate       Volatility
-----------------  --------- ---------  ---------  --------  ---------- ----------
November 12, 2004  2,731,000  $ .025        3        - %       5.0%       .001



Note 7 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2008:

                                                 Stock of Affiliates
                                                  F.K. Suzuki
                                    Biosynergy,   International,   Medlab,
                                    Inc.          Inc.             Inc.
                                   -------------  --------------  --------
F.K. Suzuki International, Inc.      30.1%		-   %		100.0%
Fred K. Suzuki, Officer               4.1            35.6            -
Lauane C. Addis, Officer               .1            32.7            -
James F. Schembri, Director           8.6               -            -
Mary K. Friske, Officer                .3              .2            -
Laurence C. Mead, Officer              .4             4.0            -
Beverly R. Suzuki, Officer            2.7               -            -


As of April 30, 2008 and 2007, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income was received or accrued by the Company. The financial condition of FKSI was such that it will unlikely be able to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance has been reclassified as a contra equity account.

During the fiscal year ending April 30, 2007, the Company sold its 2002 Honda Accord automobile to Mr. Suzuki for $11,000. Mr. Suzuki transferred a 1992 Cadillac automobile to the Company as part of the purchase price for the 2002 Honda Accord. The Company used the 1992 Cadillac as a trade-in on a new 2007 Honda Accord. The values of the 2002 Honda Accord sold to Mr. Suzuki and the 1992 Cadillac transferred by Mr. Suzuki to the Company were determined by an independent third-party automobile dealer.


Note 8 - Lease Commitments

In 2006, the Company entered into a five-year extension of the lease agreement for its current facilities, which expires on January 31, 2011. The base rent under the extended lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of April 30, 2008, the Company's approximate total future minimum lease payments are as follows:

	Year Ending April 30:
                      2009    $ 70,545
                      2010      72,661
                      2011      55,712

                     Total    $198,918

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $81,659, $70,081 and $73,125 for the fiscal years ended April 30, 2008, 2007 and 2006, respectively.


Note 9 - Major Customers

Shipments to one customer amounted to approximately 39%, 40% and 39% of sales in fiscal years 2008, 2007 and 2006, respectively. As of April 30, 2008 and 2007, there were outstanding accounts receivable from this customer of approximately $72,375 and $64,365, respectively. Shipments to another customer accounted for 16% and 13% of sales in fiscal years 2008 and 2007, respectively. As of April 30, 2008 and 2007, there were outstanding accounts receivable from this customer of approximately $31,005 and $18,905, respectively.