Form 10-Q
period 2008-07-31
BIOSYNERGY INC
filed 2008-09-15
CIK 715812

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

 For the quarterly period ended     July 31, 2008
                                   ---------------
  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
--
For the transition period from      to
                               -----  -----

Commission file number  0 -12459
                       ---------

                       Biosynergy, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Illinois                        36-2880990
-------------------------------   -------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

1940 East Devon Avenue, Elk Grove Village, Illinois  60007
------------------------------------------------------------------
          (Address of principal executive offices)

                          847-956-0471
-------------------------------------------------------------------
      (Registrant's telephone number, including area code)

-------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes      No  X
                                                      ----   ----
Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer           Accelerated filer
                        -----                        ----
Non-accelerated filer             Smaller reporting company  X
                        -----                              -----
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     Yes	X   No
                                            ----     ----
APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.		    Yes	  No
                                    ---       ----
SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

	APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
14,935,511
----------



                         BIOSYNERGY, INC.

                 PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       Balance Sheets



                          ASSETS

                                                       July 31, 2008   April 30, 2008
                                                        Unaudited          Audited
                                                      --------------   --------------
Current Assets
Cash							                  300,427         281,123
Short-Term Investment			                        200,000         200,000
Accounts receivable, Trade (Net of                          145,619         143,656
  allowance for doubtful accounts of $500
  at July 31, 2008 and April 30, 2008)
Inventories                                                  98,146          60,906
Prepaid Expenses                                             25,366          19,013
Interest Receivable				                      607           1,634
                                                          ---------       ---------
Total Current Assets 			                        770,165         706,332
                                                          ---------       ---------
Equipment and Leasehold Improvements
Equipment                                                   203,137         201,576
Leasehold improvements                                       20,022          18,175
                                                          ---------       ---------
              				                        223,159         219,751

Less accumulated depreciation and amortization	           (174,843)       (170,289)
                                                          ---------       ---------
   Total Equipment and Leasehold Improvements, Net	       48,316          49,462
                                                           ---------       ---------
Other Assets
Patents less Accumulated Amortization                        16,731          16,995
 Pending Patents                      	                   79,300          70,456
 Deposits                                                     5,947           5,947
                                                          ---------       ---------
  	Total Other Assets		                        101,978	     93,398
                                                          ---------       ---------
   	      				                        920,459         849,192
                                                          =========       =========


The accompanying notes are an integral part of the financial statements.

                 Liabilities and Shareholders' Equity

                                                     July 31, 2008      April 30, 2008
                                                       Unaudited             Audited
                                                    ---------------    ---------------
Current Liabilities
Accounts payable                                         65,990             17,895
Accrued compensation and payroll taxes                   15,287             15,620
Deferred rent                   	                      6,212              6,197
Other accrued expenses                                      180                182
Income Taxes Payable		                           13,141             14,250
Accrued vacation			                           35,389             32,933
                                                    -------------      ------------
Total Current Liabilities                               136,199             87,077
                                                    -------------      ------------

Deferred Income Taxes                                    12,265             12,265
                                                    -------------      ------------

Shareholders' Equity
Common stock, No par value; 20,000,000
  authorized shares issued: 14,935,511
  Shares at July 31, 2008 and at April 30, 2008 	  660,988            660,988
Receivable from Affiliate		                    (19,699)           (19,699)
Retained Earnings				                    130,706            108,561
                                                    -------------      ------------

Total Shareholders' Equity		                    771,995            749,850
                                                    -------------      ------------
                  				              920,459            849,192
                                                    =============      ============


The accompanying notes are an integral part of the financial statements.

                         Biosynergy, Inc.

                     Statements of Operations


			                         Three Months Ended July 31

                                               2008           2007
                                            Unaudited      Unaudited
Net Sales                                   $ 279,431      $ 249,655

Cost of Sales                                  67,697         72,723
                                            ---------      ---------
Gross Profit                                  211,734        176,932
                                            ---------      ---------
Operating Expenses

     Marketing                                 28,198         30,582

     General and administrative               130,460        125,379

     Research and development                  20,626         21,315
                                            ---------      ---------
          Total Operating Expenses            179,284        177,276
                                            ---------      ---------
(Loss) Income from Operations                  32,450           (344)
                                            ---------      ---------
Other Income

     Interest Income                            2,356          3,508
                                            ---------      ---------
     Other income                                 480            480
                                            ---------      ---------
          Total Other Income                    2,836          3,988
                                            ---------      ---------
Net Income Before Income Taxes              $  35,286      $   3,644
                                           ==========     ==========
Provision for Income Taxes                     13,141            656
                                            ---------      ---------
Net Income                                     22,145          2,988
                                            ---------      ---------
Net Income per Shares of Common
Stock-Basic and Diluted                         --             --

 Weighted-Average Common Stock
Outstanding-Basic and Diluted              14,935,511     14,935,511
                                           ==========     ==========

The accompanying notes are an integral part of the financial statements.

                              BIOSYNERGY, INC.

                     STATEMENT OF SHAREHOLDERS' EQUITY

                      THREE MONTHS ENDED JULY 31, 2008

                                 Unaudited



                                              Other
                            Common Stock      And
                       ---------------------- Related    Retained
                        Shares       Amount   Receivable Earnings  Total
                       ----------   --------- ---------- --------- ---------
Balance, May 1,
   2008                14,935,511   $660,988   (19,699)  $108,561  $749,850


Net Income   	         -            -     	   -	     22,145    22,145
                       ----------   --------   --------  --------  --------

Balance, July 31,
 2008                  14,935,511   $660,988   $(19,699) $130,706  $771,995
                       ==========   ========   ========  ========  ========




















The accompanying notes are an integral part of the financial statements.

                         BIOSYNERGY, INC.

                     STATEMENTS OF CASH FLOWS


                                                          Unaudited

                                                 THREE MONTHS ENDED JULY 31,
                                                      2008           2007
                                                 -------------  ------------
Cash Flows from Operating Activities
  Net income            	 			 $    22,145     $   2,988
  Adjustments to reconcile net
   income to cash provided by (used in)
   operating activities
     Depreciation and amortization                     4,818         5,489
     Changes in assets and liabilities
       Accounts receivable     		            (1,963)          772
       Inventories       	                       (37,240)      (20,674)
       Prepaid expenses                               (6,353)       (2,759)
       Interest Receivable                             1,027           (49)
       Accounts payable and accrued expenses          49,122         (1,434)
                                                 -------------  ------------
         Total Adjustments                             9,411        (18,655)
                                                 -------------  ------------

Net Cash (Used In) Provided by
   Operating Activities                               31,556        (15,667)
                                                 -------------  ------------

Cash Flow from Investing Activities
  Patents and Patents Pending                         (8,844)        (7,740)
  Purchase of Equipment                               (3,408)        (4,825)
                                                 -------------  ------------
Net Cash Used in Investing Activities                (12,252)       (12,565)
                                                 -------------  ------------
Increase (Decrease) in Cash and Cash Equivalents      19,304        (28,232)
                                                 -------------  ------------
Cash Beginning Period                            $   481,123     $  187,100
                                                 -------------  ------------
Cash Ending Period                               $   500,427     $  158,868
                                                 =============  ============



The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2008 Annual Report or Form 10-KSB. The results of operations for the three months ended July 31, 2008 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.48% of the sales during the quarter ending July 31, 2008. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Stock Options

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-based Payment" (SFAS 123R) whereby stock option expense is calculated at fair value using Black Scholes Valuation model and amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company previously accounted for its stock option awards under the intrinsic value based method of accounting prescribe by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees."
Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" by using the Black-Scholes option-pricing model. The Company has never granted options below market price on the date of grant. No share-based compensation cost was recognized in the Company's financial statements for the three month period ended July 31, 2008, as no options were granted or outstanding during this time period.

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


Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of July 31, 2008, approximates their carrying value.


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



Note 2 - Summary of Significant Accounting Policies (Continued)

Income Taxes

The components of the net deferred income tax liabilities as of April 30, 2008 and 2007 are as follows:

                                           2008        2007
                                        ---------- -----------
Total deferred tax liabilities
  Patents	                            $ 12,040   $    -
  Accrued vacation pay                   (10,614)       -
  Equipment and leaseholds                 8,707        -
  Prepaid insurance                        5,208        -
  Other                                   (3,076)       -
                                        ---------- -----------
    Net deferred income tax liabilities $	12,265   $    -
                                        ========== ===========

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
                                        ========== ==========


Deferred income tax liabilities result primarily from capitalized legal costs associated with patents that are deducted immediately for income tax purposes and from differences between depreciation expenses and prepaid insurance for book and tax purposes. (See
Note 2). Deferred income tax assets result primarily from accrued vacation pay which is not deducted unless paid within 2 1/2 months of each year-end, net operating loss carryforwards, valuation allowances for inventories and accounts receivable and expenses not deductible for tax purposes until paid.


Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of July 31:

                              2008     2007
                            -------  --------
	Current
		Federal         $10,061  $  656
		State             3,080     -0-
                            -------  -------
Provision for Income Taxes  $13,141  $  656
                            =======  =======

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                       Year Ended   July 31,
                                          2007	      2008
                                       ----------   --------
U.S. federal statutory tax rate		34.0%		34.0%
State income tax expense, net of
  Federal tax benefit		             3.0         3.0
Effect of graduated federal tax rates      0.2       (19.0)
                                       ----------   --------
   Consolidated Effective Tax Rate        37.2%       18.0%


The Company has utilized all of its net operating loss carryforwards. A valuation allowance was established as of April
30, 2007 (no valuation allowance was necessary as of April 30, 2008) for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that benefit will not be realized.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles."
 SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles. The statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to AU Section 411, "The Meaning of 'Present Fairly in Conformity with Generally Accepted Accounting Principles.'" The Company does not expect this adoption will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 161 changes the disclosure requirement for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2009). SFAS No. 161 will be effective for the Company beginning in the 1st Quarter of fiscal 2010 (May 1, 2009). The Company is assessing the potential impact that the adoption of SFAS No. 161 will have on its financial condition and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115." SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal

2009 (May 1, 2008). The Company's adoption of SFAS No. 159 did not have a significant effect on the company's financial position or results of operations.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, established a framework for measuring fair value and expands disclosures about fair value measurements.
 SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset of liability. SFAS No. 157 is effective for the Company beginning in fiscal year 2009. The Company's adoption of SFAS No. 157 did not have a significant effect on the Company's financial position or results of operations.


Short-Term Investments

In May 2008, the Company reinvested $100,000 in a four month certificate of deposit at an interest rate of 2.64%. The maturity date is September 18, 2008. The Company reinvested in an additional $100,000 certificate of deposit on July 25, 2008 for seven months at an interest rate of 3.51%. The maturity date is February 23, 2009.



Note 3 - Inventories

Components of inventories are as follows:

                       April 30,       July 31,
                          2008           2008
                       ---------      ---------
Raw materials          $ 46,820        $ 60,534
Work-in-process          13,939           5,621
Finished goods              147          31,991
                       $ 60,906        $ 98,146




Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.



Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2008 and July 31, 2008:

                                       Stock of Affiliates
                               ---------------------------------------
                                             F.K. Suzuki
                                Biosynergy,  International,   Medlab,
                                    Inc.           Inc.        Inc.
                               ------------- -------------- ----------
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


As of July 31, 2008 and April 30, 2008, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance has been reclassified as a contra equity account.



Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                           		         Three Months Ending
                                                    July 31,
                                               2008           2007
                                           ------------  -----------
Numerator:
    Net income (loss) attributable to
     common shareholders                 	      $22,145       $2,988
 Denominator:
    Weighted Average Outstanding
    Shares-Basic 			               14,935,511   14,935,511

Earnings Per Share-Basic     	  		         0.00         0.00
                                             ----------   ----------
Effect of dilutive common equivalent
shares - weighted average stock
options outstanding	                           0.00         0.00

Weighted Average Outstanding
 Shares Diluted				         14,935,511   14,935,511

Earnings Per Share-Diluted			         0.00         0.00
                                             ----------   ----------



Note 7 - Major Customers

Shipments to one customer amounted to 39.19% of sales during the first three months of Fiscal 2009. As of July 31, 2008, there were outstanding accounts receivable from this customer of $80,275. Shipments to another customer amounted to 19.43% of sales during the first three months of Fiscal 2009. As of July 31, 2008, there were outstanding accounts receivable from this customer of approximately $23,470.


Item 2.  Management's Discussion of Financial Condition and
         Results of Operations
         --------------------------------------------------


Net Sales/Revenues

For the three month period ending July 31, 2008 ("1st Quarter"), the net sales increased 11.93%, or $29,776, as compared to net sales for the comparative quarter ending in 2007. This increase in sales is primarily the result of an increase in unit sales of HemoTempR II during the 1st Quarter. At April 30, 2008, the Company had back orders of $3,600 for HempTempR II Activators which were filled during the 1st Quarter. As of July, 31, 2008, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $2,836 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $2,356.



Costs and Expenses

                           General

The operating expenses of the Company during the 1st Quarter increased overall by 1.13%, or $2,008, as compared to the 1st Quarter in 2007, primarily due to an increase in general administrative expenses. See "General and Administrative Expenses" below.


                        Cost of Sales

The cost of sales during the 1st Quarter decreased by $5,026 as compared to these expenses during the same quarter ending in 2007. This decrease is due primarily to decreased labor costs. As a percentage of sales, the cost of sales were 24.23% during the 1st Quarter and 29.13% for the comparative quarter ending in 2007. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sale as a percentage of sales will materially change in the near future.


             Research and Development Expenses

Research and Development costs decreased $689, or .33%, as compared to the same quarter in 2007. The Company is continuing to investigate certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.


                     Marketing Expenses

Marketing expenses for the 1st Quarter decreased by $2,384 or 8.45%, as compared to the quarter ending July 31, 2007. The Company experienced decreased promotional costs during the 1st Quarter accounting for the overall decrease in Marketing expenses.


General and Administrative Expenses

General and administrative costs increased by $5,081, or 4.05%, as compared to the 1st Quarter ending in 2007. This increase was primarily the result of an increase in legal and health insurance expenses incurred in the ordinary course of business. Except for unforeseen extraordinary items, increases to employee compensation associated with the Company's 401(k) plan and bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2009.


Net Income

The Company realized net income of $22,145 during the 1st Quarter as compared to a net income of $2,988 for the comparative quarter of the prior year. The increase in net income is primarily a result of increased unit sales of the Company's products and decreases in operating expenses discussed above.


Assets/Liabilities
                            General



Since April 30, 2008 the Company's assets have increased by $71,267 and liabilities have increased by $49,122. The increase in assets (primarily cash, inventories and prepaid expenses) is a result of an increased profitability of the company.

                    Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2008 and April 30, 2008.
This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI as of April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, $19,669 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 5.65 to 1, has decreased compared to 8.11 to 1 at April 30, 2008. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

The increase in liabilities is due primarily to legal and accounting expenses incurred in preparing the Company's annual report on Form 10-KSB and auditing the Company's April 30, 2008 year end financial statements.


Liquidity and Capital Resources
--------------------------------
During the 1st Quarter, the Company experienced a increase in working capital of $14,711. This is primarily due to an increase in cash from operations.

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



The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its accounts receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $31,556 during the three month period ending July 31, 2008. An aggregate of $12,252 was used for equipment purchases and patent expenses during this same period. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2008.

As of July 31, 2008, the Company had $770,165 of current assets available. Of this amount, $25,366 was prepaid expenses, $98,146 was inventory, $145,619 was net trade receivables $200,000 was short-term investments, and $300,427 was cash. The Company's available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

Effects of Inflation. With the exception of raw material and labor costs increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.

Critical Accounting Policies and Estimates. On December 12, 2001, the SEC issued FR-60 ACautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation, including the judgments and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

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

Item 3.	Quantitative and Qualitative Disclosures About Market
            Risk.
            -----------------------------------------------------
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates. The Company's operations are not exposed to financial risk that will have a material impact on its financial position and results of operation.

Item 4.	Controls and Procedures
            ------------------------
(a)	Evaluation of Disclosure Controls and Procedures.  The
management of the Company is responsible for maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is the opinion of the Audit Committee that such controls, policies and procedures are effective in ensuring that material regarding the Company is presented in this Quarterly Report.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2008 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in alerting them in a timely fashion to all material information related to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

(b)	Changes in Internal Controls Over Financial Reporting.  The
Company maintains systems of accounting and internal controls, policies and procedures designed to provide assurance that assets are properly accounted for, as well as to ensure that the financial records are reliable for preparing financial statements. The systems are augmented by qualified personnel and are reviewed on a periodic basis. There have been no significant changes in the Company's internal controls over financial reporting or in other factors during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.



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

Biosynergy, Inc.

Date September 15, 2008	  /s/ Fred K. Suzuki
                          ----------------------
                          Fred K. Suzuki
                          Chief Executive
                          Officer, Chairman of the Board, and
                          President

Date September 15, 2008   /s/ Laurence C. Mead
                          ----------------------
                          Laurence C. Mead
                          Vice President/Manufacturing and
                          Development,
                          Chief Financial Officer, and Chief
                          Accounting Officer

                         EXHIBIT 31.1

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Fred K. Suzuki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Biosynergy, Inc., small business issuer;

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

Date September 15, 2008	  /s/ Fred K. Suzuki
                          ----------------------
                          Fred K. Suzuki
                          Chief Executive
                          Officer, Chairman of the Board, and
                          President

                         EXHIBIT 31.2

            CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Biosynergy, Inc., small business issuer;

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

Date September 15, 2008   /s/ Laurence C. Mead
                          ----------------------
                          Laurence C. Mead
                          Vice President/Manufacturing and
                          Development,
                          Chief Financial Officer, and Chief
                          Accounting Officer

                     EXHIBIT 32.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of July 31, 2008, and for the period then ended.

Biosynergy, Inc.

Date September 15, 2008	  /s/ Fred K. Suzuki
                          ----------------------
                          Fred K. Suzuki
                          Chief Executive
                          Officer, Chairman of the Board, and
                          President

                   EXHIBIT 32.2

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of July 31, 2008, and for the period then ended.

Biosynergy, Inc.

Date September 15, 2008   /s/ Laurence C. Mead
                          ----------------------
                          Laurence C. Mead
                          Vice President/Manufacturing and
                          Development,
                          Chief Financial Officer, and Chief
                          Accounting Officer