Form 10-Q
period 2008-10-31
BIOSYNERGY INC
filed 2008-12-15
CIK 715812

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--  SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  October 31, 2008
                                    ----------------
    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
--- ACT

    For the transition period from __________ to ___________

    Commission file number    0 -12459

                          Biosynergy, Inc.
-------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

       Illinois                             36-2880990
------------------------------- --------------------------------
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

   1940 East Devon Avenue, Elk Grove Village, Illinois  60007
-----------------------------------------------------------------
	(Address of principal executive offices)

                           847-956-0471
-----------------------------------------------------------------
       (Registrant's telephone number, including area code)

-----------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   X   Yes      No
          ---
Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer               Accelerated filer
                          ----                            ----
Non-accelerated filer
                          ----
(Do not check if a smaller reporting company)

Smaller reporting company   X
                          -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes   X   No
                                        ---     ---

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,935,511




                      BIOSYNERGY, INC.

                  PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                         Balance Sheets



                                    ASSETS

                                                      October 31, 2008   April 30,2008
                                                          Unaudited         Audited
                                                      ----------------   -------------
Current Assets
   Cash					                         $283,292         $281,123
   Short-Term Investments	                                200,000	       200,000
   Accounts receivable, Trade (Net of                         125,678          143,656
      allowance for doubtful accounts of $500
      at October 31, 2008 and April 30, 2008)
   Inventories                                                 83,338           60,906
   Prepaid Expenses                                            26,278           19,013
   Interest Receivable		                                  1,301            1,634
                                                             --------         --------
          Total Current Assets                                719,887          706,332
                                                             --------         --------
Equipment and Leasehold Improvements
   Equipment              	                                203,137          201,576
   Leasehold improvements                                      20,022           18,175
                                                             --------         --------
                                                              223,159          219,751

   Less accumulated depreciation and amortization	       (179,535)        (170,289)
                                                             --------         --------

     Total Equipment and Leasehold Improvements, Net	         43,624           49,462
                                                             --------         --------
Other Assets
   Patents less Accumulated Amortization                       16,467           16,995
   Pending Patents                                             85,282           70,456
   Deposits                                                     5,947            5,947
                                                             --------         --------
          Total Other Assets		                          107,696	        93,398
                                                             --------         --------
                                                             $871,207         $849,192
                                                             ========         ========

The accompanying notes are an integral part of the condensed financial statements.

                       Liabilities and Stockholders' Equity


                                                        October 31, 2008   April 30,2008
                                                            Unaudited         Audited
                                                        ----------------   -------------
Current Liabilities
  Accounts payable                                            $23,710          $17,895
  Accrued compensation and payroll taxes                        7,521           15,620
  Deferred rent                                                 6,227            6,197
  Other accrued expenses                                          275              182
  Income Taxes Payable			                                -           14,250
  Accrued vacation				                     32,873           32,933
                                                             --------         --------
          Total Current Liabilities        	               70,606           87,077
                                                             --------         --------
Deferred Income Taxes                                          12,265           12,265
                                                             --------         --------

Shareholders' Equity
  Common stock, No par value; 20,000,000
    authorized shares issued: 14,935,511
    Shares at October 31, 2008
    and at April 30, 2008 	                                660,988          660,988
  Receivable from Affiliate		                          (19,699)         (19,699)
  Retained Earnings			                          147,047          108,561
                                                             --------         --------
          Total Shareholders' Equity                          788,336          749,850
                                                             --------         --------
               				                         $871,207         $849,192
                                                             ========         ========


The accompanying notes are an integral part of the condensed financial statements.

                                    Biosynergy, Inc.

                                 Statements of Operations
______________________________________________________________________________________


                                              Three Months Ended     Six  Months Ended
                                                  October 31,           October 31,
                                             ------------------- ----------------------
                                               2008      2007       2008        2007
                                           ---------- ---------- ---------- ----------
Net Sales                                    $229,173   $259,419   $508,604   $509,074

Cost of Sales                                  69,853     70,354    137,550    143,077
                                           ---------- ---------- ---------- ----------
Gross Profit                                  159,320    189,065    371,054    365,997
                                           ---------- ---------- ---------- ----------
Operating Expenses

  Marketing                                    31,341     29,002     59,539     59,584
  General and administrative                   87,308     69,509    217,767    194,887
  Research and development                     22,365     22,623     42,991     43,938
                                           ---------- ---------- ---------- ----------
     Total Operating Expenses                 141,014    121,134    320,297    297,409
                                           ---------- ---------- ---------- ----------
Income from Operations                         18,306     67,931     50,757     67,588
                                           ---------- ---------- ---------- ----------
Other Income

     Interest Income                            2,539      3,231      4,895      6,739
     Other Income                                 480        480        960        960
                                           ---------- ---------- ---------- ----------
          Total Other Income                    3,019      3,711      5,855      7,699
                                           ---------- ---------- ---------- ----------
Net Income Before Income Taxes                $21,325    $71,642    $56,612    $75,287

Provision for Income Taxes                      4,985     19,897     18,126     20,553
                                           ---------- ---------- ---------- ----------
Net Income                                    $16,340    $51,745    $38,486    $54,734

Net Income Per Common Stock -
   Basic and Diluted                                -          -          -          -
                                           ---------- ---------- ---------- ----------
Weighted-Average Common Stock
Outstanding-Basic                          14,935,511 14,935,511 14,935,511 14,935,511
  and Diluted
                                           ---------- ---------- ---------- ----------


The accompanying notes are an integral part of the condensed financial statements.


                                 BIOSYNERGY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                        SIX MONTHS ENDED OCTOBER 31, 2008

                                  Unaudited



                      Common Stock      Other and Related   Retained
                 ---------------------      Receivables     Earnings
                   Shares      Amount                                      Total
                 ----------   --------  ----------------- -----------   ------------
Balance,
May 1, 2008      14,935,511   $660,988      ($19,699)      $108,561       $749,850


Net Income                -          -            -          38,486         38,486
                  ----------  ---------     ---------      --------       --------
Balance,
October 31, 2008  14,935,511  $660,988      ($19,699)      $147,047       $697,698
                  ==========  =========     =========      ========       ========




The accompanying notes are an integral part of the condensed financial statements.


                                  BIOSYNERGY, INC.

                              STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                      SIX MONTHS ENDED OCTOBER 31,
                                                      ----------------------------
                                                        2008              2007
                                                      -----------    ------------
Cash Flows from Operating Activities
  Net income                                           $  38,486       $   54,734
  Adjusted to reconcile net income to cash
    provided by operating activities
    Depreciation and amortization                          9,774           10,619
  Changes in assets and liabilities
    Accounts receivable                                   17,978          (20,255)
    Inventories                                          (22,432)         (16,911)
    Prepaid expenses                                      (7,265)           4,506
    Interest receivable                                      333              464
    Accounts payable and accrued expenses                (16,471)         (25,264)
                                                       ----------      -----------
Total Adjustments                                        (18,083)         (46,841)
                                                       ----------      -----------
Net Cash Provided By
  Operating Activities                                    20,403            7,893
                                                       ----------      -----------
Cash Flow from Investing Activities
   Patents and patents pending                           (14,826)         (12,671)
   Equipment and leasehold improvements                   (3,408)          (5,895)
                                                       ----------      -----------
Net Cash Used in
  Investing Activities                                   (18,234)         (18,566)
                                                       ----------      -----------
Increase (Decrease) in Cash                                2,169          (10,673)
                                                       ----------      -----------
  Cash Beginning Period                                  281,123          187,100
                                                       ----------      -----------
  Cash Ending Period                                    $283,292         $176,427
                                                       ==========      ===========



The accompanying notes are an integral part of the condensed financial statements.


Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2008 Annual Report or Form 10-KSB. The results of operations for the six months ended October 31, 2008 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.82% of the sales during the quarter ending October 31, 2008. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash
----
The Company deposits its cash in an account with a financial institution, which at times may exceed federally and other insured limits. However, management does not feel that that deposits exceeding federally and other insured limits represents significant risk.

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

Revenue Recognition
--------------------
The Company recognizes net sales revenue upon the shipment of product to customers.

Research and Development and Patents
------------------------------------
Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and once obtained, amortized over the life of the respective patent on the straight-line method.

Stock Options
--------------
Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-based Payment" (SFAS 123R) whereby stock option expense is calculated at fair value using Black Scholes Valuation model and amortized on an even basis (net of estimated forfeitures) over the requisite service period. The Company previously accounted for its stock option awards under the intrinsic value based method of accounting prescribe by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" by using the Black-Scholes option-pricing model. The Company has never granted options below market price on the date of grant. No share-based compensation cost was recognized in the Company's financial statements for the six month period ended October 31, 2008, as no options were granted or outstanding during this time period.

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

Fair Value of Financial Instruments
------------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheet as of October 31, 2008, approximates their carrying value.

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

Income Taxes
------------
The components of the net deferred income tax liabilities as of April 30, 2008 and 2007 are as follows:

                                                       2008        2007
                                                    ----------  ----------
	Total deferred tax liabilities
		Patents	                               $12,040    $      -
		Accrued vacation pay                       (10,614)          -
		Equipment and leaseholds                     8,707           -
		Prepaid insurance	                           5,208           -
		Other		                                (3,076)          -
	                                              ----------  ----------
		Net deferred income tax liabilities        $12,265    $      -
                                                    ==========  ==========

The components of the net deferred income tax assets as of April 30, 2008 and 2007 are as follows:

                                                       2008        2007
                                                    ----------  ----------
	Total deferred tax assets
		Net operating loss carryforward	      $      -  $    6,583
		Valuation allowance recognized                   -	  (6,583)
	                                              ----------  ----------
		Net deferred income tax assets            $      -  $        -
                                                    ==========  ==========

Deferred income tax liabilities result primarily from capitalized legal costs associated with patents that are deducted immediately for income tax purposes and from differences between depreciation expenses and prepaid insurance for book and tax purposes. Deferred income tax assets result primarily from accrued vacation pay which is not deducted unless paid within 2-1/2 months of each year-end, net operating loss carryforwards, valuation allowances and accounts receivable and expenses not deductible for tax purposes until paid.



Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of October 31:

                                       2008         2007
                                     --------     --------
	Current
		Federal                   $14,163      $15,283
		State                       3,963        5,270
                                     --------     --------
Provision for Income Taxes            $18,126      $20,553
                                     ========     ========


The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                 Year Ended October 31,
                                                     2008       2007
                                                 ----------  ----------
	U.S. federal statutory tax rate		    34.0%       34.0%
	State income tax expense, net of
	  Federal tax benefit                          3.0         3.0
	Effect of graduated federal tax rates         (5.0)        0.2
                                                 ----------  ----------
	Consolidated Effective Tax Rate               32.0%       37.2%
                                                 ==========  ==========


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

Short-Term Investments
----------------------
In September 2008, the Company reinvested $100,000 in a seven month certificate of deposit at an interest rate of 3%. The maturity date is April 18, 2009. The Company reinvested in an additional $100,000 certificate of deposit on July 25, 2008 for seven months at an interest rate of 3.51%. The maturity date is February 23, 2009.

Note 3 - Inventories
Components of inventories are as follows:

                     April 30,      October 31,
                       2008            2008
                    ----------      -----------
Raw materials         $46,820         $51,917
Work-in-process        13,939          23,150
Finished goods            147           8,271
                      -------         -------
                      $60,906         $83,338
                      =======         =======

Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2008 and October 31, 2008:

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


As of October 31, 2008 and April 30, 2008, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance has been reclassified as a contra equity account.

Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                         Six Months Ending
                                             October 31,
                                         2008          2007
                                      -----------   -----------
Numerator:
  Net income (loss) attributable to
   Common shareholders                    $38,486      $54,734
Denominator:
  Weighted Average Outstanding
   Shares-Basic                        14,935,511   14,935,511

Earnings Per Share-Basic                     0.00         0.00
                                       ----------   ----------
Effect of dilutive common equivalent
 Shares-weighted average stock
  Options outstanding                        0.00         0.00

Weighted Average Outstanding
 Shares Diluted                        14,935,511   14,935,511

Earnings Per Share-Diluted                   0.00         0.00
                                       ----------   ----------


Note 7 - Major Customers

Shipments to one customer amounted to 37.49% of sales during the first six months of Fiscal 2009 compared to 37.88% of sales for the same customer during the comparative period ending in 2007. As of October 31, 2008, there were outstanding accounts receivable from this customer of $62,520 compared to outstanding accounts receivable from such customer of $84,500 as of October 31, 2007. Shipments to another customer amounted to 19.09% of sales during the first six months of Fiscal 2009 compared to 13.32% of sales for the same customer during the comparative period ending in 2007. As of October 31, 2008, there were outstanding accounts receivable from this customer of approximately $18,015 compared to outstanding accounts receivable from such customer of approximately $12,665 as of October 31, 2007.


Item 2.  Management's Discussion of Financial Condition and Results of
Operations

Net Sales/Revenues
------------------

For the three month period ending October 31, 2008 ("2nd Quarter"), the net sales decreased 13.19%, or $30,246, and decreased .09%, or $470 during the six month period ending October 31, 2008, as compared to net sales for the comparative periods ending in 2007. This decrease in sales is primarily the result of a decrease in unit sales of HemoTempR , StaFreez and Hemo-CoolerJr. As of October, 31, 2008, the Company had no back orders.

In addition to the above, the Company had $3,019 and $5,855 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the 2nd Quarter and the six month period ending October 31, 2008, respectively.

Costs and Expenses
------------------
                               General

The operating expenses of the Company during the 2nd Quarter increased overall by 16.41%, or $19,880, and increased by 7.34%, or $21,888, for the six month period ending October 31, 2008, as compared to the same periods ending in 2007. These increases were primarily due to an increase in wages, as well as an increase in income taxes, and accounting and legal fees.

                            Cost of Sales

The cost of sales during the 2nd Quarter decreased by $501 and decreased by $5,527 during the six month period ending October 31, 2008 as compared to the same periods ending in 2007. As a percentage of sales, the cost of sales were 30.48% during the 2nd Quarter and 27.12% for the comparative quarter ending in 2007; and 27.04% during the six month period ending October 31, 2008 compared to 28.11% in 2007. The decrease in cost of sales for the six month period ending October 31, 2008, primarily related to a decrease in part time labor expenses. Subject to unanticipated increases in raw materials or extraordinary expenses, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

                       Research and Development

Expenses
---------

Research and Development costs decreased $258, or 1.15%, during the 2nd Quarter as compared to the same quarter in 2007. These costs decreased by $947, or 2.20%, during the six month period ending October 31, 2008 as compared to the same period in 2007. This decrease is due to a decrease in travel and entertainment expenses due to the curtailment in development activities during the period. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products and research intended to improve its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete its investigation and development of the bacteria retardant agents.

                          Marketing Expenses

Marketing expenses for the 2nd Quarter increased by $2,339, or 8.06%, as compared to the quarter ending October 31, 2007 and decreased by $45, or .07%, during the six month period ending October 31, 2008 compared to the six-month period ending October 31, 2007. This overall decrease was due to decreases in product brochure expenses and offset by increases in salaries, health insurance premiums, employer 401(k) plan contributions during the six month period ending October 31, 2008.

                  General and Administrative Expenses

General and administrative costs increased by $17,799, or 25.61%, in the 2nd Quarter, and increased by $22,880, or 11.74%, during the six month period ending October 31, 2008, as compared to the same periods in 2007. This overall increase was due primarily to increases in salaries, employer 401(k) plan contributions, health insurance premiums, income taxes, accounting fees and legal expenses. Except for unforeseen extraordinary items, increases to employee compensation associated with the Company's 401(k) plan and bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2009.

Net Income
----------

The Company realized a net income of $16,340 during the 2nd Quarter as compared to a net income of $51,745 for the comparative quarter in the prior year. The Company also realized a net income of $38,486 for the six month period ending October 31, 2008 as compared to a net income of $54,734 during the same period in 2007. The decrease in net income is a direct result of an increase in general and administrative costs as discussed above.

Assets/Liabilities
-------------------
                             General

Since April 30, 2008, the Company's assets have increased by $22,015 and liabilities have decreased by $16,471. The increase in assets, primarily prepaid expenses, pending patents and inventory, and decrease in liabilities, primarily accrued expenses, is due to the overall profitability of the Company since April 30, 2008.

                      Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an
affiliate, at October 31, 2008 and April 30, 2008.    This account primarily
represents common expenses which were previously charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, $19,669 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Current Assets/Liabilities Ratio
--------------------------------

The ratio of current assets to current liabilities, 10.20 to 1, has increased compared to 8.11 to 1 at April 30, 2008 due to the overall profitability of the Company. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources
-------------------------------

During the six month period ending October 31, 2008, the Company experienced an increase in working capital of $30,026. This is primarily due to the Company's net income sustained during the six month period ending October 31, 2008.

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

The cash provided by operating activities was $20,403 during the six month period ending October 31, 2008. An aggregate of $18,234 was used for equipment purchases and patent expenses during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the six month period ending October 31, 2008

As of October 31, 2008, the Company had $719,887 of current assets available.
Of this amount, $26,278 was prepaid expenses, $83,338 was inventory, $125,678 was net trade receivables, $283,292 was cash, and $200,000 was short-term certificates of deposit. The Company's available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. Funds invested by the Company in short-term certificates of deposit were believed by management to not be necessary for the Company's working capital needs during the fiscal period ending October 31, 2008. To date, the Company's investment in short-term certificates of deposit has not had a material adverse effect on the Company's working capital needs. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations. In the event the Company needs additional working capital, it may become necessary for the Company to liquidate any short-term certificates of deposit it owns and use the proceeds thereof for working capital purposes.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2008 (the "Evaluation Date"). Such evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in alerting them in a timely fashion to all material information related to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.


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

Biosynergy, Inc.


Date December 12, 2008               /s/Fred K. Suzuki
                                     ----------------------------
                                     Fred K. Suzuki
                                     Chief Executive Officer,
                                     Chairman of the Board,
                                     President and Treasurer

Date December 12, 2008               /s/Laurence C. Mead
                                     ---------------------------------
                                     Laurence C. Mead
                                     Vice President/Manufacturing and
                                     Development, Chief Financial
                                     Officer, Chief Accounting Officer
                                     and Director

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

Dated: December 12, 2008

                                          /s/ Fred K. Suzuki
                                          --------------------------------------
                                          Chairman of the Board, Chief Executive
                                          Officer and President

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

Dated: December 12, 2008

                                          /s/ Laurence C. Mead
                                          -----------------------------------
                                          Laurence C. Mead
                                          Vice President/Manufacturing and
                                          Development, Chief Financial Officer,
                                          and Chief Accounting Officer

                                 EXHIBIT 32.1
        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d)
of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2008, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       --------------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer and President

Dated:  December 12, 2008

                               EXHIBIT 32.2

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d)
of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2008, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       --------------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and Development,
                       Chief Financial Officer, and Chief Accounting Officer


Dated: December 12, 2008