Form 10KSB/A
period 2008-04-30
BIOSYNERGY INC
filed 2009-03-05
CIK 715812

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

Transitional Small Business Disclosure Format (check one): yes [   ]
no [X]

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10-KSB amends the Company's Annual Report on Form 10-KSB for the fiscal year ending April 30, 2008 filed with the Securities and Exchange Commission as of July 29, 2008 (the "Original Filing") and includes updated wording in Item 8A "Controls and Procedures" and Exhibits 31.1 and 31.2 in response to comments received by us from the Staff of the Securities and Exchange Commission. No attempt has been made in this Form 10-KSB/A to modify or update the disclosures in the Original Filing except as described above. This Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

Item 8A.  Controls and Procedures.
          ------------------------

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)of the Exchange
Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were effective.

(a)     Management's Annual Report on Internal Control Over Financial
Reporting

  (1) Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company.
The Company maintains processes designed by, or under the surpervision of the Company's management, including but not limited to the Company's
Chief Executive Officer and its Chief Accounting Officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles including policies and procedures that:
(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

  (2) The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is the opinion of the Audit Committee that the Company's internal control over financial reporting is effective. The internal control over financial reporting is augmented by qualified personnel and is evaluated on a periodic basis. The evaluation is essentially an audit of the controls and procedures (and risk factors related to them) which was developed by the Company based on criteria similar to that proscribed by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

  (3)	Prior to the date of filing this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness as of the end of the Company's fiscal year ending April 30, 2008 of the Company's internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Accounting Officer conclude that the Company's internal control over financial reporting is effective.

  (4)	This Annual Report does not include an attestation report of the
Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

(b) There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending April 30, 2008 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.

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



/s/ Fred K. Suzuki /s/                 July 28, 2008
-----------------------------------    --------------
Fred K. Suzuki, Chairman of the            Date
Board of Directors, Chief Executive
Officer, President and Treasurer


/s/ Lauane C. Addis /s/                July 28, 2008
------------------------------------   -------------
Lauane C. Addis, Secretary                 Date
and Director






                               EXHIBIT 31.1
                CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred K. Suzuki, certify that:

1. I have reviewed this report on Form 10-KSB of Biosynergy, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small businessissuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c.	Evaluated the effectiveness of the small business issuer's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d.	Disclosed in this report any change in the small business
issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.	The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Dated: July 28, 2008


/s/ Fred K. Suzuki /s/
--------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer









                               EXHIBIT 31.2
                CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1.     I have reviewed this Annual Report on Form 10-KSB of Biosynergy,
Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and we have:

	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c.	Evaluated the effectiveness of the small business issuer's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d.	Disclosed in this report any change in the small business
issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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