Form 10-Q
period 2009-01-31
BIOSYNERGY INC
filed 2009-04-16
CIK 715812

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the quarterly period ended  January 31, 2009

---  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________ to ___________

         Commission file number   0 -12459

                             Biosynergy, Inc.
-----------------------------------------------------------------------
	(Exact name of small business issuer as specified in its charter)

          Illinois                             36-2880990
---------------------------------  -----------------------------------
 (State or other jurisdiction      (IRS Employer Identification No.)
of incorporation or organization)

       1940 East Devon Avenue, Elk Grove Village, Illinois  60007
----------------------------------------------------------------------
              (Address of principal executive offices)

                                847-956-0471
----------------------------------------------------------------------
       (Registrant's telephone number, including area code)

----------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     X   Yes      No
                                                  ---       ---
Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    		Accelerated filer
                         ---                          ---
Non-accelerated filer   (Do not check if a smaller reporting company)
                     ---
Smaller reporting company  X
                          ---
Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     Yes  X  No
                                             ---    ---

APPLICABLE ONLY TI ISSUERS INVOLVED IN A BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.		   Yes      No
                                    ---      ---

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





                        BIOSYNERGY, INC.

                PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Balance Sheets



                            ASSETS
                           --------

                                                  January 31, 2009   April 30, 2008
                                                     Unaudited           Audited
                                                      ---------        ---------
Current Assets
   Cash							       $277,149	      $281,123
   Short-Term Investments				        200,000          200,000
   Accounts receivable, Trade (Net of                   129,582          143,656
     allowance for doubtful accounts of $500
     at January 31, 2009 and April 30, 2008)
   Inventories                                           76,960           60,906
   Prepaid Expenses                                      39,666           19,013
   Interest Receivable				                2,930            1,634
                                                      ---------        ---------
          Total Current Assets 	                    726,287          706,332
                                                      ---------        ---------

Equipment and Leasehold Improvements
   Equipment                                            203,137          201,576
   Leasehold improvements                                20,022           18,175
                                                      ---------        ---------
                                                        223,159          219,751

   Less Accumulated Depreciation and Amortization      (184,182)        (170,289)
                                                      ---------        ---------
          Total Equipment and Leasehold
            Improvements, Net	                           38,977           49,462
                                                      ---------        ---------

Other Assets
   Patents less Accumulated Amortization                 16,202           16,995
   Pending Patents               	                     85,282           70,456
   Deposits                                               5,947            5,947
          Total Other Assets		                    107,431	        93,398
                                                      ---------        ---------
                                                       $872,695         $849,192
                                                      =========        =========

The accompanying notes are an integral part of the condensed financial statements.

               Liabilities and Shareholders' Equity
               ------------------------------------

                                                  January 31, 2009   April 30, 2008
                                                     Unaudited           Audited
                                                      ---------        ---------
Current Liabilities
   Accounts Payable                                    $  9,916          $17,895
   Accrued Compensation and Payroll Taxes                16,304           15,620
   Deferred Rent                                          6,242            6,197
   Income Taxes Payable				                 -              14,250
   Accrued Vacation					         13,930           32,933
   Other Accrued Expenses                                   274              182
                                                      ---------        ---------
          Total Current Liabilities                      46,666           87,077
                                                      ---------        ---------
Deferred Income Taxes                                    12,265           12,265
                                                      ---------        ---------

Shareholders' Equity
   Common stock, No Par Value; 20,000,000
     Authorized Shares Issued: 14,935,511
     Shares at January 31, 2009
     and at April 30, 2008 	                          660,988          660,988
   Receivable from Affiliate			              (19,699)         (19,699)
   Retained Earnings			                    172,475          108,561
                                                      ---------        ---------
Total Shareholders' Equity	                          813,764          749,850
                                                      ---------        ---------
                                                       $872,695         $849,192
                                                      =========        =========


The accompanying notes are an integral part of the condensed financial statements.

                           Biosynergy, Inc.

                      Statements of Operations




                                                Three Months Ended   Nine Months Ended

                                                   January 31           January 31

                                               2009       2008        2009       2008
                                           ---------- ----------   ---------- ----------

Net Sales                                    $248,904   $261,329     $757,508   $770,403
Cost of Sales                                  73,809     75,646      211,359    218,723
                                           ---------- ----------   ---------- ----------
Gross Profit                                  175,095    185,683      546,149    551,680
                                           ---------- ----------   ---------- ----------
Operating Expenses
     Marketing                                 35,966     28,090       95,505     87,675
     General and Administrative                85,242     78,439      303,009    281,583
     Research and Development                  21,585     20,350       64,575     64,287
                                           ---------- ----------   ---------- ----------
          Total Operating Expenses            142,793    126,879      463,089    433,545
                                           ---------- ----------   ---------- ----------

Income from Operations                         32,302     58,804       83,060    118,135
                                           ---------- ----------   ---------- ----------
Other Income
     Interest Income                            2,173      3,410        7,068     10,149
     Other Income                                 480        480        1,440      1,440
                                           ---------- ----------   ---------- ----------
           Total Other Income                   2,653      3,890        8,508     11,589
                                           ---------- ----------   ---------- ----------

Net Income Before Income Taxes                $34,955    $62,694      $91,568   $129,724


Provision for Income Taxes                      9,528     19,480       27,654     31,777
                                           ---------- ----------   ---------- ----------
Net Income                                    $25,427    $43,214      $63,914    $97,947
                                           ---------- ----------   ---------- ----------

Net Income Per Common Stock -
     Basic and Diluted                            -          -            -         $.01
                                           ---------- ----------   ---------- ----------
Weighted-Average Common Stock
    Outstanding - Basic and Diluted        14,935,511 14,935,511   14,935,511 14,935,511
                                           ---------- ----------   ---------- ----------

The accompanying notes are an integral part of the condensed financial statements.

                           BIOSYNERGY, INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY

                 NINE MONTHS ENDED January 31, 2009

                            Unaudited


                Common Stock       Other and
               ------------------  Related     Retained
         		Shares   Amount  Receivable  Earnings Total
               ---------  -------- ----------  -------- -------

Balance,
May 1, 2008    14,935,511 $660,988 ($19,699)  $108,561 $749,850

Net Income              -        -        -     63,914   63,914
                --------- --------  --------  -------- --------
Balance,
January 31,
2009           14,935,511 $660,988 ($19,699)  $172,475 $813,764
               ========== ======== =========  ======== ========








The accompanying notes are an integral part of the condensed financial statements.


                       BIOSYNERGY, INC.
                   STATEMENTS OF CASH FLOWS

                          Unaudited


                                                  Nine Months Ended January 31
                                                  ----------------------------
                                                       2009          2008
                                                    ----------    ----------
Cash Flows from Operating Activities
   Net Income                                          $63,914       $97,947
   Adjusted to Reconcile Net Income to
     Cash Provided by Operating Activities
   Depreciation and Amortization                        14,686        15,925
   Changes in Assets and Liabilities
     Accounts Receivable                                14,074       (27,669)
     Inventories                                       (16,054)       (8,508)
     Prepaid Expenses                                  (20,653)       (3,845)
     Interest Receivable                                (1,296)          453
     Accounts Payable and Accrued Expenses             (40,411)       (6,256)
                                                    ----------    ----------
Total Adjustments                                      (49,654)      (29,900)
                                                    ----------    ----------

Net Cash Provided by Operating Activities               14,260        68,047
                                                    ----------    ----------
Cash Flow from Investing Activities
     Patents and Patents Pending                       (14,826)      (12,407)
     Equipment and Leasehold Improvements               (3,408)       (5,895)
                                                    ----------    ----------

Net Cash Used in Investing Activities                  (18,234)      (18,302)
                                                    ----------    ----------

(Decrease) Increase in Cash and Cash Equivalents        (3,974)       49,745
                                                    ----------    ----------
     Cash Beginning Period                             281,123       187,100
                                                    ----------    ----------
     Cash Ending Period                               $277,149      $236,845
                                                    ==========    ==========

The accompanying notes are an integral part of the condensed financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2008 Annual Report or Form 10-KSB. The results of operations for the nine months ended January 31, 2009 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.71% of the sales during the quarter ending January 31, 2009. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash
----
The Company deposits its cash in an account with a financial institution, which at times may exceed federally and other insured limits. However, management does not feel that deposits exceeding federally and other insured limits represents significant risk.

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

Cash and Cash Equivalents
-------------------------
The Company maintains cash and cash equivalents with major financial institutions. Cash and cash equivalents are maintained in demand accounts to minimize risks. Demand accounts and certificates of deposit are insured up to $250,000 as of January 31, 2009 and $100,000 as of April 30, 2008 per depositor by the Federal Deposit Insurance Corporation. Balances in excess of insured amounts totaled $381,123 as of April 30, 2008 and $227,149 as of January 31, 2009. The Company has not experienced any loss on these accounts. The Company does not believe it is exposed to any significant risk on the uninsured amounts.

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

Fair Value of Financial Instruments/Short Term Investments
----------------------------------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Short-term investments have been categorized as held-to-maturity and as a result are stated at cost, which approximates fair value. Short-term investments consist of certificates of deposit, which mature within one year of January 31, 2009 and April 30, 2008, respectively. Based on the Company's analysis, the fair value of short term investments recorded on the balance sheet as of January 31, 2009, approximates their carrying value.

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

Income Taxes
------------
The components of the net deferred income tax liabilities as of April 30, 2008 and 2007 are as follows:

                                            2008      2007
                                           --------  -------
  Total deferred tax liabilities
	Patents                              $12,040   $   -
	Accrued vacation pay                 (10,614)      -
	Equipment and leaseholds               8,707       -
	Prepaid insurance                      5,208       -
	Other                                 (3,076)      -
	                                     --------  --------
	Net deferred income tax liabilities  $12,265   $  -
                                           ========  ========

The components of the net deferred income tax assets as of April
30, 2008 and 2007 are as follows:

					             2008        2007
                                       ---------    --------
 Total deferred tax assets
   Net operating loss carryforward	   $     -       $ 6,583
   Valuation allowance recognized	         -       $(6,583)
                                       ---------    --------
   Net deferred income tax assets      $    -       $    -
                                       =========    ========

Deferred income tax liabilities result primarily from capitalized legal costs associated with patents that are deducted immediately for income tax purposes and from differences between depreciation
Note 2 - Summary of Significant Accounting Policies expenses and prepaid insurance for book and tax purposes. Deferred income tax assets result primarily from accrued vacation pay which is not deducted unless paid within 2 1/2 months of each year-end, net operating loss carryforwards, valuation allowances and accounts receivable and expenses not deductible for tax purposes until paid.

The provision for income taxes consists of the following components as of January 31:

                            2009       2008
                           --------  --------
	Current
		Federal        $ 21,244  $ 24,427
		State             6,410     7,350
                           --------  --------
Provision for Income Taxes $ 27,654  $ 31,777
                           ========  ========



The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                              Period Ended January 31,
                                                   2009       2008
                                                 --------  ---------
	U.S. federal statutory tax rate	         34.0%       34.0%
	State income tax expense, net of
	  Federal tax benefit	                      3.0         3.0
	Effect of graduated federal tax rates        (6.8)       (5.0)
                                                 --------  ---------
	Consolidated Effective Tax Rate              30.2%       32.0%


The Company has utilized all of its net operating loss carryforwards. A valuation allowance was established as of April
30, 2007 (no valuation allowance was necessary as of April 30, 2008) for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that benefit will not be realized.

Recent Accounting Pronouncements
--------------------------------
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles."
 SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles. The statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to AU Section 411, "The Meaning of 'Present Fairly in Conformity with Generally Accepted Accounting Principles.'" The Company does not expect this adoption will have a material impact on its financial statements.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, established a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset of liability. SFAS No. 157 is effective for the Company beginning in fiscal year 2009. The Company's adoption of SFAS No. 157 did not have a significant effect on the Company's financial position or results of operations.

Short-Term Investments
----------------------
In September 2008, the Company reinvested $100,000 in a seven month certificate of deposit at an interest rate of 3%. The maturity date is April 18, 2009. The Company reinvested in an additional $100,000 certificate of deposit on July 25, 2008 for seven months at an interest rate of 3.51%. The maturity date for this certificate of deposit was February 23, 2009. The principal was reinvested on February 23, 2009 in a 12 month certificate of deposit at an interest rate of 2.75%. This certificate of deposit matures on February 23, 2010.

Note 3 - Inventories

Components of inventories are as follows:

                    January 31,   April 30,
                       2009          2008
                    ----------    ----------
Raw materials         $51,654      $46,820
Work-in-process        13,024       13,939
Finished goods         12,282          147
                    ----------    ---------
                      $76,960      $60,906
                    ==========    =========

Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2009 and April 30, 2008:


Shareholder                       Percentage Ownership in Affiliates
-------------------------------  -----------------------------------
                                               F.K. Suzuki
                                 Biosyerngy,  International Medlab
                                    Inc.           Inc.       Inc.
                                 -----------  ------------- -------

F.K. Suzuki International, Inc     30.1%             - %     100.0%
Fred K. Suzuki, Officer             4.1            35.6         -
Lauane C. Addis, Officer             .1            32.7         -
James F. Schembri, Director         8.6              -          -
Mary K. Friske, Officer              .3              .2         -
Laurence C. Mead, Officer            .4             4.0         -
Beverly K. Suzuki, Officer          2.7              -          -


As of January 31, 2009 and April 30, 2008, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance has been reclassified as a contra equity account.


Note 6 - Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

                                                 Nine Months Ending
                                                      January 31,
                                                  2009         2008
                                             ----------    ----------
Numerator:
    Net income (loss) attributable to
     common shareholders                 	      $63,914       $97,947
 Denominator:
    Weighted Average Outstanding
    Shares-Basic 			               14,935,511    14,935,511

Earnings Per Share-Basic     	  		         0.00          0.01
                                             ----------    ----------

Effect of dilutive common equivalent
shares - weighted average stock
options outstanding	              		   0.00          0.00

Weighted Average Outstanding
 Shares Diluted				         14,935,511    14,935,511

Earnings Per Share-Diluted			         0.00          0.01
                                             ----------    ----------


Note 7 - Major Customers

Shipments to one customer amounted to 38.44% of sales during the first nine months of Fiscal 2009 compared to 39.71% of sales for the same customer during the comparative period ending in 2008. As of January 31, 2009, there were outstanding accounts receivable from this customer of $71,580 compared to outstanding accounts receivable from such customer of $88,040 as of January 31, 2008. Shipments to another customer amounted to 18.04% of sales during the first nine months of Fiscal 2009 compared to 14.13% of sales for the same customer during the comparative period ending in 2008. As of January 31, 2009, there were outstanding accounts receivable from this customer of approximately $16,450 compared to outstanding accounts receivable from such customer of approximately $18,015 as of January 31, 2008.



Item 2.  Management's Discussion of Financial Condition and
         Results of Operations
         ---------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending January 31, 2009 ("3rd Quarter"), the net sales decreased 5%, or $12,425, and decreased 1.7%, or $12,895 during the nine month period ending January 31, 2009, as compared to net sales for the comparative periods ending in 2008. This decrease in sales is primarily the result of a decrease in unit sales of HemoTempR , HemoTempR II, TempTrendR, TempTrendRII, and HT2 Activat. In January 2009, there was an increase in the distributor price for the Company's products. This accounted for an increase in net sales of 1.54%, or $3,790 for the three month period ending January 31, 2009.

In addition, during the 3rd Quarter the Company had $2,653 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party.

Costs and Expenses
------------------
                             General
                             -------

The operating expenses of the Company during the 3rd Quarter increased overall by 12.54%, or $15,914, as compared to the 3rd quarter in 2008 primarily due to an increase in salaries, 401K plan contributions, health insurance premiums and legal fees. The operating expenses of the Company increased by 6.81%, or $29,544 for the nine month period ending January 31, 2009, primarily due to an increase in salaries, 401K plan contributions, health insurance premiums and legal fees.

                        Cost of Sales
                        -------------

The cost of sales during the 3rd Quarter decreased by $1,837, and decreased by $7,364 during the nine month period ending January 31, 2009 as compared to these expenses during the same periods ending in 2008. Decreases were primarily due to a decrease in the annual bonuses and lower unit sales. As a percentage of sales, the cost of sales were 29.65% during the 3rd Quarter and 28.94% for the comparative quarter ending in 2008, and 27.9% during the nine month period ending January 31, 2009 compared to 28.39% in 2008. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

               Research and Development Expenses
               ---------------------------------

Research and Development costs increased $1,235, or 6%, during the 3rd Quarter as compared to the same quarter in 2008. These costs increased by $288, or .45%, during the nine month period ending January 31, 2009 as compared to the same period in 2008. The overall increase in research and development is due primarily to an increase in employee 401K plan contributions and health insurance premiums. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of these products.

                     Marketing Expenses
                     ------------------

Marketing expenses for the 3rd Quarter increased by $7,876, or 28%, as compared to the quarter ending January 31, 2008. These costs increased by $7,830 or 8.9% during the nine month period ending January 31, 2009 as compared to the same period in 2008. This increase is due to an increase in employee 401K plan contributions, health insurance premiums, entertainment and product promotion expenses.

             General and Administrative Expenses
             -----------------------------------

General and administrative costs for the 3rd Quarter increased by $6,803, or 8.7%, as compared to the 3rd quarter ending January 31, 2008, primarily due to increased salaries, health insurance premiums and legal fees and offset by the decrease in employee bonuses. General and administrative costs increased by $21,426, or 7.6%, during the nine month period ending January 31, 2009, as compared to the same periods in 2008, primarily due to increased 401K plan contributions, vacation accruals, health insurance premiums and legal fees, offset by a decrease in employee bonuses.

Net Income
----------

The Company realized a net income of $25,427 during the 3rd Quarter as compared to a net income of $43,214 for the comparative quarter in the prior year. The Company also realized a net income of $63,914 for the nine month period ending January 31, 2009 as compared to a net income of $97,947 during the same period in 2008. The decrease in net income is a direct result of lower sales and an increase in operating expenses as discussed above.

Assets/Liabilities
------------------

                        General
                        -------

Since April 30, 2008, the Company's assets have increased by $23,503 and liabilities have decreased by $40,411. The increase in assets, primarily inventories and prepaid expenses, is a result of an increase in the stock of finished and goods and the payment of estimated income taxes. The decrease in liabilities is primarily a result of paying accrued vacation compensation and payment of accrued income taxes.

               Related Party Transactions
               --------------------------

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2009 and April 30, 2008. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Current Assets/Liabilities Ratio
--------------------------------

The ratio of current assets to current liabilities, 15.56 to 1, has increased compared to 8.11 to 1 at April 30, 2008. This increase in ratio of current asset to current liabilities is a result of recent net income realized by the Company. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources
-------------------------------

During the nine month period ending January 31, 2009, the Company experienced an increase in working capital of $60,366. This is primarily due to the Company's increase in inventories and prepaid expenses, and a pay-down of current liabilities.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of finished inventory and raw materials to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company's investment in current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $14,260 during the nine month period ending January 31, 2009. An aggregate of $18,234 was used for equipment purchases and patent expenses and $40,411 used to pay down accounts payable, primarily accrued vacations, during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month period ending January 31, 2009.

As of January 31, 2009, the Company had $726,287 of current assets available. Of this amount, $39,666 was prepaid expenses, $76,960 was inventory, $129,582 was net trade receivables, $200,000 was invested in short-term certificates of deposit, and $277,149 was cash. The Company's cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

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
            Risk.
            -----------------------------------------------------

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is the interest rate risk associated with its short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates. Thus, the Company's operations are not exposed to financial risk that will have a material impact on its financial position and results of operation.


Item 4.	Controls and Procedures
            -----------------------

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting.

The Company maintains processes designed by, or under the supervision of the Company's management, including but not limited to the Company's Chief Executive Officer and its Chief Accounting Officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles including policies and procedures that:: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending January 31, 2009 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.


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



------------------------
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

Biosynergy, Inc.

Date March 17, 2009		/s/ Fred K. Suzuki
                              --------------------------------
                              Fred K. Suzuki
                              Chief Executive Officer,
                              Chairman of the Board, and
                                   President

Date March 17, 2009 		/s/ Laurence C. Mead
                              --------------------------------
                              Laurence C. Mead
                              Vice President/Manufacturing
                              and Development, Chief Financial
                              Officer, and Chief Accounting
                              Officer

                      EXHIBIT 31.1

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Fred K. Suzuki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Biosynergy, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a.	Designed such disclosure controls and procedures, or
caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial
reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
and



5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and

b.	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: March 17, 2009

                                    /s/ Fred K. Suzuki
                                    ------------------------------
                                    Fred K. Suzuki
                                    Chairman of the Board, Chief
                                    Executive Officer and
                                    President

                    EXHIBIT 31.2

	CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Biosynergy, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a.	Designed such disclosure controls and procedures, or
caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial
reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
and



5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and

b.	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: March 17, 2009

                                     /s/ Laurence C. Mead
                                     ------------------------------
                                     Laurence C. Mead
                                     Vice President/Manufacturing
                                     and Development, Chief
                                     Financial Officer,
                                     and Chief Accounting Officer

                          EXHIBIT 32.1
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of January 31, 2009, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       --------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer and President

Dated:  March 17, 2009

                         EXHIBIT 32.2
       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of January 31, 2009, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       ---------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and
                       Development, Chief Financial Officer,
                       and Chief Accounting Officer


Dated: March 17, 2009