Form 10-K/A
period 2008-04-30
BIOSYNERGY INC
filed 2009-04-23
CIK 715812

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

Transitional Small Business Disclosure Format (check one): yes [   ]
no [X]

EXPLANATORY NOTE:

This Amendment No. 2 to Form 10-KSB amends the Company's Annual Report on Form 10-KSB for the fiscal year ending April 30, 2008 filed with the Securities and Exchange Commission as of July 29, 2008 (the "Original Filing") and includes additional updated wording in Item 8A "Controls and Procedures" and Exhibits 31.1 and 31.2 in response to comments received by us from the Staff of the Securities and Exchange Commission. No attempt has been made in this Form 10-KSB/A to modify or update the disclosures in the Original Filing except as described above. This Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

  (2) The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is the opinion of the Audit Committee that the Company's internal control over financial reporting is effective. The internal control over financial reporting is augmented by qualified personnel and is evaluated on a periodic basis. The evaluation is essentially an audit of the controls and procedures (and risk factors related to them) which was developed by the Company utilizing the framework proscribed by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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



/s/ Fred K. Suzuki /s/                March 20, 2009
-----------------------------------   ----------------
Fred K. Suzuki, Chairman of the           Date
Board of Directors, Chief Executive
Officer, President and Treasurer




In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Fred K. Suzuki /s/                 March 20, 2009
-----------------------------------    --------------
Fred K. Suzuki, Chairman of the            Date
Board of Directors, Chief Executive
Officer, President and Treasurer


/s/ Lauane C. Addis /s/                March 20, 2009
------------------------------------   --------------
Lauane C. Addis, Secretary                 Date
and Director






                               EXHIBIT 31.1
                CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred K. Suzuki, certify that:

1.     I have reviewed this Amendment to Annual Report on Form
10-KSB/A of Biosynergy, Inc.;

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

Dated: March 20, 2009


/s/ Fred K. Suzuki /s/
--------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer









                               EXHIBIT 31.2
                CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1. I have reviewed this Amendment to Annual Report on Form 10-KSB/A of Biosynergy, Inc.;

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

Dated: March 20, 2009


/s/ Laurence C. Mead /s/
-----------------------------------
Laurence C. Mead
Vice President-Manufacturing,
Chief Operating Officer, and Chief
Accounting Officer







                              Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment to Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB/A for the year ending April 30, 2008, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of
Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2008, and for the period then ended.

Biosynergy, Inc.


/s/ Fred K. Suzuki /s/
---------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer, President and Treasurer

Dated: March 20, 2009













                               Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment to Annual Report of Biosynergy, Inc. (the "Company") on Form 10-KSB/A for the year ending
April 30, 2008, the undersigned hereby certifies pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2008, and for the period then ended.

Biosynergy, Inc.


/s/Laurence C. Mead/s/
-----------------------------------
Laurence C. Mead
Vice President-Manufacturing and
Chief Accounting Officer

Dated: March 20, 2009

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