Form 10-K
period 2008-04-30
BIOSYNERGY INC
filed 2009-05-21
CIK 715812

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             FORM 10-KSB/A
                           (Amendment No. 3)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended 4/30/08
                             ---------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

[ ] FOR THE TRANSITION PERIOD FROM            TO
                                   ----------    -----------
Commission file number  0-12459

Biosynergy, Inc.
---------------------------------------------
(Name of small business issuer in its charter)

Illinois                                   36-2880990
-------------------------------       -----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

1940 East Devon Avenue, Elk Grove Village, Illinois            60007
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:  (847) 956-0471
                           -----------------
Securities registered under Section 12(b) of the Exchange Act:
Title of each class             Name of each exchange on which registered
NONE                            NONE

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

Transitional Small Business Disclosure Format (check one): yes [   ]
no [X]

EXPLANAOTRY NOTE:

This Amendment No. 3 to Form 10-KSB amends and restates in its entirety the Company's Annual Report on Form 10-KSB for fiscal year ending April 30, 2008 filed with the Securities and Exchange Commission as of July 29, 2008 (the "Original Filing") and includes additional updated wording in
Item 8A "Controls and Procedures" and Exhibits 31.1 and 31.2 in response to comments received by us from the Staff of the Securities and Exchange Commission. No attempt has been made in this Form 10-KSB/A to modify or update the disclosures in the Original Filing except as described above. This Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Filing.


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

                             Fiscal Year Ending
                               April 30, 2008


Medical and Laboratory                  Sales of       Percentage of
Products                                Products       Total Sales
-----------------------               -----------      -------------
HemoTemp Registered II BMD            $937,500.00        91.57%
HemoTemp Registered II Activator        26,180.00         2.56%
TempTrend Registered TI	                25,468.00         2.49%
HemoTemp Registered BMD	                23,794.00         2.32%
StaFreez Registered FTI	                 3,047.00          .30%
LabTemp Registered 40 ST                 2,172.00          .21%
LabTemp Registered 20 ST                 1,950.00          .19%
Hemo-Cool Trademark JR II                1,790.00          .17%
TempTrend Registered II TTD              1,003.00          .10%
Hemo-Cool Registered JR Accessories	       905.00          .09%
                                      -----------       -------
                                    $1,023,809.00<FN1>   100.0%


                             Fiscal Year Ending
                                April 30, 2007

Medical and Laboratory                   Sales of       Percentage of
Products                                 Products       Total Sales
-----------------------               -----------      -------------

HemoTemp Registered II BMD            $901,955.00         92.0%
TempTrend Registered TI                 21,292.00          2.2%
HemoTemp Registered BMD                 18,968.00          1.9%
HemoTemp Registered II Activator        15,675.00          1.6%
Hemo-Cool Trademark JR II               15,500.00          1.6%
LabTemp Registered 40 ST                 3,087.00           .3%
StaFreez Registered FTI                  1,507.00           .2%
TempTrend Registered II TTD              1,166.00           .1%
LabTemp Registered 20 ST                   713.00           .1%
Hemo-Cool Trademark JR + Accessories       440.00           .0%
                                      -----------        ------
                                      $980,303.00<FN1>   100.0%


                              Fiscal Year Ending
                                April 30, 2006

Medical and Laboratory                 Sales of        Percentage of
Products                               Products         Total Sales
-----------------------               -----------      -------------
HemoTemp Registered II BMD            $733,566.00           89.7%
HemoTemp Registered II Activator        25,290.00            3.1%
TempTrend Registered TI                 20,842.00            2.5%
HemoTemp Registered BMD                 19,822.00            2.4%
Hemo-Cool Trademark Jr II                9,075.50            1.1%
LabTemp Registered 40 ST                 4,927.00             .6%
LabTemp Registered 20 ST                 1,441.00             .2%
StaFreez Registered FTI                    976.00             .1%
TempTrend Registered II TTD                776.00             .1%
LabTemp Registered 60 ST                   290.00             .1%
Hemo-CoolTrademark JR + Accessories	        62.50             .1%
                                      -----------          ------
                                      $817,067.50<FN1>     100.0%


----------------------------------

<FN1> Includes discounts and returns.

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

1. The HemoTemp Registered Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-6 degrees Celsius, and not allowed to exceed 10 degrees Celsius. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTemp Registered BMD monitors the core temperature of a blood bag from 1-12 degrees Celsius, and replaces the impractical mercury thermometer susceptible to breakage. HemoTemp Registered BMD once attached to the blood bag is usable throughout the life of the blood.

2. HemoTemp Registered II BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 10-11 degrees Celsius. HemoTemp Registered II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 4 degrees Celsius. After being activated, the irreversible indicator remains blue colored for at least 72 hours unless the blood is warmed to a temperature of 10 degrees Celsius. or above, in which case the indicator loses its blue color. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9 degrees Celsius. HemoTemp Registered II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

3. HemoTemp Registered II Activator is an electronic, portable block model heater developed to provide a reliable source of heat necessary to activate the Company's HemoTemp Registered II BMD. The HemoTemp Registered II Activator has a thermostatic control to permit precise setting and continuous control of temperatures in the range for activation of the Company's HemoTemp Registered II BMD. This device is intended by the Company to be used with HemoTemp Registered II BMD as a system for blood monitoring. This device is manufactured by another company to specifications set by the Company.

4. TempTrend Registered Temperature Indicator ("TI") is primarily used to monitor the temperature of urine specimens collected for drug testing to detect fraudulent urine specimens. Most common forms of drug testing require a urine specimen. However, the test is valid only if a legitimate urine specimen is collected which has not been altered by the subject to mask a drug abuse problem. In order to eliminate altered or fraudulent urine specimens in tests on federal employees, federal government guidelines require that urine temperature be measured within four minutes of sample collection, and that the temperature be 90.5-98.9 degrees Fahrenheit. Temperature measurements taken with TempTrend Registered TI are simply a matter of observing the color illuminated number and recording the temperature. TempTrend Registered TI also provides a non-invasive method of monitoring the actual surface temperature trends of any body surface where temperature measurement is important, such as near joints in rheumatoid arthritis and to assess blood circulation.

5. TempTrend Registered II Temperature Trend Device ("TTD") is a second generation temperature trend device which is correlated to internal body temperature and provides a non-invasive, readily visible means of monitoring changes in body temperature. TempTrend Registered II TTD will reflect oral temperatures such as those taken by glass thermometers. TempTrend Registered II TTD is used intraoperatively to warn of developing
hyper or hypothermic   conditions.  The indicator can also be used for
monitoring a patient's temperature during any type of transfusion procedure.

6. LabTemp Registered 20, LabTemp Registered 40 and LabTemp Registered 60 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTemp Registered 20 STI indicates temperatures between 0-21 degrees Celsius, LabTemp Registered 40 STI monitors temperatures between 19-21 and 24-41 degrees Celsius, while LabTemp Registered 60 STI measures temperatures between 41-61 degrees Celsius. These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

7. StaFreez Registered Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20 degrees Celsius. Once the frozen product exceeds -20 degrees Celsius, the liquid crystal indicator will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

8. Thermolyzer Trademark Liquid Conductive Cooling/Heating Device is a small product for providing continuous heating or cooling of medical fluids which are administered to patients, particularly for patients undergoing intravenous fluid administration during surgery or post-operative recovery. The device does not use electricity for heating or cooling the medical fluids. The heating or cooling is accomplished by conduction, which is a process for transporting energy in a medium from one location to another without the involvement of any visible movement.

9. The Company also has the capability of manufacturing on an as needed basis, specialty products include devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the trade name FoodGardeTrademark Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company is not currently selling any such specialty products.

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

MANUFACTURING. The Company manufactures all of its products except for the HemoTemp Registered II Activator. This product is manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

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

The Company has received registered trademark protection on all product names to date excepting Temp-D-Tek Trademark, Tempa-Slide Trademark, FoodGarde Trademark, LaproVue Trademark and Hemo-Cool Trademark.
The Company has retained, however, all the common law rights to the Temp-D-Tek Trademark, Tempa-Slide Trademark, FoodGarde Trademark, LaproVue Trademark, and Hemo-Cool Trademark trademarks. Additional trademark registrations will be applied for as needed.

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

In the area of laboratory temperature monitoring, one known competitor, Omega Engineering, Inc., supplies RLC reversible and TL irreversible temperature indicators. In the area of a food or drink safety indicator, there is no competition known to the Company that utilizes liquid crystal technology. The Company believes that the frozen food industry presently uses primarily physical and organoleptic evaluation (e.g. evaluation of softness, texture, aroma, taste, and the like), as well as mercury thermometers and temperature sensitive inks to monitor freshness. Labels containing wax encapsulated dyes with specific low melting points and capillary action products are produced by companies such as 3M under the trade name MonitorMark Trademark, Technical Industrial Products
("TIP") under the trade name Thermax Registered, and Medical Indicators, Inc. under the trade name NexTemp Registered, and IntroTech under the trade names WarmMark Registered and ColdMark Registered, among others.

The Company's HEMOTEMP REGISTERED II BMD (blood bag temperature monitor) competes in the medical market against Safe-T-Vue Trademark
(William Laboratories, Inc.), MonitorMark Trademark (3M) and WarmMark Trademark (DeltaTrak). Management of the Company believes that the William Laboratories and 3M products are technically inferior to HEMOTEMP REGISTERED II BMD in that they provide only an irreversible monitor with nothing to warn the user that blood is approaching an unsafe temperature. In addition, the William Laboratories product must be refrigerated prior to use, and, because of their design, both products can readily be dislodged from the blood bag. There are no known commercial competitors of the Company's HemoTemp Registered II Activator or Hemo-Cool Trademark JR II Blood Cooling/Storage Systems. Other manufacturers and distributors of portable coolers are not marketing their products for use in storing and transporting blood. Most portable coolers utilize ice for cooling, where the Company's Hemo-Cool Trademark JR II Blood Cooling/Storage Systems use an electric cooling system. Management of the Company believes its product provides a superior and more reliable method of keeping blood and other biologicals at desired cold temperatures.

The Company's TempTrend Registered II competes in the medical market against Tempa-Dot (3M), CliniTemp Registered and FeverScanR (Hallcrest, Inc.), TraxIt Registered (Medical Indicators, Inc.), and FeverScan (Robinson Healthcare), with others. Tempa-Dot is a wax impregnated strip of paper inserted into the mouth to monitor core temperature. Although it is reported to cost less than TempTrend Registered II thermometers, it has the disadvantage of just a single reading, invasive methodology, and it cannot be used to monitor temperature trends. The Company's TempTrend Registered competes in the drug testing market, specifically for urine samples, with TIP's Thermax Registered and others.

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

Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.
         --------------------------------------------------

NET SALES. Net sales for the fiscal year ending April 30, 2008 were $43,506, or 4.4%, higher than the previous fiscal year, and $206,742, or 25.31%, higher than the fiscal year ending in 2006. The increase in sales during Fiscal 2008 was primarily due to increased sales of the Company's HemoTemp Registered II blood temperature indicators. The Company experienced an increase of $35,545, or 3.94%, in sales of its HemoTemp Registered II product in Fiscal 2008 as compared to Fiscal 2007, and an increase of $203,934 or 27.8% as compared to Fiscal 2006. The increase in net sales of the HemoTemp Registered II product is a result of price increases as well as an increase in unit sales volume during Fiscal 2008 and Fiscal 2007.

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

Item 8A.  Controls and Procedures.
          ------------------------

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were not effective. Although management did conduct an assessment of the Company's internal controls over financial reporting prior to the filing of the Original Filing, as required by Item 308T of Regulation S-B, the Original Filing did not clearly disclose that management had in fact conducted such an assessment or management's conclusions on the effectiveness of such internal controls over financial reporting. Accordingly, management has concluded that the Company's disclosure controls and procedures were not effective solely for the reason that the Company's disclosure controls and procedures failed to alert management that the statements made in the Original Filing in attempted compliance with Item 308T did not clearly indicate that management had in fact conducted such an assessment of the Company's internal controls over financial reporting or management's conclusions based on such assessment. The Company has reviewed its disclosure controls and procedures that lead to the unclear disclosure and has implemented steps to ensure that the disclosure contained in the Company's future reports filed under the Securities Exchange Act clearly indicate that the Company's management conducted an assessment of the Company's internal controls over financial reporting and management's conclusions based on such assessment, in compliance with Item 308T.

(a)  Management's Annual Report on Internal Control Over Financial
Reporting.

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


                               Part III
                             ------------

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

Item 13.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K
          ---------------------------------------------------------

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

(a)(3)   The Following Exhibits are Filed as a Part of this Report:

     2. Plan of Acquisition, reorganization, arrangement, liquidation or succession - none.

     3.       a.	 Articles of Incorporation<FN1>

              b.     By-Laws<FN1>

     4.	Instruments Defining the Rights of Security Holders, Including
Indentures - none.

     9.	Voting Trust Agreements - none.

     10.  Material Contracts

      (a) Stock Option Agreement, dated November 12, 2001, between the Company and Fred Suzuki <FN2>

	(b) Amended Stock Option Agreement, dated November 12, 2004, between the Company and Fred K. Suzuki <FN3>

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

     (99) Additional Exhibits - none
---------------------------

<FN1>  Incorporated by reference to a Registration Statement filed on Form
S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-83015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended By-Laws, to the Company's Annual Report on Form 10K for fiscal year ending April 30, 1986 filed with the Securities and Exchange Commission.

<FN2> Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ending April 30, 2002 filed with the Securities and Exchange Commission.

<FN3> Incorporated by reference to the Company's Current Report on Form 8K filed with the Securities and Exchange Commission on December 14, 2004.


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

REGISTRANT:  BIOSYNERGY, INC.


/s/ Fred K. Suzuki /s/                May 21, 2009
----------------------                ------------
Fred K. Suzuki, Chairman of the       Date
Board, Chief Executive
Officer and President




In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        May 21, 2009
/s/ Fred K. Suzuki /s/                  ------------
----------------------------------      Date
Fred K. Suzuki, Chairman of the
Board of Directors, Chief Executive
Officer, President and Treasurer


                                        May 21, 2009
/s/ Lauane C. Addis /s/                 ------------
-----------------------------------     Date
Lauane C. Addis, Secretary
and Director







                              EXHIBIT 31.1
                            CERTIFICATION OF
                        CHIEF EXECUTIVE OFFICER

I, Fred K. Suzuki, certify that:

1.     I have reviewed this Annual Report on Form 10-KSB/A of Biosynergy,
Inc.;

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


Dated: May 21, 2009


/s/ Fred K. Suzuki /s/
-----------------------
Fred K. Suzuki
Chairman of the Board,
Chief Executive
Officer and President



                              EXHIBIT 31.2
                        CERTIFICATION OF CHIEF
                          ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1.     I have reviewed this Annual Report on Form 10-KSB/A of Biosynergy,
Inc.;

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


Dated: May 21, 2009


/s/ Laurence C. Mead /s/
------------------------------------
Laurence C. Mead
Vice President/Manufacturing
and Development, Chief Financial
Officer, and Chief Accounting Officer




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

Biosynergy, Inc.



/s/ Fred K. Suzuki /s/
-----------------------
Fred K. Suzuki
Chairman of the Board,
Chief Executive
Officer and President

Dated: May 21, 2009





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

Biosynergy, Inc.


/s/Laurence C. Mead/s/
-------------------------------------
Laurence C. Mead
Vice President/Manufacturing
and Development, Chief Financial
Officer, and Chief Accounting Officer

Dated: May 21, 2009

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

Stock Options
-------------
Under the accounting provisions of SFAS 123(R), the Company's prior period net income and net income per share would have been reduced to the pro forma amounts indicated below:

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