Form 10-K
period 2009-04-30
BIOSYNERGY INC
filed 2009-07-30
CIK 715812

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended 4/30/09
                              ---------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM        TO
                                   -------   -------
Commission file number  0-12459
                       ------------
Biosynergy, Inc.
----------------------------------------------
(Name of registrant as specified in its charter)

Illinois                               36-2880990
--------------------------------   -------------------
(State or other jurisdiction of    I.R.S. Employer
Identification No.)
 incorporation or organization)

1940 East Devon Avenue, Elk Grove Village, Illinois    60007
---------------------------------------------------  ---------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (847) 956-
0471

Securities registered under Section 12(b) of the Act:
Title of each class        Name of each exchange on which
                           registered
NONE                       NONE

Securities registered under section 12(g) of the Act:
Common Stock, No Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known
seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes[ ]    No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes[] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Sec. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files.  Yes[ ]    No[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company
Accelerated filer [ ]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).  Yes[ ]   No[X]


The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2009 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2009 was 14,935,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 15.


                          Part I
                          ------

Item 1. Business.
        ---------

General Development of Business.
-------------------------------
Biosynergy, Inc. (the "Company") was incorporated as an Illinois corporation on February 9, 1976. The Company was formed primarily for the purpose of developing, manufacturing, and marketing products utilizing cholesteric liquid crystals. The Company presently manufactures and markets disposable medical, laboratory, and industrial thermometric and thermographic cholesteric liquid crystal devices. The Company also distributes certain blood bank and laboratory products manufactured by third parties to specifications of the Company.

Although the Company did not enter into any agreements materially affecting its operations during Fiscal 2009, the Company experienced an increase in sales of $9,509. The Company's sales of $1,033,318 in Fiscal 2009 were the highest in its history. The Company realized an after income tax profit of $91,364 for the fiscal year ending April 30, 2009 compared to an after income tax profit of $106,886 for Fiscal 2008. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company did not introduce any new products in Fiscal 2009.
The Company, however, continued its development and review of the proposed products described in "Thermographic and Thermometric Devices and Accessories" below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2009. The Company did not make any material sales to customers in the industrial markets. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments.
---------------------------------------------
The Company generated revenues from sales of the medical and laboratory products listed below in the medical and laboratory industry segment during the fiscal years ended April 30, 2009 and 2008. For a description of these products, see "Narrative Description of Business."

Below is a schedule which presents the sales for each product and the percentage of the Company's total sales attributable to each product for the fiscal years ending April 30, 2009 and 2008.

                      Fiscal Year Ending

                         April 30, 2009
                      ------------------

Medical and Laboratory                 Sales of       Percentage of
Products                               Products        Total Sales
---------------------                ------------     ------------
HemoTemp(Registered) II BMD           $960,200         92.9%
TempTrend(Registered) TI                25,984          2.5%
HemoTemp(Registered) II Activator       21,175          2.1%
HemoTemp(Registered) BMD                18,042          1.7%
LabTemp(Registered) 40 ST                3,205           .3%
LabTemp(REGISTERED) 20 ST                2,134           .2%
Hemo-Cool(Trademark) JR Accessories      1,199           .1%
TempTrend(Registered) II TTD               818           .1%
StaFreez(Registered) FTI                   515           .1%
LabTemp(Registered)60 ST                    46           .0%
                                     ---------------  -------
                                     $1,033,318.45(1)  100.0%


                       Fiscal Year Ending

                         April 30, 2008
                      --------------------

Medical and Laboratory                 Sales of       Percentage of
Products                               Products        Total Sales
---------------------                ------------     ------------
HemoTemp(Registered) II BMD            $937,500           91.57%
HemoTemp(Registered) II Activator        26,180            2.56%
TempTrend(Registered) TI                 25,468            2.49%
HemoTemp(Registered) BMD                 23,794            2.32%
StaFreez(Registered) FTI                  3,047             .30%
LabTemp(Registered) 40 ST                 2,172             .21%
LabTemp(Registered) 20 ST                 1,950             .19%
Hemo-Cool(Trademark) JR II                1,790             .17%
TempTrend(Registered) II TTD              1,003             .10%
Hemo-Cool(Registered) JR Accessories        905             .09%
                                     ---------------    ---------
                                     $1,023,809.00(1)     100.0%

----------------------------------
(1) Includes discounts and returns.



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

Thermographic and Thermometric Devices and Other Products.
---------------------------------------------------------
During the fiscal year ending April 30, 2009 the Company manufactured and marketed various medical, laboratory, and consumer thermometric and thermographic devices and accessories.
These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

1. The HemoTemp(Registered) Core Correlated Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-4 degrees Celsius, and not allowed to exceed 10 degrees Celsius. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTemp(Registered) BMD monitors the core temperature of a blood bag from 1-12 degrees Celsius, and replaces the impractical mercury thermometer susceptible to breakage.
HemoTemp(Registered) BMD once attached to the blood bag is usable throughout the life of the blood.

2. HemoTemp(Registered) II Core Correlated BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 10-11 degrees Celsius. HemoTemp(Registered) II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 4 degrees Celsius. After being activated, the irreversible indicator remains blue colored for at least 72 hours if the blood is kept at 4 degrees Celsius, however, if the blood is warmed to a temperature of 10 degrees Celsius or above, the indicator will lose its blue color much more rapidly or the indicator will change color; the nature and degree of the color change depend on the temperature of the sample and the time at each temperature. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9 degrees Celsius. HemoTemp(Registered) II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

3. HemoTemp(Registered) II Activator is an electronic, portable block model heater developed to provide a reliable source of heat necessary to activate the Company's HemoTemp(Registered) II BMD. The HemoTemp(Registered) II Activator has a thermostatic control to permit precise setting and continuous control of temperatures in the range for activation of the Company's HemoTemp(Registered) II BMD. This device is intended by the Company to be used with HemoTemp(Registered) II BMD as a system for blood monitoring. This device is manufactured by another company to specifications set by the Company.

4. TempTrend(Registered) Temperature Indicator ("TI") is primarily used to monitor the temperature of urine specimens collected for drug testing to detect fraudulent urine specimens. Most common forms of drug testing require a urine specimen. However, the test is valid only if a legitimate urine specimen is collected which has not been altered by the subject to mask a drug abuse problem. In order to eliminate altered or fraudulent urine specimens in tests on federal employees, federal government guidelines require that urine temperature be measured within four minutes of sample collection, and that the temperature be 90.5-98.9o F. Temperature measurements taken with TempTrend(Registered) TI are simply a matter of observing the color illuminated number and recording the temperature. TempTrend(Registered) TI also provides a non-invasive method of monitoring the actual surface temperature trends of any body surface where temperature measurement is important, such as near joints in rheumatoid arthritis and to assess blood circulation.

5. TempTrend(Registered) II Temperature Trend Device ("TTD") is a second generation temperature trend device which is correlated to internal body temperature and provides a non-invasive, readily visible means of monitoring changes in body temperature. TempTrend(Registered) II TTD will reflect oral temperatures such as those taken by glass thermometers. TempTrend(Registered) II TTD is used intraoperatively to warn of developing hyper or
hypothermic   conditions.  The indicator can also be used for
monitoring a patient's temperature during any type of transfusion procedure.

6. LabTemp(Registered) 20, LabTemp(Registered) 40 and LabTemp(Registered) 60 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTemp(Registered) 20 STI indicates temperatures between 0-21 degrees Celsius, LabTemp(Registered) 40 STI monitors temperatures between 19-21 and 24-41 degrees Celsius, while LabTemp(Registered) 60 STI measures temperatures between 41-61 degrees Celsius. These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

7. StaFreez(Registered) Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20 degrees Celsius. Once the frozen product exceeds -20 degrees Celsius, the liquid crystal indicator will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

8. Thermolyzer(Trademark) Liquid Conductive Cooling/Heating Device is a small product for providing continuous heating or cooling of medical fluids which are administered to patients, particularly for patients undergoing intravenous fluid administration during surgery or post-operative recovery. The device does not use electricity for heating or cooling the medical fluids. The heating or cooling is accomplished by conduction, which is a process for transporting energy in a medium from one location to another without the involvement of any visible movement.

9. The Company also has the capability of manufacturing on an as needed basis, specialty products include devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the trade name FoodGarde(Trademark) Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company is not currently selling any such specialty products.

Products Under Development.
--------------------------
The Company is also developing these other products.

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

3. The Company intends to market new irreversible time/ temperature indicators which will be used as shipping labels, and in other forms, for the frozen food packaging industry (under the tradename FoodGarde(Trademark)), the pharmaceutical industry, and for other industries requiring careful monitoring of refrigerated or frozen materials. The devices will have irreversible color changes at various temperatures determined to be critical by the end-user. Therefore, a purchaser, whether an individual consumer or a merchant, will be able to instantaneously determine the temperature history of the material. These products will generally be customized to meet the requirements of the customer. There are currently no contracts for development, manufacture or sale of any such irreversible time/temperature indicators.

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

Manufacturing.
-------------
The Company manufactures all of its products except for the HemoTemp(Registered) II Activator. This product is manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has thirty-three years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

The Company has historically relied on its own sales and distribution efforts for a large portion of its sales. More recently, the Company's distributors have accounted for a majority of the Company's net sales. During Fiscal 2009, Fisher Scientific Company ("Fisher") accounted for 38.11% of the Company's sales. Cardinal Health, Inc. ("Cardinal") accounted for 18.58% of Company sales during Fiscal 2009. Management believes distributors will continue to be an important part of the Company's sales and distribution system in the future.

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

Patents and Trademarks.
----------------------
The Company was previously granted or assigned five United States and four foreign patents relating to liquid crystal technology. All of these patents have expired. Although these patents are no longer in effect, management does not believe this will have an adverse material impact on the Company's operations, revenues or properties.

The Company was granted a patent, "Liquid Conductive
Cooling/Heating Device and Method of Use", Patent Number US
7,276,046 B1, relating to the Company's thermolyzer, on October
2, 2007.  This patent will expire on June 6, 2024.

The Company has filed two patents which are pending related to its products and products under development. One patent entitled "Method of Producing Eggshell Powder," application number 10/535,779 was filed on August 4, 2005 replacing provisional patent application number 60/474,175 filed May 29, 2003 and provisional patent number 60/575,336 filed May 27, 2004. The other patent, "Eggshell Antimicrobial Agent and Method of Use", application number 11/108,584 was filed April 18, 2005 replacing provisional patent application number 60/638,548 filed December 22, 2004. The application was published as U.S. Pat. Publication No. 2006/0062857. The subject of this patent is the Company's bacteria growth retardant under development. These patent applications are pending review by the U.S. Patent and Trademark office. See "Products Under Development." It is uncertain whether the patent pending related to the use of the bacteria growth retardant will ultimately be approved, or, if approved, will be approved as currently presented.

The Company will also seek to obtain patents on other products currently being developed, as appropriate.

The Company has received registered trademark protection on all product names to date excepting Temp-D-Tek(Trademark), Tempa-Slide(Trademark), FoodGarde(Trademark), LaproVue(Trademark) and Hemo-Cool(Trademark). The Company has retained, however, all the common law rights to the Temp-D-Tek(Trademark), Tempa-Slide(Trademark), FoodGarde(Trademark), LaproVue(Trademark), and Hemo-Cool(Trademark) trademarks. Additional trademark registrations will be applied for as needed.

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

Seasonable Aspect of Business.
-----------------------------
The business of the Company is not seasonal.

Working Capital Items.
---------------------
The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required, as is customary in the medical and laboratory industries, to carry inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company's current assets.

The Company presently grants payment terms to customers and dealers of 30 days. The Company will not accept returns of products from its dealers except for exchange, but does guarantee the quality of its products to the end user.

As of April 30, 2009, the Company had $766,205 of current assets available. Of this amount, $81,299 was inventory, $150,033 was net trade receivables, and $485,395 represented cash and short-term cash investments.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2010 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, the receivables of the Company are impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers.
---------------
Fisher, the Company's primary independent product distributor, was directly responsible for 38.11% of the Company's net sales during the fiscal year ending April 30, 2009. Cardinal, the Company's other primary distributor, accounted for 18.58% of the Company's net sales during the fiscal year ending April 30, 2009. At April 30, 2009, Fisher owed the Company $78,150 and Cardinal owed $28,455. No other customers accounted for 10% or more of the Company's net sales during Fiscal 2009. Management believes the loss of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs.
--------
The Company had no backorders at April 30, 2009 compared to $3,600 in backorders at April 30, 2008.

Government Contracts.
--------------------
The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government entity.

Competition.
-----------
The Company has no known commercial competitors of its blood monitoring devices using liquid crystal technology. Because of the Company's employment agreements with former employees and processing trade secrets, it does not anticipate competition in this area in the near future.

In the area of laboratory temperature monitoring, one known competitor, Omega Engineering, Inc., supplies RLC reversible and TL irreversible temperature indicators. In the area of a food or drink safety indicator, there is no competition known to the Company that utilizes liquid crystal technology. The Company believes that the frozen food industry presently uses primarily physical and organoleptic evaluation (e.g. evaluation of softness, texture, aroma, taste, and the like), as well as mercury thermometers and temperature sensitive inks to monitor freshness. Labels containing wax encapsulated dyes with specific low melting points and capillary action products are produced by companies such as 3M(Trademark) under the trade name MonitorMark(Trademark), Technical Industrial Products ("TIP") under the trade name Thermax(Registered), and Medical Indicators, Inc. under the trade name NexTemp(Registered), and IntroTech under the trade names WarmMark(Registered) and ColdMark(Registered), among others.

The Company's HemoTemp(Registered) II BMD (blood bag temperature monitor) competes in the medical market against Safe-T-Vue(Registered) (William Laboratories, Inc.), MonitorMark(Trademark) (3M) and WarmMark(Registered) (DeltaTrak). Management of the Company believes that the William Laboratories and 3M products are technically inferior to HemoTemp(Registered) II BMD in that they provide only an irreversible monitor with nothing to warn the user that blood is approaching an unsafe temperature. In addition, the William Laboratories product must be refrigerated prior to use, and, because of their design, both products can readily be dislodged from the blood bag. There are no known commercial competitors of the Company's HemoTemp(Registered) II Activator.

The Company's TempTrend(Registered) II competes in the medical market against Tempa-Dot(Trademark) (3M), CliniTemp(Registered) and FeverScan(Registered) (Hallcrest, Inc.), TraxIt(Registered) (Medical Indicators, Inc.), and FeverScan(Registered) (Robinson Healthcare) and Crystaline (Sharn, Inc.), with others. Tempa-Dot(Trademark) is a wax impregnated strip of paper inserted into the mouth to monitor core temperature. Although it is reported to cost less than TempTrend(Registered) II thermometers, it has the disadvantage of just a single reading, invasive methodology, and it cannot be used to monitor temperature trends. The Company's TempTrend(Registered) competes in the drug testing market, specifically for urine samples, with TIP's Thermax(Registered) and others.

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

Research and Development.
------------------------
During Fiscal 2009 and 2008, the Company spent $90,572 and $86,187, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Information About Foreign and Domestic Operations and Export
Sales.
------------------------------------------------------------
The Company had export sales of $45,990 during the last fiscal year, and export sales of $33,930 during the fiscal year ending in 2008. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

The Company is exposed to risks generally attendant to foreign operations, including but not limited to, trade restrictions, tariffs, embargos, foreign war and unrest and competition from foreign and domestic producers. Management believes the partial or total loss of foreign operations would not have a material impact on the Company's financial condition or results of operations.

Environmental Protection Expenditures.
-------------------------------------
The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2010.

Employees.
---------
The Company presently has four full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), and three Vice Presidents.
The Company also has several part-time employees in the production department when needed.

Website.
-------
The Company maintains a Website at www.biosynergyinc.com. The Company does not make available on its Website free of charge its annual report on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)). Such reports are not available on the Company's Website because management seeks to minimize costs associated with maintaining the Website. The Company will provide electronic or paper copies of its filings free of charge upon request.

Reports to Shareholders.
-----------------------
The Company is not required to deliver annual reports to its shareholders. Historically, the Company has not delivered annual reports to its shareholders and does not intend to do so this year. However, all written material filed with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission's Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. Such information may also be obtained from the Public Reference Room by calling 1-800-SEC-0330 or by visiting the Securities and Exchange Commission's internet site at www.sec.gov. You may obtain copies of this Annual Report and other reports filed with the Securities and Exchange Commission by contacting the Company at 1940 East Devon Avenue, Elk Grove Village, Illinois 60007, telephone number 847-956-0471.


Item 2. Properties.
        -----------

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


Item 3. Legal Proceedings.
        -----------------

There is no material litigation threatened or pending against the Company or any of its properties.


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

None.

                      PART II
                      -------


Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters and Issuer Purchases of Equity
        Securities.
        --------------------------------------------------


Market Information.
------------------
Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock.

Holders.
-------
As of April 30, 2009, there were approximately 859 shareholders of record of the Company's common stock.

Dividends.
---------
The Company has never declared any dividends and does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

Common Stock for Issuance Under Equity Compensation Plans.
---------------------------------------------------------
As of April 30, 2009, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.



Item 6.  Selected Financial Data.
         ------------------------

The registrant is not required to furnish any information in this Item.



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         --------------------------------------------------

Net Sales.
---------
Net sales for the fiscal year ending April 30, 2009 were $9,509, or .9%, higher than the previous fiscal year. The increase in sales during Fiscal 2009 was primarily due to increased sales of the Company's HemoTemp(Registered) II blood temperature indicators. The Company experienced an increase of $22,700, or 2.42%, in sales of its HemoTemp(Registered) II product in Fiscal 2009 as compared to Fiscal 2008. The increase in net sales of the HemoTemp(Registered) II product is a result of price increases as well as an increase in unit sales volume during Fiscal 2009.

Other Revenues.
--------------
Interest income for Fiscal 2009 was $4,191 less than fiscal 2008 due to a decrease in the interest rate paid on investments of available cash during the fiscal year ending April 30, 2009. At April 30, 2009, the Company had invested $100,000 in a certificate of deposit dated February 23, 2009, with a maturity date of February 23, 2010, at an interest rate of 2.75% APY.
The Company also invested $100,000 in a certificate of deposit dated April 22, 2009, with a maturity date of April 22, 2010, at an interest rate of 2.0% APY. During Fiscal 2009, the Company maintained a money market account which received an interest rate between 0.4% and 2.22% APY. The Company also realized $1,920 in miscellaneous income from subleasing a portion of the Company's storage space during Fiscal 2009.

Costs and Expenses.
------------------
Overall operating costs and expenses for the fiscal year ending April 30, 2009 increased by $58,210 compared to the fiscal year ending in 2008. The increase in operating costs and expenses for Fiscal 2009 was generally related to expenses incurred as the result of increased legal and employee expenses. With the exception of the above expenses, the overhead of the Company has remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales.
-------------
As a percentage of net sales, the cost of sales was 27.57% for the fiscal year ending April 30, 2009 and 28.24% for the fiscal year ending April 30, 2008. This decrease in cost of sales as a percentage of net sales is primarily due to increases in the sales price of the Company's products during the comparative time periods. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses.
---------------------------------
Research and development expenses increased during the fiscal year ending in 2009 by $4,385 or 5%, as compared to the fiscal year ending in 2008. The overall increase from Fiscal 2008 is due to increases in employee costs and supplies. The Company is investigating several new products including certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. These development expenses have remained substantially constant for the past three years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business - Products Under Development."

Marketing Expenses.
------------------
The Company's marketing expenses were $138,918 in 2009 as compared to $120,034 for the fiscal year ending in 2008. The increase for Fiscal 2009 was primarily due to an increase in product advertising costs and employee salaries. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth.

General and Administrative Expenses.
-----------------------------------
The Company's general and administrative costs increased by $34,941 as compared to the 2008 fiscal year. The increase was primarily the result of increases in legal fees, employee costs and general maintenance costs, offset by a decrease in write-downs of obsolete inventory and general insurance. Except for unforeseen extraordinary items, increases to employee compensation associated with the Company's 401(k) plan and formal bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2010.

Net Income/Loss.
---------------
The Company experienced a net after-tax profit of $91,364 for Fiscal 2009 as compared to a net after-tax profit of $106,886 for Fiscal 2008. The overall decrease in profitability of the Company is due to increased expenses during Fiscal 2009. See discussion of various expenses above.

Assets.
------
Since April 30, 2008, the Company's assets have increased by $58,546. This increase is primarily due to increased cash resulting from the Company's profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also "Related Party Transactions" below.

Related Party Transactions.
--------------------------
The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2009 and 2008. This account primarily represents common expenses which are charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2009, the Company paid $36,000 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Liabilities.
-----------
The Company's current liabilities have decreased by $33,572 since April 30, 2008. This decrease is primarily due to reduced Income Taxes payable, reduced number of vacation days earned but not paid as of April 30, 2009 as compared to the fiscal year ended April 30, 2008, and ordinary fluctuations in operations. The decrease does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio.
--------------------------------
The ratio of current assets to current liabilities, 14.32 to 1, has increased from 8.11 to 1 at April 30, 2008. The increase in ratio of current assets to current liabilities is a result of recent net income realized by the Company, and is reflective of a decrease in current payables. In order to maintain the Company's asset/liability ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources.
-------------------------------
During the fiscal year ending April 30, 2009, the Company had an increase in net working capital of $93,445. The increase in net working capital is primarily due to the Company's realizing a profit in Fiscal 2009.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at a minimum level. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry sufficient inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company's current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $21,449 during Fiscal 2009. Cash provided by operating activities was $121,049 during Fiscal 2008. An aggregate of $17,177 was also used for equipment purchases and capitalized patent costs during Fiscal 2009. Except for operating capital, limited equipment purchases and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2009, the Company had $766,205 of current assets available. Of this amount, $48,937 was prepaid expenses, $81,299 was inventory, $150,033 was net trade receivables, and $485,395 was cash and short term investments. The Company's cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Effects of Inflation.
-----------------------
With the exception of inventory, labor costs and product sales prices increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect on the Company's revenues or income in the foreseeable future.

Critical Accounting Policies and Estimates.
------------------------------------------
On December 12, 2001, the SEC issued FR-60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation, including the judgments and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

The Company's accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2009. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS
162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. FAS 162 shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect this adoption to have a material impact on its financial statements.

DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In March 2008, FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (FAS 161). FAS 161 changes the disclosure requirement for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. FAS 161 will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2009). The Company is assessing the potential impact that the adoption of FAS 161 will have on its financial condition and results of operations.

BUSINESS COMBINATIONS - In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), "Business Combinations." SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No 141(R) will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2009). The impact of this standard will only be to apply it to any business combinations that may occur in the future.

VALUATION OF FINANCIAL ASSETS AND LIABILITIES - In February 2007, the FASB issued SFAS NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115." SFAS No. 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2009 (May 1, 2008). This standard is elective, and management did no choose to adopt the standard in the current period.

MINORITY INTEREST - In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51." SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2009). The Company has no noncontrolling interests, thus management feels that FAS 160 will not have an impact on its financial position and results of operations.

FAIR VALUE OF ASSETS, LIABILITIES AND EXPENDITURES - In September 2006, FASB issued SFAS 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
FAS 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset of liability. FAS 157 is effective for the Company beginning in fiscal year 2009. The Company's adoption of FAS 157 did not have a significant effect on the Company's financial position or results of operations.

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


Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

The financial statements required by this item are filed as a part of this report as described in Item 15.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
         ------------------------------------------------

The Company retained the services of Blackman Kallick, LLP to audit the Company's annual financial statements as of April 30, 2009 and 2008, and to review the Company's quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company's accountants regarding accounting matters or financial disclosure.

Item 9A.  Controls and Procedures.
          -------------------------

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

(3) Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness as of the end of the Company's fiscal year ending April 30, 2009 of the Company's internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Accounting Officer conclude that the Company's internal control over financial reporting is effective.

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

(b) There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending April 30, 2009 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.


Item 9B.   Other Information.
           ------------------

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

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

The executive officers and directors of the Company are:


                                                          Served in Office
Name                  Age     Positions with Company      Since
--------------------  -----   --------------------------  -----------------

Fred K. Suzuki        79      President, Chief            February, 1976<F1>
                              Executive Officer,
                              Treasurer, Director of
                              Research and Development,
                              Director of Marketing
                              and Sales, and Chairman
                              of the Board of Directors

Mary K. Friske        49      Vice President -            September, 1993
                              Administration,
                              Manager of Sales

Laurence Mead         47      Vice President -            April, 1994
                              Manufacturing and
                              Development, Chief
                              Operating Officer, Chief
                              Financial Officer, Chief
                              Accounting Officer, and
                              Treasurer
                              Manager of Financial
                              and Product Development

Beverly R. Suzuki     74      Vice President - Customer   June, 2005
                              Support

Lauane C. Addis       53      Corporate Counsel,          February, 1984
                              Secretary and               December, 1985
                              Director                    February, 1987

James F. Schembri     74      Director                    November, 1990
------------------------------

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

BUSINESS EXPERIENCE. Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

FRED K. SUZUKI, Jr., Chairman of the Board, President, Chief Executive Officer, Director of Research and Development and Director of Marketing and Sales. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 until June, 2008. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki International, Inc. ("FKSI"), and President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). Mr. Suzuki also served as President and Chairman of the Board of Directors of Stevia Company, Inc. ("Stevia") until its dissolution on April 16, 1999. FKSI is a holding company of Medlab and the Company, and was a holder of a majority of the common stock of Stevia until its dissolution.
As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia was a development company in the business of developing, manufacturing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products.
Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company. Mr. Suzuki has developed several patents in the area of Diterpene glycosides chemistry derived from the Stevia rebaudiana plant. Mr. Suzuki also holds patents in the area of liquid crystal chemistry. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

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

LAURENCE MEAD, Chief Operating Officer, Chief Financial Officer, Vice President - Manufacturing and Development, Chief Accounting Officer, Treasurer, Manager of Product Development and Director. Mr. Mead joined the production department of the Company in 1980, and has served as the Company's Production Manager since 1984. In April, 1994, Mr. Mead was appointed Vice President - Manufacturing and Manager of Financial and Product Development. Mr. Mead was appointed to the Company's Board of Directors in June, 2006. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

BEVERLY R. SUZUKI, Vice President - Customer Service. Mrs. Suzuki was elected to the office of Vice-President - Customer Service on June 20, 2005. Mrs. Suzuki served the Company as a sales representative from 1993 through 2000 promoting the Company's products directly to end users. In 2000, Mrs. Suzuki was promoted to the position of research associate/sales liaison. During this time, Mrs. Suzuki assisted both in research and product production development as well as continuing with her marketing and sales responsibilities. Mrs. Suzuki's extensive experience in sales and customer service includes serving as a sales representative for Computer Services Bull, H.N. from 1992 to 1993, serving as a sales representative for Honeywell, Inc. from 1984 to 1991, and serving as human resources assistant for UOP, Inc. from 1970 to 1983. Mrs. Suzuki attended DePaul University from 1963 to 1966 and again from 1978 to 1979. Mrs. Suzuki also completed course work at William Rainey Harper College during 1983 and 1984.

LAUANE C. ADDIS, Secretary and Director. Mr. Addis is currently a member of the law firm Stahl Cowen Crowley Addis LLC, Chicago, Illinois. Mr. Addis served the Company from February, 1984 to December, 1985 as its Vice President - Finance and Chief Financial Officer. From December, 1985 thru June, 1991, Mr. Addis also served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company. Mr. Addis is an officer and director of FKSI, an affiliate of the Company. Mr. Addis is also a member of the board of directors of Northwest Suburban Day Care Center, a non-profit organization which provides child day care services for low-income and indigent persons. Mr. Addis graduated from Andrews University with a B.A. in History and Business Administration in June, 1978. He received his Doctor of Jurisprudence from Baylor University in 1981 and his Master of Laws in Taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado, Illinois and Texas Bar Associations.

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

Section 16(a) Beneficial Ownership Reporting Compliance.
-------------------------------------------------------
The Company did not receive any reports during fiscal 2009 required to be filed by a director, officer or beneficial owner of more than 10% of the Company's common stock pursuant to
Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company's common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2009.

Audit Committee.
---------------
The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principals and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Audit Committee also meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The Audit Committee also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual consolidated financial statements, review the unaudited quarterly financial statements of the Company, and perform other services for the Company. The Audit Committee arranges with such auditors the scope of the audit to be undertaken by them and any other services to be provided. The Audit Committee currently has one member, James
F. Schembri, a director of the Company. The Board of Directors has determined that Mr. Schembri is a financial expert as a result of Mr. Schembri's experience described under "Business Experience" above. Mr. Schembri is an independent director as defined in Rule 401of Regulation S-B under the Securities Act and the Securities Exchange Act.

Audit Committee Charter.
-----------------------
The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is available without charge upon request delivered to the Company at its principal executive offices.

Code of Ethics.
--------------
The Company has adopted a Code of Ethics which applies to all officers of the Company. A copy of the Company's Code of Ethics has been filed with this Annual Report on Form 10-K as Exhibit
14 and is incorporated by reference.


Item 11. Executive Compensation.
         ----------------------

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2009 and 2008 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.


Summary Compensation Table:


                                                                      Non-Equity     Nonqualified
                                                                      Incentive Plan Deferred     All Other
                                                       Stock   Option Compensation   Compensation Compensation
                                     Salary    Bonus   Awards  Awards     <F2>       Earnings      <F1>        Total
Name and Principal Position   Year     $         $       $       $         $              $            $          $
---------------------------   ----  --------  ------- ------- ------- -------------- ------------ ------------ --------
Fred K. Suzuki,
President, Chairman of
the Board, and Chief
Executive Officer             2009  $117,791  $ 2,880    -       -      $ 5,204            -       $16,754     $142,629

                              2008  $106,896   $6,960    -       -         -               -        $2,500     $116,356


Laurence C. Mead, Chief
Operating Officer, Chief
Financial Officer, Vice
President/Manufacturing
and Development Chief
Accounting Officer,
Treasurer and
Manager of Product
Development                   2009  $102,018   $2,880    -       -      $ 4,508            -       $8,380      $117,786

                              2008   $91,700   $6,380    -       -          -              -       $2,500      $100,580

------------------------------

<F1> No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $14,254 in lieu of accrued vacation for Fiscal 2009. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2009 and 2008. Mr. Mead also received $5,880 in lieu of accrued vacation for Fiscal 2009.

<F2> Amounts represent Company's match portion of 401(k)
contribution.


Stock Options.
-------------

The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2009, and no such stock options were outstanding as of April 30, 2009.

Directors Compensation
----------------------

The directors' compensation is determined by the Company's Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2009.


Directors Compensation Table

                                   Fees Earned or Paid
                                        in Cash            Total
Director Name                               $                $
---------------------------------  -------------------  -----------
Fred K. Suzuki, President,
Chairman of the Board and
Chief Executive Officer<F1>               $2,500          $2,500

James F. Schembri, Director               $2,500          $2,500

Lauane C. Addis, Director and             $2,500          $2,500
Secretary

Laurence C. Mead, Director, Vice-
President-Manufacturing, Chief
Operating Officer, and Chief
Accounting Officer <F1>                   $2,500          $2,500

------------------------

<F1>	Does not include compensation received as an officer
of the Company. See also "Summary Compensation Table" above for more information.

All officers and directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.
See "Certain Relationships and Related Party Transactions."

The Company put in place a 401(k) retirement plan in June of 2008 to benefit the Company's employees, including officers. The plan provides for the Company to match participant contributions up to 5% of the participant's compensation. Management of the Company believes it is important to provide a retirement plan for the benefit of its employees to retain key employees and provide its employees with retirement benefits.

Compensation Committee.
----------------------
The Company has a Compensation Committee of its Board of Directors. The Compensation Committee makes all decisions concerning the compensation of the officers and directors of the Company, including, but not limited to, the granting of options to acquire common stock of the Company. The current members of the Compensation Committee are James F. Schembri, director of the Company, and Lauane C. Addis, director and the Secretary of the Company.

Compensation Committee Interlocks and Insider Participation.
-----------------------------------------------------------
The members of the Company's Board of Directors serving as the Compensation Committee are set forth in the preceding section. During the most recent fiscal year, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee.

Compensation Committee Charter.
------------------------------
The Board of Directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee
Charter is available without charge upon request delivered to the Company at its principal executive offices.

Competitiveness of Company's Compensation System.
------------------------------------------------
The Compensation Committee of the Company's Board of Directors has reviewed and discussed the competitiveness of the Company's compensation system and has concluded that such system is competitive with the compensation systems of similar sized organizations operating in identical or similar industries.

Performance of the Compensation Committee.
------------------------------------------
The Compensation Committee of the Company's Board of Directors has reviewed its performance during the fiscal year ending April 30, 2009 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter. The Compensation Committee has adopted a bonus program for all executive officers of the Company based on Company profitability. In the aggregate, $25,020 in bonuses was paid or accrued during fiscal year ended April 30, 2009 to four
executive officers.   Under the bonus program, as Company
profitability improves, the bonus payouts will increase. The distribution of the bonus payouts under the bonus program is determined with consultation from the Company's CEO.

Report of the Compensation Committee.
------------------------------------
The Compensation Committee of the Company's Board of Directors has reviewed and discussed the Compensation Discussion and Analysis presented above with management and, based on that review and discussion, has recommended to the Company's Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.



Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.
          ----------------------------------------------------

The following table sets forth information as of April 30, 2009, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

                                          Amount and Nature
                 Name and Address         of Beneficial       Percent of
Title of Class   of Beneficial Owner      Ownership           Class
--------------   -----------------------  ------------------  ----------
Common Stock     Fred K. Suzuki           5,526,146 shares     37.00%
                 710 S. Kennicott         of record and
                 Arlington Heights,       beneficial (1)
                 Illinois 60005

Common Stock     F.K. Suzuki Inter-       4,497,146 shares     30.11%
                 national, Inc.           record and bene-
                 1940 E. Devon Ave.       ficial
                 Elk Grove Village, IL
                 60007

Common Stock     Lauane C. Addis          4,506,146 shares     30.17%
                 1819 Orleans Circle      record and bene-
                 Elk Grove Village, IL    ficial (2)
                 60007

Common Stock     James F. Schembri        1,291,500 shares      8.65%
                 3565 Port Cove Dr. #73   of record and
                 Waterford, MI 48328      beneficial (3)

Common Stock	Mary K. Friske (4)      41,000 shares of       .27%
                  940 Bradley Court       record and
                  Palatine, IL 60074      beneficial

Common Stock     Laurence C. Mead (5)     61,250 shares of       .41%
                 1151 Warwick Cir. North  record and
                 Hoffman Estates IL       beneficial
                 60169

Common Stock     Beverly R. Suzuki (6)    820,000 shares of     5.49%
                 710 S. Kennicott         record and
                 Arlington Heights IL     beneficial
                 60005

Common Stock     All directors and        6,928,896            46.39%
                 officers as a
                 group (6 members)

----------------------
(1)	Fred K. Suzuki is President of F.K. Suzuki International,
Inc. ("FKSI") and owns 33.5% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares which are owned by FKSI and 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants.

(2)	Mr. Addis personally owns 9,000 shares of the outstanding
Common Stock of the Company. In addition, Mr. Addis owns 31.1% of the outstanding Common Stock of FKSI, which owns 30.11% of the Common Stock of the Company. Mr. Addis is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares owned by FKSI.

(3)	Included in the shares owned by Mr. Schembri are 66,000
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

(6)	Beverly R. Suzuki is deemed to be a beneficial owner by
reason of voting and disposition control of 820,000 shares owned by her and Fred K. Suzuki as joint tenants.

Changes in Control.
------------------
The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company nor has a change in the control of the Company occurred during the last fiscal year.


Item 13.  Certain Relationships and Related Transactions, and
          Director Independence.
          ---------------------------------------------------

At April 30, 2009, F.K. Suzuki International, Inc. ("FKSI") owed $19,699 to the Company in connection with past shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI's capital in the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2009, the Company paid $36,000 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.


Item 14.  Principal Accounting Fees and Services.
          ---------------------------------------

Blackman Kallick, LLP served as independent auditors for the fiscal year ended April 30, 2009, and it has acted as auditors for the Company since May 1, 2002.

Audit Fees.
----------
Fees billed by Blackman Kallick, LLP totaled $47,510 for year ended April 30, 2009 and $48,042 for year ended April, 30, 2008. This included fees for the annual audit and reviews of all the Company's quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2009.

Audit-Related Fees.
------------------
Blackman Kallick, LLP did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees.
--------
During the fiscal year ending April 30, 2009, Blackman Kallick, LLP billed the Company $4,063 for professional fees related to tax services rendered to the Company. Blackman Kallick, LLP billed the Company $4,860 for professional fees related to tax services during the fiscal year ending April 30, 2008.

All Other Fees.
---------------
Blackman Kallick, LLP did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review.
-----------------------
The Company's Audit Committee is required to approve all non-audit services to be performed by Blackman Kallick, LLP. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company's fiscal year ending April 30, 2009 was compatible with maintaining the independence of Blackman Kallick, LLP. The Audit Committee has made a determination that the independence of Blackman Kallick, LLP will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2009 and April 30, 2008.



Item 15.  Exhibits, Financial Statement Schedules
          ---------------------------------------

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

        Balance sheets for the fiscal years ending April 30, 2009 and 2008.

        Statements of operations for the fiscal years ending
        April 30, 2009 and 2008.

        Statements of Shareholders' Equity for the fiscal years
        April 30, 2009 and 2008.

        Statements of Cash Flows for fiscal years ending
        April 30, 2009 and 2008.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

        No financial schedules for the fiscal years ending April
        30, 2009 and 2008 are submitted.

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

         b.     Amended and Restated By-Laws(2)

     4.	Instruments Defining the Rights of Security Holders,
            Including Indentures - none.

     9.	Voting Trust Agreements - none.

     10.  Material Contracts - none.

     11.	Statement Regarding Computation of Earnings Per Share
            - none.

     13.  Annual or Quarterly Reports to Security Holders - none.

14.	Code of Ethics.

(a) Amended and Restated Code of Ethics of Biosynergy, Inc., adopted as of June 30, 2009

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

     (99) Additional Exhibits - none


---------------------------
(1) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933
Act Registration Number 2-83015C, under the Securities Act of
1933, as amended.

(2) Incorporated by reference, to the Company's Current Report filed on Form 8-K with the Securities and Exchange Commission as of July 2, 2009.

(b) Reports on Form 8K. No current reports on Form 8K were filed or were required to be filed during the last quarter covered by this report.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:  BIOSYNERGY, INC.



/s/ Fred K. Suzuki /s/           July __, 2009
-------------------------------  -------------
Fred K. Suzuki, Chairman of the     Date
Board, Chief Executive
Officer and President







Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Fred K. Suzuki /s/                July __, 2009
-----------------------------------   -------------
Fred K. Suzuki, Chairman of the          Date
Board of Directors, Chief Executive
Officer, President and Treasurer


/s/ Lauane C. Addis /s/               July __, 2009
-----------------------------------  --------------
Lauane C. Addis, Secretary               Date
and Director



                         EXHIBIT 31.1
           CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred K. Suzuki, certify that:

1.     I have reviewed this Annual Report on Form 10-K of
Biosynergy, Inc.;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

	c.	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d.	Disclosed in this report any change in the
registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Dated: July __, 2009


/s/ Fred K. Suzuki /s/
---------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer and President


                       EXHIBIT 31.2
         CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1.     I have reviewed this Annual Report on Form 10-K of
Biosynergy, Inc.;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

	c.	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d.	Disclosed in this report any change in the
registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Dated: July __, 2009


/s/ Laurence C. Mead /s/
------------------------------------------------------
Laurence C. Mead
Vice President/Manufacturing and Development,
Chief Financial Officer, and Chief Accounting Officer







                         Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-K for the year ending April 30, 2009, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2009, and for the period then ended.

Biosynergy, Inc.


/s/ Fred K. Suzuki /s/
--------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer and President

Dated: July __, 2009


                          Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-K for the year ending April 30, 2009, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2009, and for the period then ended.

Biosynergy, Inc.


/s/Laurence C. Mead/s/
------------------------------------------------------
Laurence C. Mead
Vice President/Manufacturing and Development,
Chief Financial Officer, and Chief Accounting Officer

Dated: July __, 2009

                      Biosynergy, Inc.

               Financial Statements for the
           Years Ended April 30, 2009 and 2008

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

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

Board of Directors and Stockholders
Biosynergy, Inc.
Elk Grove Village, Illinois


We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Blackman Kallick, LLP /s/
------------------------------
July 29, 2009
Chicago, Illinois

                        Balance Sheets Follow

                           Biosynergy, Inc.

                            Balance Sheets

                       April 30, 2009 and 2008
---------------------------------------------------------------------

                             Assets
                            --------



                                                           2009         2008
                                                          --------   --------
Current Assets
      Cash                                                $285,395   $281,123
      Short-term investments                               200,000    200,000
      Accounts receivable - Trade (Net of allowance for
        doubtful accounts of $500 in both 2009 and 2008)   150,033    143,656
      Inventories                                           81,299     60,906
      Prepaid expenses                                      48,937     19,013
      Interest receivable                                      541      1,634
                                                          --------   --------
               Total Current Assets                        766,205    706,332
                                                          --------   --------


Equipment and Leasehold Improvements
      Equipment                                            203,137    201,576
      Leasehold improvements                                20,022     18,175
                                                          --------   --------

                                                           223,159    219,751
      Less accumulated depreciation and amortization       188,793    170,289
                                                          --------   --------

              Total Equipment and Leasehold Improvements    34,366     49,462
                                                          --------   --------


Other Assets
      Patents less accumulated amortization                 15,938     16,995
      Patents pending                                       85,282     70,456
      Deposits                                               5,947      5,947
                                                          --------   --------
               Total Other Assets                          107,167     93,398
                                                          --------   --------
                                                          $907,738   $849,192
                                                          ========   ========



The accompanying notes are an integral part of the financia statements.
                                 -2-

                                                        Exhibit A
                                                        ---------


--------------------------------------------------------------------

                 Liabilities and Stockholders' Equity
                 ------------------------------------


                                                            2009       2008
                                                          --------   --------
Current Liabilities
      Accounts payable                                    $  9,454   $ 17,895
      Accrued compensation and payroll taxes                19,995     15,620
      Deferred rent                                          5,733      6,197
      Other accrued expenses                                   468        182
      Accrued vacation                                      17,855     32,933
      Income taxes payable                                       -     14,250
                                                          --------   --------
               Total Current Liabilities                    53,505     87,077
                                                          --------   --------



Deferred Income Taxes                                       13,019     12,265
                                                          --------   --------


Stockholders' Equity
  Common stock - No par value; 20,000,000 shares
    authorized; 14,935,511 shares issued as of
    both April 30, 2009 and 2008                           660,988    660,988
  Receivable from affiliate                                (19,699)   (19,699)
  Retained earnings                                        199,925    108,561
                                                          --------   --------
               Total Stockholders' Equity                  841,214    749,850
                                                          --------   --------
                                                          $907,738   $849,192
                                                          ========   ========

                                                  Exhibit B
                                                  ---------

                            Biosynergy, Inc.

                        Statements of Operations

                  Years Ended April 30, 2009 and 2008

----------------------------------------------------------------------





                                         2009           2008
                                      ----------     ----------
Net Sales                             $1,033,318     $1,023,809

Cost of Sales                            284,875        289,072
                                      ----------     ----------

Gross Profit                             748,443        734,737
                                      ----------     ----------

Operating Expenses
      Marketing                          138,918        120,034
      General and administrative         409,590        374,649
      Research and development            90,572         86,187
                                      ----------     ----------

          Total Operating Expenses       639,080        580,870
                                      ----------     ----------

Income from Operations                   109,363        153,867
                                      ----------     ----------

Other Income
      Interest income                      8,736         12,926
      Other income                         1,920          1,920
                                      ----------     ----------

          Total Other Income              10,656         14,846
                                      ----------     ----------

Income Before Income Taxes               120,019        168,713

Provision for Income Taxes                28,655         61,827
                                      ----------     ----------

Net Income                               $91,364       $106,886
                                      ==========     ==========

Net Income Per Common Share -
  Basic and diluted                      $     -       $      -
                                      ==========     ==========

Weighted-Average Common
  Shares Outstanding                  14,935,511     14,935,511


The accompanying notes are an integral part of the financial statements.

                                                           Exhibit C
                                                           ---------

                           Biosynergy, Inc.

                 Statements of Stockholders' Equity

                 Years Ended April 30, 2009 and 2008

--------------------------------------------------------------------


                    Common Stock         Other and   Accumulated
                  -------------------    Related     (Deficit)
                  Shares      Amount     Receivable  Equity        Total
                  ----------  --------   ----------  -----------  --------
Balance,
April 30, 2007    14,935,511  $660,988    $(19,699)     $1,675     $642,964

Net income                 -         -           -     106,886      106,886
                  ----------  --------   ---------   --------     --------
Balance,
April 30, 2008    14,935,511   660,988     (19,699)    108,561      749,850

Net income                 -         -           -      91,364       91,364
                  ----------  --------   ----------   --------     --------
Balance,
April 30, 2009    14,935,511  $660,988    $(19,699)   $199,925     $841,214
                  ==========  ========   ==========   ========     ========








The accompanying notes are an integral part of the financial statements.
                                         -5-

                                                            Exhibit D
                                                            ---------

                              Biosynergy, Inc.

                          Statements of Cash Flows

                    Years Ended April 30, 2009 and 2008

----------------------------------------------------------------------

                                                            2009         2008
                                                          --------     --------
Cash Flows from Operating Activities
      Net income                                           $91,364     $106,886
      Adjustments to reconcile net income
        to net cash provided by operating activities
            Depreciation and amortization                   18,504       22,305
            Deferred income taxes                              754       12,265
            Changes in assets and liabilities
                  Accounts receivable                       (6,377)     (19,116)
                  Interest receivable                        1,093          590
                  Inventories and prepaid expenses         (50,317)      (1,470)
                  Accounts payable and accrued expenses    (33,572)        (409)
                                                          --------     --------
                     Total Adjustments                     (69,915)      14,163
                                                          --------     --------
                     Net Cash Provided by
                        Operating Activities                21,449      121,049
                                                          --------     --------
Cash Flows from Investing Activities
      Purchase of equipment                                 (1,561)      (7,487)
      Purchase of leasehold improvements                    (1,847)      (1,678)
      Patents and patents pending                          (13,769)     (17,861)
      Purchases of short-term investments                 (500,000)    (400,000)
      Redemption of short-term investments                 500,000      400,000
                                                          --------     --------
                     Net Cash Used in
                        Investing Activities               (17,177)     (27,026)
                                                          --------     --------
Increase in Cash                                             4,272       94,023

Cash, Beginning of Year                                    281,123      187,100
                                                          --------     --------
Cash, End of Year                                         $285,395     $281,123
                                                          ========     ========

The accompanying notes are an integral part of the financial statements.
                                -6-

                             Biosynergy, Inc.

                      Notes to Financial Statements

                  Years Ended April 30, 2009 and 2008
----------------------------------------------------------------------


Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the Hemo Temp II Blood Monitoring Device, accounted for more than 90% of sales for the years ended April 30, 2009 and 2008. The products are sold to hospitals, clinical end users, laboratories and product dealers located throughout the United States.


Note 2 - Summary of Significant Accounting Policies

Cash

The Company maintains all of its cash in bank deposit accounts, which at times may exceed federally insured limits. No losses have been experienced on such accounts. All cash is held with Bank of America, N.A. and JPMorgan Chase Bank.

Short-Term Investments

The Company's investments in certificates of deposit are classified as held to maturity. In accordance with Statement of Financial
Accounting Standards 115, these investments are stated at amortized cost, which approximates fair value.

Receivables

Receivables are carried at original invoice less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts by reviewing and identifying troubled accounts on a periodic basis by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Inventories

Inventories are valued at the lower of cost using the FIFO (first-in, first-out) method or market.

Depreciation and Amortization

Equipment and leasehold improvements are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred. Renewals and betterments, which significantly extend the useful lives of existing equipment, are capitalized. Significant leasehold improvements are capitalized and amortized over 10 years or the term of the lease, if shorter. Equipment is depreciated over three to 10 years.




Note 2 - Summary of Significant Accounting Policies (Continued)

Prepaid Expenses

Certain expenses, primarily insurance and income taxes, have been prepaid and will be used within one year.

Revenue Recognition

The Company recognizes net sales revenue upon the shipment of products to customers.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes related primarily to differences in the methods of accounting for patents, inventories, certain accrued expenses and bad debt expenses for financial and income tax reporting purposes. The deferred tax income taxes represent the future tax consequences of those differences, which will be taxable in the future. See Note 5 for additional information regarding income taxes.

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations although there are currently no ongoing tax examinations. Management's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, "Accounting for Uncertainly in Income Taxes" (FIN 48). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FAS 109. Income tax positions must meet a more-likely-than-not recognition threshold as of the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48, effective May 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing as of that date. There was no material impact on the financial statements from the adoption.

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent using the straight-line method.

Patents relate to products that have been developed and are being marketed by the Company.

Patents pending relate to products under development. The Company is developing certain compounds intended for use as bacteria growth retardant agents for use in food and other products.




Note 2 - Summary of Significant Accounting Policies

Research and Development and Patents (Continued)

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

Income Per Common Share

The Company has adopted the provisions of SFAS 128, "Earnings Per Share" (FAS 128). Income (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net income per common share is the same for the years ended April 30, 2009 and 2008, as the common stock equivalents of the Company were anti-dilutive.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2009 and 2008, approximates their carrying value.

Conformity With Generally Accepted Accounting Principles." The
Company does not expect this adoption to have a material impact on its financial statements.





Note 2 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial accounting Standards SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. FAS 162 shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to AU Section 411, "The Meaning of Present Fairly in

In March 2008, FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (FAS 161). FAS 161 changes the disclosure requirement for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. FAS 161 will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2009). The Company is assessing the potential impact that the adoption of FAS 161 will have on its financial condition and results of operations.

In December 2007, FASB issued SFAS 141 (revised 2007), "Business Combinations" (FAS 141(R)). FAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research, and development and restructuring costs. In addition, under FAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. FAS 141(R) will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2009). The impact of this standard will only be to apply it to any business combinations that might occur in the future.

In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115" (FAS 159). FAS 159 permits entities to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 became effective for the Company beginning in the first quarter of fiscal 2009 (May 1, 2008). This standard is elective, and management chose not to adopt the standard in the current period.





Note 2 - Summary of Significant Accounting Policies

Recent Accounting Pronouncements (Continued)

In December 2007, FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB 51" (FAS
160). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FAS 160 is effective for fiscal years beginning after December 15, 2008. FAS 160 will be effective for the Company beginning in the first quarter of fiscal 2010 (May 1, 2009). The Company has no noncontrolling interests. Therefore, management does not feel that FAS 160 will have an impact on its financial position and results of operations.

In September 2006, FASB issued SFAS 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset of liability. FAS 157 is effective for the Company beginning in fiscal year 2009. The Company's adoption of FAS 157 did not have a significant effect on the Company's financial position or results of operations.


Note 3 - Short-Term Investments

In May 2008, the Company reinvested $100,000 in a 120-day certificate of deposit at an annual percentage yield of 2.64%. The maturity date was September 18, 2008. As of the maturity date, the Company reinvested the funds in a seven-month certificate of deposit at an annual percentage yield of 3%. The maturity date was April 18, 2009. As of the maturity date, the Company reinvested the funds in a one-year certificate of deposit an annul percentage yield of 2% with a maturity date of April 22, 2010. The Company reinvested an additional $100,000 in a certificate of deposit on July 23, 2008 for seven months at an annual percentage yield of 3.51%. The maturity date was February 23, 2009. As of the maturity date, the Company reinvested the funds in a one-year certificate of deposit at an annual percentage yield of 2.75% with a maturity date of February 23, 2010.

Throughout fiscal 2009 and 2008, the Company had $200,000 in certificates of deposit. However, gross sales and purchases of such short-term investments were each $500,000 in fiscal 2009 and $400,000 in fiscal 2008, given maturity dates during the year. Such purchase and sales are presented on the balance sheets at gross.






Note 4 - Inventories

Inventories consist of the following:

                          2009       2008
                        --------   ----------
	Raw materials 	$40,681      $46,820
	Work-in-process    24,211       13,939
	Finished goods     16,407          147
                        --------   ----------
                        $81,299      $60,906
                        ========   ==========

Note 5 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2009 and 2008 are as follows:

                                      2009      2008
                                    -------   -------
   Total deferred tax liabilities
       Patents                      $10,966   $12,040
       Equipment and leaseholds       4,888     8,707
       Prepaid insurance		  4,258     5,208
                                    -------   -------
                                     20,112    25,955

   Total deferred tax assets
       Accrued vacation pay          (4,616)  (10,614)
       Other		             (2,477)   (3,076)
                                    -------   -------
					       (7,093)  (13,690)
                                    -------   -------

   Net deferred income tax
     liabilities                    $13,019   $12,265
                                    =======   =======

Deferred income tax liabilities result primarily from prepaid expenses and capitalized legal costs associated with patents that are deducted immediately for income tax purposes and from differences between depreciation expense for book and tax purposes. (See Note 2.) Deferred income tax assets result primarily from accrued vacation pay, which is not deducted for tax purposes unless it is paid within 21/2 months of each year-end, and other expenses, which are not deductible for tax purposes until paid.





Note 5 - Income Taxes (Continued)

The provision for income taxes consists of the following components:

                                   2009      2008
                                  -------   --------
	Current
		Federal	          $20,700	  $37,777
		State	                  7,201    11,885
                                  -------   --------
			                 27,901    49,662

	Deferred
		Federal	              570    15,078
		State		              184     3,670
		Change in valuation
		  allowance		         -     (6,583)
                                  -------   --------
                                  $28,655   $61,827
                                  =======   ========

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                          Year Ended April 30,
                                             2009     2008
                                           -------   -------
     U.S. federal statutory tax rate         34%       34%

     State income tax expense, net of
          federal tax benefit                3.0       3.0
     Adjustment of prior year estimates      0.0       4.4
     Effect of graduated federal tax rates  (7.1)     (0.8)

     Change in valuation allowance          (0.0)     (3.9)
                                           -------   -------
     Consolidated effective tax rate         23.9%     36.7%
                                           =======   =======

The Company has utilized all of its net operating loss carryforwards. A valuation allowance was established as of April
30, 2007 (no valuation allowance was necessary as of April 30, 2008 or 2009) for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.






Note 6 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2009:

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


As of April 30, 2009 and 2008, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance was reclassified as a contra equity account.

A board member, who is also a stockholder, provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $35,000 and $36,000 for the years ended April 30, 2009 and 2008, respectively.


Note 7 - Lease Commitments

In 2006, the Company entered into a five-year extension of the lease agreement for its current facilities, which expires on January 31, 2011. The base rent under the extended lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of April 30, 2009, the Company's approximate total future minimum lease payments are as follows:

	Year Ending April 30:
                     2010   $ 72,661
                     2011     55,713
	                      --------
	            Total     $128,374

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $70,081 for both fiscal years ended April 30, 2009 and 2008.




Note 8 - Major Customers

Shipments to one customer amounted to approximately 38% and 39% of sales in fiscal years 2009 and 2008, respectively. As of April 30, 2009 and 2008, there were outstanding accounts receivable from this customer of approximately $78,150 and $72,375, respectively.

Shipments to another customer accounted for 19% and 16% of sales in fiscal years 2009 and 2008, respectively. As of April 30, 2009 and 2008, there were outstanding accounts receivable from this customer of approximately $28,455 and $31,005, respectively.