Form 10-Q
period 2009-07-31
BIOSYNERGY INC
filed 2009-09-14
CIK 715812

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                       FORM 10-Q
(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009
                               -------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----     EXCHANGE ACT

For the transition period from      to
                               -----  -----

Commission file number 	 0 -12459
                      --------------

Biosynergy, Inc.
------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     Illinois                           36-2880990
--------------------------------  --------------------------
(State or other jurisdiction      (IRS Employer
of incorporation or organization)  Identification No.)

1940 East Devon Avenue, Elk Grove Village, Illinois 60007
------------------------------------------------------------
(Address of principal executive offices)

847-956-0471
------------------------------------------------------------
(Registrant's telephone number, including area code)

---------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files.                              Yes         No

	Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer         Accelerated filer
                        ---                      ---
Non-accelerated filer    (Do not check if a smaller reporting
                      --- company)

Smaller reporting company X
                         ---

SEC 1296 (04-09) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid
OMB control number.

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes	 X  No
                                               ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.		  Yes	     No
               ----     ----


	APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
14,935,511

                    BIOSYNERGY, INC.

            PART 1 - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

                    Balance Sheets
-------------------------------------------------------------


                        ASSETS

                                                 July 31, 2009   April 30, 2009
                                                   Unaudited         Audited
                                                 -------------   --------------
Current Assets
  Cash                                               $309,006         $285,395
  Short-Term Investment                               200,000          200,000
  Accounts receivable, Trade (Net of                  153,351          150,033
      allowance for doubtful accounts of $500
      at July 31, 2009 and April 30, 2009)
  Inventories                                           91,376           81,299
  Prepaid Expenses                                      52,261           48,937
  Interest Receivable                                    1,738              541
                                                     ---------        ---------
          Total Current Assets                         807,732          766,205
                                                     ---------        ---------

Equipment and Leasehold Improvements
  Equipment                                            203,137          203,137
  Leasehold improvements                                20,022           20,022
                                                     ---------        ---------
                                                       223,159          223,159

  Less accumulated depreciation and amortization      (193,307)        (188,793)
                                                     ---------        ---------
          Total Equipment and Leasehold
           Improvements, Net	                          29,852           34,366
                                                      ---------        ---------

Other Assets
  Patents less Accumulated Amortization                 15,674           15,938
  Pending Patents                                       94,491           85,282
  Deposits                                               5,947            5,947
                                                     ---------        ---------
          Total Other Assets                           116,112          107,167
                                                     ---------        ---------
                                                      $953,696         $907,738
                                                     =========        =========


The accompanying notes are an integral part of the financial statements.

                   Liabilities and Shareholders' Equity

                                                 July 31, 2009   April 30, 2009
                                                   Unaudited         Audited
                                                 -------------   --------------
Current Liabilities
  Accounts payable                                    $47,925         $  9,454
  Accrued compensation and payroll taxes               16,004           19,995
  Deferred rent                                         5,223            5,733
  Other accrued expenses                                  368              468
  Accrued vacation                                     23,736           17,855
                                                     ---------        ---------
          Total Current Liabilities                    93,256           53,505
                                                     ---------        ---------
Deferred Income Taxes                                  13,019           13,019
                                                     ---------        ---------

Shareholders' Equity
  Common stock, No par value; 20,000,000
   authorized shares issued: 14,935,511
   Shares at July 31, 2009 and at
   April 30, 2009                                     660,988          660,988
  Receivable from Affiliate                           (19,699)         (19,699)
  Retained Earnings                                   206,132          199,925
                                                     ---------        ---------
          Total Shareholders' Equity                  847,421          841,214
                                                     ---------        ---------
                                                     $953,696         $907,738
                                                     =========        =========

The accompanying notes are an integral part of the financial statements.

                        Biosynergy, Inc.

                   Statements of Operations



			                         Three Months Ended July 31

                                               2009           2008
                                            Unaudited      Unaudited
                                          -----------    -----------
Net Sales                                   $ 283,063      $ 279,431

Cost of Sales                                  78,763         67,697
                                            ---------      ---------
Gross Profit                                  204,300        211,734
                                            ---------      ---------
Operating Expenses

     Marketing                                 36,984         28,198

     General and administrative               137,985        130,460

     Research and development                  22,965         20,626
                                            ---------      ---------
          Total Operating Expenses            197,934        179,284
                                            ---------      ---------
Income from Operations                          6,366         32,450
                                            ---------      ---------
Other Income

     Interest Income                            1,417          2,356

     Other income                                 480            480
                                            ---------      ---------
          Total Other Income                    1,897          2,836
                                            ---------      ---------
Net Income Before Income Taxes                  8,263         35,286

Provision for Income Taxes                      2,056         13,141
                                            ---------      ---------
Net Income                                  $   6,207      $  22,145
                                            ---------      ---------
Net Income per Shares of Common
Stock-Basic and Diluted                     $   --         $   --
                                           ==========     ==========
Weighted-Average Common Stock
Outstanding-Basic and Diluted              14,935,511     14,935,511
                                           ==========     ==========





The accompanying notes are an integral part of the financial statements.

                            BIOSYNERGY, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY

                  THREE MONTHS ENDED JULY 31, 2009

                              Unaudited


                            Common Stock      Receivable
                       ---------------------- from       Retained
                        Shares       Amount   Affiliate  Earnings  Total
                       ----------   --------- ---------- --------- ---------
Balance, May 1,
   2009                14,935,511   $660,988   (19,699)  $199,925  $841,214


Net Income   	         -            -     	   -	      6,207     6,207
                       ----------   --------   --------  --------  --------

Balance, July 31,
 2009                  14,935,511   $660,988   $(19,699) $206,132  $847,421
                       ==========   ========   ========  ========  ========








The accompanying notes are an integral part of the financial statements.

                         BIOSYNERGY, INC.

                    STATEMENTS OF CASH FLOWS


                                                         Unaudited

                                                 THREE MONTHS ENDED JULY 31,
                                                      2009           2008
                                                 -------------  ------------
Cash Flows from Operating Activities
  Net income                                        $   6,207     $  22,145
                                                    ----------    ----------
  Adjustments to reconcile net
   income to cash provided by (used in)
   operating activities
     Depreciation and amortization                      4,514         4,818
     Changes in assets and liabilities
       Accounts receivable                             (3,318)       (1,963)
       Inventories                                    (10,077)      (37,240)
       Prepaid expenses                                (3,324)       (6,353)
       Interest Receivable                             (1,197)        1,027
       Accounts payable and accrued expenses           39,751        49,122
                                                    ----------    ----------
         Total Adjustments                             26,349         9,411
                                                    ----------    ----------

Net Cash Provided by Operating Activities              32,556        31,556
                                                    ----------    ----------

Cash Flow from Investing Activities
  Patents and Patents Pending                          (8,945)       (8,844)
  Purchase of Equipment                                     -        (3,408)
                                                    ----------    ----------
Net Cash (Used in) Investing Activities                (8,945)      (12,252)
                                                    ----------    ----------

Increase in Cash and Cash Equivalents                  23,611        19,304
                                                    ----------    ----------

Cash Beginning Period                                 285,395       481,123
                                                    ----------    ----------
Cash Ending Period                                  $ 309,006     $ 500,427
                                                    ==========    ==========


The accompanying notes are an integral part of the financial statements.

                       Biosynergy, Inc.

                Notes to Financial Statements

          Three Months Ended July 31, 2009 and 2008

--------------------------------------------------------------------



Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2009 Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2009 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.7% of the sales during the quarter ending July 31, 2009. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------
The Company maintains cash and cash equivalents with major financial institutions. Cash and cash equivalents are maintained in demand accounts to minimize risks. Demand accounts and certificates of deposit are insured up to $250,000 as of July 31, 2009 and April 30, 2009 per depositor by the Federal Deposit Insurance Corporation. Balances in excess of insured amounts totaled $39,432 as of April 30, 2009 and $84,906 as of July 31, 2009. The Company has not experienced any loss on these accounts. The Company does not believe it is exposed to any significant risk on the uninsured amounts.

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


Note 2 - Summary of Significant Accounting Policies (Continued)

Inventories
-----------
Inventories are valued at the lower of cost or market using the FIFO (first-in, first-out) method.

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

Income Per Common Share
-----------------------
The Company has adopted the provisions of FASB No. 128, "Earnings Per Share." Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. The Company has no outstanding options or other rights to acquire its unissued common shares.



Note 2 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments/Short Term Investments
----------------------------------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Short-term investments have been categorized as held-to-maturity and as a result are stated at cost, which approximates fair value. Short-term investments consist of certificates of deposit, which mature within one year of July 31, 2009 and April 30, 2009, respectively. Based on the Company's analysis, the fair value of short term investments recorded on the balance sheet as of July 31, 2009, approximates their carrying value.

Comprehensive Income
--------------------
The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. Components of comprehensive income include amounts that, under SFAS No. 130, are included in the comprehensive income but are excluded from net income. There were no significant differences between the Company's net income and comprehensive income.

Income Taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes related primarily to differences in the methods of accounting for patents, inventories, certain accrued expenses and bad debt expenses for financial and income purposes. The deferred tax income taxes represent the future tax consequences of those differences, which will be taxable in the future.

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations although there are currently no ongoing tax examinations. Management's policy is to recognize interest and penalties related to uncertain tax positions in income tax expenses.

The provision for income taxes consists of the following components as of July 31:

                            2009      2008
                           -------  --------
	Current
		Federal        $ 1,430  $ 10,061
		State              626     3,080
                           -------  --------
Provision for Income Taxes $ 2,056  $ 13,141
                           =======  ========





Note 2 - Summary of Significant Accounting Policies (Continued)

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                              Period Ended July 31,
                                                   2009       2008
                                                 --------  ---------
	U.S. federal statutory tax rate	         34.0%       34.0%
	State income tax expense, net of
	  Federal tax benefit	                      3.0         3.0
	Effect of graduated federal tax rates       (12.2)         .2
                                                 --------  ---------
	Consolidated Effective Tax Rate              24.8%       37.2%


Note 2 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
--------------------------------
In June 2009, the FASB issued SFAS No. 168, "The 'FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the "FASB Accounting Standards Codification" ("Codification"), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. Rules and interpretive releases to the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 will be effective for the Company as of the interim period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on the Company's financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with SFAS 168 and the new numbering system prescribed by the Codification.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). This standard is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted SFAS 165 as of the interim period ended July 31, 2009. The implementation of this standard did not have an impact on the Company's financial statements. The Company has evaluated subsequent events through September 14, 2009, the date it filed this quarterly report on Form 10-Q with the SEC.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 161 changes the disclosure requirement for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS No. 161 for the interim period ended July 31, 2009.
 The Company's adoption of SFAS No. 161 did not have any impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) was adopted by the Company as of the interim period ended July 31, 2009. The Company's adoption of this revision did not have any impact on the Company's financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51." SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.
 This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS became effective for the Company May 1, 2009. The Company's adoption of SFAS No. 160 did not have a significant impact on the Company's financial position or results of operations.

Short-Term Investments
----------------------
In April, 2009, the Company reinvested $100,000 in a one year certificate of deposit at an annual percentage yield of 2% with a maturity date of April 22, 2010. The Company also reinvested an additional $100,000 in a one year certificate of deposit at an annual percentage yield of 2.75% with a maturity date of February 23, 2010.



Note 3 - Inventories

Components of inventories are as follows:

                           April 30,     July 31,
                             2009          2009
                          ----------    ----------
Raw materials              $40,681        $46,105
Work-in-process             24,211         10,693
Finished goods              16,407         34,578
                          ----------    ----------
                           $81,299        $91,376

Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2009 and July 31, 2009:

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


As of July 31, 2009 and April 30, 2009, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance has been reclassified as a contra equity account.

Note 6 - Major Customers

Shipments to one customer amounted to 35.89% of sales during the first three months of Fiscal 2010 compared to 39.19% during the three month period ending July 31, 2009. As of July 31, 2009, there were outstanding accounts receivable from this customer of $88,560 compared to $80,275 at July 31, 2008. Shipments to another customer amounted to 21.14% of sales during the first three months of Fiscal 2010 and 19.43% of sales during the first three months of Fiscal 2009. As of July 31, 2009, there were outstanding accounts receivable from this customer of approximately $21,135 compared to $23,470 at July 31, 2008.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         --------------------------------------------------


Net Sales/Revenues
------------------
For the three month period ending July 31, 2009 ("1st Quarter"), the net sales increased 1.3%, or $3,632, as compared to net sales for the comparative quarter ending in 2008. This increase in sales was primarily the result of an increase in price of the HemoTemp<Registered> II during the 1st Quarter. As of July, 31, 2009, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $1,897 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $1,417.

Costs and Expenses
------------------

                           General
                           -------

The operating expenses of the Company during the 1st Quarter increased overall by 10.4%, or $18,650, as compared to the 1st Quarter in 2008, primarily due to an increase in employee expenses and marketing costs. See "General and Administrative Expenses" below.

                        Cost of Sales
                        -------------

The cost of sales during the 1st Quarter increased by $11,066 as compared to these expenses during the same quarter ending in 2008. This increase was due primarily to increased salaries. As a percentage of sales, the cost of sales were 27.83% during the 1st Quarter and 24.23% for the comparative quarter ending in 2008. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sale as a percentage of sales will materially change in the near future.

               Research and Development Expenses
               ---------------------------------

Research and Development costs increased $2,339, or 11.34%, as compared to the same quarter in 2008. This increase was primarily due to increased salaries. The Company is continuing to investigate certain compounds for use in food and other products as antibacterial agents and research intended to improve and expand the Company's current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

                     Marketing Expenses
                     ------------------

Marketing expenses for the 1st Quarter increased by $8,786 or 31.16%, as compared to the quarter ending July 31, 2008. The Company experienced increased costs for graphic design of promotional material and increased salaries during the 1st Quarter accounting for the overall increase in Marketing expenses.

             General and Administrative Expenses
             -----------------------------------

General and administrative costs increased by $7,525, or 5.77%, as compared to the 1st Quarter ending in 2008. This increase was primarily the result of an increase in administrative salaries and benefits and accounting fees incurred in the ordinary course of business. Except for unforeseen expenses, increases to employee compensation associated with the Company's 401(k) plan and bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2010.

Net Income
----------

The Company realized net income of $6,207 during the 1st Quarter as compared to a net income of $22,145 for the comparative quarter of the prior year. The decrease in net income was primarily a result of increased employee wages and benefits, promotional expenses, and accounting fees.

Assets/Liabilities
------------------

                           General
                           -------

Since April 30, 2009 the Company's assets have increased by $45,958 and liabilities have increased by $39,751. The increase in assets (primarily cash, inventories and prepaid expenses) is a result of positive cash flow from operations.

                 Related Party Transactions
                 --------------------------

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2009 and April 30, 2009.
This account primarily represents common expenses incurred in the ordinary course of business which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company has been reclassified as a reduction of FKSI's capital in the Company. See "Financial Statements."

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 8.66 to 1, has decreased compared to 14.32 to 1 at April 30, 2009, primarily due to an increase in current liabilities. This decrease is not indicative of a material change in the financial condition of the Company, but rather a normal fluctuation due to the timing of payment of vendors. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

The increase in liabilities was due primarily to legal and accounting expenses incurred during the 1st Quarter in preparing the Company's annual report on Form 10-K and auditing the Company's April 30, 2009 year end financial statements.

Liquidity and Capital Resources
-------------------------------
During the 1st Quarter, the Company experienced an increase in working capital of $1,776. This was primarily due to an increase in current assets.

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

Cash provided by operating activities was $32,556 during the three month period ending July 31, 2009. An aggregate of $8,945 was used for patent expenses during this same period. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide.
 There were no cash flows from financing activities during the three month period ending July 31, 2009.

As of July 31, 2009, the Company had $807,732 of current assets available. Of this amount, $52,261 was prepaid expenses, $91,376 was inventory, $153,351 was net trade receivables $200,000 was short-term investments, and $309,006 was cash. The Company's available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

The Company's significant accounting policies are disclosed in
Note 2 to the Financial Statements for the 1st Quarter. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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
            -----------------------

Disclosure Controls and Procedures
----------------------------------
The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and its Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending July 31, 2009 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.



PART II - OTHER INFORMATION


Item 1.	Legal Proceedings.
            ------------------

As of the end of the Company's Fiscal Quarter ending July 31, 2009, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.


Item 2.	Unregistered Sales of Equity Securities and Use or
            Proceeds.
            --------------------------------------------------

During the past three years, the Company has not sold securities which were not registered under the Securities Act.


Item 3.	Defaults Upon Senior Securities.
            --------------------------------

(a)	As of the end of the Company's Fiscal Quarter ending July
31, 2009, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)	As of the end of the Company's Fiscal Quarter ending July
31, 2009, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.


Item 4.	Submission of Matter to a Vote of Security Holders.
            ---------------------------------------------------

No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.


Item 5.	Other Information.
            ------------------

(a)	The Company is not required to disclose any information
required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q. However, on August 28, 2009, the Company filed a Form 8-K with the Securities and Exchange Commission (the "Form 8-K") advising that Blackman Kallick, LLP ("Blackman Kallick") was dismissed as the Company's independent accountant. Blackman Kallick's report on the Company's financial statements for the fiscal years ended April 30, 2009 and April 30, 2008 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Audit Committee. The Company provided Blackman Kallick with a copy of the disclosure on the Form 8-K asking whether Blackman Kallick agreed by the statements made by the Company on the Form 8-K and, if not, stating the respect in which it does not agree. A copy of the letter furnished by Blackman Kallick in response to that request is filed as Exhibit 16.1 to the Form 8-K. On August 27, 2009, the Audit Committee also approved the engagement of Frank L. Sassetti & Company ("Sassetti & Company") as the Company's independent accountant to audit its financial statements for the fiscal year ended April 30, 2010 and to review its unaudited reports for the interim period

(b)	During the Fiscal Quarter ending July 31, 2009, there have
been no material changes to the procedures by which the security holders may recommend nominees to the Company's board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.


Item 6.  Exhibits.
         ---------

The following exhibits are filed as a part of this report:

      (2) Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

      (3)  Articles of Incorporation and By-laws<FNi>

      (4) Instruments defining rights of security holders, including indentures - none.

     (10)  Material Contracts - none.

     (11) Statement regarding computation of per share earnings-none.

     (15) Letter regarding unaudited interim financial information-none.

     (18) Letter regarding change in accounting principals-none.

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

____________________

     <FNi>	Incorporated by reference to a Registration Statement
filed on Form S-18 with the Securities and Exchange
Commission, 1933 Act Registration Number 2-38015C, under the
Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended and Restated By-Laws, to the Company's Current Statement on Form 8-K dated as of July
2, 2009 filed with the Securities and Exchange Commission.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date September 14, 2009		/s/ Fred K. Suzuki
                              ------------------------------------
                              Fred K. Suzuki
                              Chief Executive Officer, Chairman of
                              the Board, and President


Date September 14, 2009 	/s/ Laurence C. Mead
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

Dated: September 14, 2009

                                   /s/ Fred K. Suzuki
                                  ----------------------------
                                  Fred K. Suzuki
                                  Chairman of the Board, Chief
                                  Executive
                                  Officer and President

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

Dated: September 14, 2009


                             /s/ Laurence C. Mead
                             ---------------------
                             Laurence C. Mead
                             Vice President/Manufacturing and
                             Development, Chief Financial
                             Officer, and Chief Accounting Officer

                    EXHIBIT 32.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
  PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of July 31, 2009, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       ------------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer and President

Dated:  September 14, 2009

                          EXHIBIT 32.2

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
 PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of July 31, 2009, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       ------------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and
                       Development, Chief Financial Officer, and
                       Chief Accounting Officer


Dated: September 14, 2009