Form 10-Q
period 2009-10-31
BIOSYNERGY INC
filed 2009-12-15
CIK 715812

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

   For the quarterly period ended  October 31, 2009
                                   -----------------
   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
--

   For the transition period from __________ to ___________

   Commission file number     0 -12459
                           --------------

                            Biosynergy, Inc.
-----------------------------------------------------------------------
	(Exact name of registrant as specified in its charter)

         Illinois                               36-2880990
--------------------------------   ------------------------------------
(State or other jurisdiction 		(IRS Employer Identification No.)
of incorporation or organization)

        1940 East Devon Avenue, Elk Grove Village, Illinois  60007
------------------------------------------------------------------------
	(Address of principal executive offices)

                             847-956-0471
------------------------------------------------------------------------
	(Registrant's telephone number, including area code)

------------------------------------------------------------------------
Former name, former address and formal fiscal year, if changed since last report)

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

	Large accelerated filer
                               ---
	Accelerated filer
                               ---
	Non-accelerated filer
    (Do not check if a smaller ---
     reporting company)

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).       Yes   X  No
                                               ---     ---
APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.             Yes      No
                                    ---      ---
	APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,935,511

                           BIOSYNERGY, INC.

                  PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS
        ---------------------

                         Balance Sheets
---------------------------------------------------------------------------

                             ASSETS

                                                    October 31, 2009    April 30, 2009
                                                    ----------------    --------------
                                                         Unaudited          Audited
Current Assets
Cash							                 $318,119	     $285,395
Short-Term Investment				                  200,000           200,000
Accounts receivable, Trade (Net of                          152,499           150,033
          allowance for doubtful accounts of $500
          at October 31, 2009 and April 30, 2009)
Inventories                                                  91,178            81,299
Prepaid Expenses                            	             34,284            48,937
Interest Receivable	                                      1,578               541
                                                           --------          --------

Total Current Assets                                        797,658           766,205
                                                           --------          --------

Equipment and Leasehold Improvements
Equipment                                                   197,594           203,137
Leasehold improvements                                       20,022            20,022
                                                           --------          --------
                                                            217,616           223,159

Less accumulated depreciation
  and amortization                                         (191,749)         (188,793)
                                                           --------          --------
          Total Equipment and
            Leasehold Improvements, Net                      25,867            34,366
                                                           --------          --------
Other Assets
Patents less Accumulated Amortization                        15,410            15,938
 Pending Patents                      	                   98,259            85,282
 Deposits                                                     5,947             5,947
                                                           --------          --------
  	Total Other Assets					      119,616	      107,167
                                                           --------          --------
                                                           $943,141          $907,738
                                                           ========          ========


The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------
                Liabilities and Shareholders' Equity
                ------------------------------------

                                                   October 31, 2009    April 30, 2009
                                                   ----------------    --------------
                                                       Unaudited          Audited
                                                       ---------          -------
Current Liabilities
Accounts payable                       		            $14,988          $  9,454
Accrued compensation and payroll taxes                        8,327            19,995
Deferred rent                                                 4,713             5,733
Other accrued expenses              	                      462               468
Accrued vacation				                         24,456            17,855
                                                           --------          --------
Total Current Liabilities        	                         52,946            53,505
                                                           --------          --------
Deferred Income Taxes                                        13,019            13,019
                                                           --------          --------

Shareholders' Equity
     Common stock, No par value; 20,000,000
       authorized shares issued: 14,935,511
       Shares at October 31, 2009
       and at April 30, 2009 	                              660,988           660,988
Receivable from Affiliate				            (19,699)          (19,699)
Retained Earnings					                  235,887           199,925
                                                           --------          --------
Total Shareholders' Equity			                  877,176           841,214
                                                           --------          --------
                                				     $943,141          $907,738
                                                           ========          ========

The accompanying notes are an integral part of the financial statements.

                         Biosynergy, Inc.

                    Statements of Operations



                                                    Three Months Ended      Six Months Ended
                                                        October 31             October 31
                                                      2009      2008        2009       2008
                                                  ---------- ----------  ---------- ----------
Net Sales	                                        $262,705   $229,173    $545,768   $508,604
Cost of Sales                                         71,845     69,853     150,609    137,550
                                                  ---------- ----------  ---------- ----------
Gross Profit                                         190,860    159,320     395,159    371,054
                                                  ---------- ----------  ---------- ----------

Operating Expenses
     Marketing                                        32,210     31,341      69,194     59,539
     General and Administrative                       96,785     87,308     234,770    217,767
     Research and Development                         23,518     22,365      46,483     42,991
                                                  ---------- ----------  ---------- ----------

          Total Operating Expenses	                 152,513    141,014     350,447    320,297
                                                  ---------- ----------  ---------- ----------

Income from Operations                                38,347     18,306      44,712     50,757
                                                  ---------- ----------  ---------- ----------
Other Income
     Interest Income                                   1,415      2,539       2,833      4,895
     Other Income	                                       480        480         960        960
                                                  ---------- ----------  ---------- ----------

           Total Other Income	                         1,895      3,019       3,793      5,855
                                                  ---------- ----------  ---------- ----------

Net Income Before Income Taxes                       $40,242    $21,325     $48,505    $56,612

Provision for Income Taxes                            10,487      4,985      12,543     18,126
                                                  ---------- ----------  ---------- ----------
Net Income	                                         $29,755    $16,340     $35,962    $38,486

Net Income Per Common Stock -
     Basic and Diluted	                                   -          -           -	         -
                                                  ---------- ----------  ---------- ----------
Weighted-Average Common Stock
    Outstanding - Basic and Diluted	              14,935,511 14,935,511  14,935,511 14,935,511


The accompanying notes are an integral part of the financial statements.

                            BIOSYNERGY, INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY

                 SIX MONTHS ENDED OCTOBER 31, 2009

                            (Unaudited)



                             Common Stock         Receivable      Retained
                        Shares         Amount   from Affiliate    Earnings    Total
                       -----------   ---------  --------------    ---------  --------
Balance, May 1,2009     14,935,511    $660,988     $(19,699)      $199,925   $841,214


Net Income   	               -           -           -          35,962     35,962
                       -----------   ---------      ----------    ---------  --------
Balance, October 31,
   2009                 14,935,511    $660,988      $(19,699)     $235,887   $877,176
                       ===========   =========      =========     ========   ========




















The accompanying notes are an integral part of the financial statements.

                         BIOSYNERGY, INC.

                    STATEMENTS OF CASH FLOWS

                            Unaudited

                                                     Six Months Ended October 31,
                                                          2009           2008
                                                       ----------     ----------
Cash Flows from Operating Activities
  Net income                                              $35,962        $38,486
  Adjustments to reconcile net
   income to cash provided by (used in)
   operating activities
     Depreciation and amortization                          8,499          9,774
     Changes in assets and liabilities
       Accounts receivable                                 (2,466)        17,978
       Inventories                                         (9,879)       (22,432)
       Prepaid expenses                                    14,653         (7,265)
       Interest Receivable                                 (1,037)           333
       Accounts payable and accrued expenses                 (559)       (16,471)
                                                       ----------     ----------
         Total Adjustments                                  9,211        (18,083)
                                                       ----------     ----------

Net Cash Provided by Operating Activities	                 45,173         20,403
                                                       ----------     ----------

Cash Flow from Investing Activities
  Patents and Patents Pending                             (12,449)       (14,826)
  Purchase of Equipment	                                        -         (3,408)
                                                       ----------     ----------

Net Cash (Used in) Investing Activities                   (12,449)       (18,234)
                                                       ----------     ----------

Increase in Cash and Cash Equivalents                      32,724          2,169
                                                       ----------     ----------

Cash Beginning Period                                     285,395        281,123
                                                       ----------     ----------

Cash Ending Period                                       $318,119       $283,292
                                                       ==========     ==========



The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the April 30, 2009 Annual Report on Form 10-K of Biosynergy, Inc. (the Company). The results of operations for the six months ended October 31, 2009 are not necessarily indicative of the operating results for the full year.

The Company was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 94.21% of the sales during the quarter ending October 31, 2009. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------
The Company maintains cash and cash equivalents with major financial institutions. Cash and cash equivalents are maintained in demand accounts to minimize risks. Demand accounts and certificates of deposit are insured up to $250,000 as of October 31, 2009 and April 30, 2009 per depositor by the Federal Deposit Insurance Corporation. Balances in excess of insured amounts totaled $39,432 as of April 30, 2009 and $69,692 as of October 31, 2009. The Company has not experienced any loss on these accounts. The Company does not believe it is exposed to any significant risk on the uninsured amounts.

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

Income Per Common Share
-----------------------
Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. The Company has no outstanding options or other rights to acquire its unissued common shares.


Note 2 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments/Short Term Investments
----------------------------------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices.  Short-term investments have been categorized as held-to-
maturity and as a result are stated at cost, which approximates fair value.  Short-term investments consist of certificates of deposit, which mature within one year of October 31, 2009 and
April 30, 2009, respectively.  Based on the Company's analysis, the fair value of short term investments recorded on the balance sheet as of October 31, 2009 and April 30, 2009, approximates their carrying value.

Comprehensive Income
--------------------
Components of comprehensive income include amounts that are
included in the comprehensive income but are excluded from net income.  There were no significant differences between the
Company's net income and comprehensive income.

Income Taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes
currently due and deferred taxes related primarily to differences in the methods of accounting for patents, inventories, certain accrued expenses and bad debt expenses for financial and income tax purposes.  The deferred tax income taxes represent the future tax consequences of those differences, which will be taxable in the future.

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations although there are currently no ongoing tax examinations. Management's policy is to recognize interest and penalties related to uncertain tax positions in income tax expenses.

The provision for income taxes consists of the following components as of October 31:

<TABLE
                               2009      2008
                             -------   -------
       Current
               Federal        $8,905   $14,163
               State           3,638     3,963
                             -------   -------

Provision for Income Taxes   $12,543   $18,126
                             =======   =======

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                              Period Ended October 31,
                                                   2009       2008
                                                 --------  ---------
	U.S. federal statutory tax rate	         34.0%       34.0%
	State income tax expense, net of
	  Federal tax benefit	                      3.0         3.0
	Effect of graduated federal tax rates       (11.1)       (5.0)
                                                 --------  ---------
	Consolidated Effective Tax Rate              25.9%       32.0%


Subsequent Events
-----------------
The Company has evaluated subsequent events through December 15, 2009, the date it filed this quarterly report on form 10-Q with the SEC.

Recent Accounting Pronouncements
--------------------------------
In June 2009, the FASB issued SFAS No. 168, "The 'FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162", now ASC 105, "Generally Accepted Accounting Principles" (ASC
105). ASC 105 establishes the "FASB Accounting Standards Codification" ("Codification"), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. Rules and interpretive releases to the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. ASC 105 was adopted by the Company as of the interim period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, ASC 105 did not have an impact on the Company's financial statements. The only impact will be that any future references to authoritative accounting literature will be the new numbering system prescribed by the Codification.

In October 2009, the FASB issued ASC 605-25, "Revenue Recognition" (ASC 605-25). ASC 605-25 modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the "best estimate of selling price" in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specified objective evidence, (b) third-party evidence, or (c) estimates. In addition,
Note 2 - Summary of Significant Accounting Policies (Continued)

ASC 605-25 eliminates the residual method of allocation and significantly expands the disclosure requirements for such arrangements. ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is assessing the impact that ASC 605-25 will have on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133", now ASC 815, "Disclosure about Derivative Instruments and Hedging Activities" (ASC 815). ASC 815 changes the disclosure requirement for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted ASC 815 as of May 1, 2009. The Company's adoption of ASC 815 did not have any impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations", now ASC 805, "Business Combinations" (ASC 805). ASC 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The Company adopted ASC 805 May 1, 2009. The Company's adoption of this revision did not have any impact on the Company's financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, and amendment of ARB No. 51", now ASC 810, "Consolidation" (ASC 810). ASC 810 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. ASC 810 became effective for the Company May 1, 2009. The Company's adoption of ASC 810 did not have a significant impact on the Company's financial position or results of operations.

Short-Term Investments
----------------------
In April, 2009, the Company reinvested $100,000 in a one year certificate of deposit at an annual percentage yield of 2% with a maturity date of April 22, 2010. The Company also reinvested an additional $100,000 in a one year certificate of deposit at an annual percentage yield of 2.75% with a maturity date of February 23, 2010.


Note 3 - Inventories

Components of inventories are as follows:

                           April 30,     October 31,
                             2009          2009
                          ----------    ----------
Raw materials              $40,681        $37,687
Work-in-process             24,211         25,191
Finished goods              16,407         28,300
                          ----------    ----------
                           $81,299        $91,178

Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2009 and October 31, 2009:

                                          Stock of Affiliates
                                 -----------------------------------
                                               F.K. Suzuki
                                 Biosyerngy,  International Medlab
                                    Inc.           Inc.       Inc.
                                 -----------  ------------- -------

F.K. Suzuki International, Inc     30.1%             - %     100.0%
Fred K. Suzuki, Officer             4.1            35.6         -
Lauane C. Addis, Officer<F1>         .1              -          -
Jeanne S. Addis, Trustee              -              -          -
James F. Schembri, Director         8.6              -          -
Mary K. Friske, Officer              .3              .2         -
Laurence C. Mead, Officer            .4             4.0         -
Beverly K. Suzuki, Officer          2.7              -          -

------------

<F1> On October 21, 2009, Lauane C. Addis transferred all of his interest in F.K. Suzuki International, Inc. (FKSI) consisting of 31,423 shares of FKSI common stock to Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009. As of October 31, 2009 and April 30, 2009, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance has been reclassified as a contra equity account.

Note 6 - Major Customers

Shipments to one customer amounted to 37.16% of sales during the first six months of Fiscal 2010 compared to 37.49% during the comparative Fiscal 2009 period. As of October 31, 2009, there were outstanding accounts receivable from this customer of $80,265 compared to $62,520 at October 31, 2008. Shipments to another customer amounted to 20.9% of sales during the first six months of Fiscal 2010 and 19.09% of sales during the first six months of Fiscal 2009. As of October 31, 2009, there were outstanding accounts receivable from this customer of approximately $19,740 compared to $18,015 at October 31, 2008.





Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------


Net Sales/Revenues
------------------
For the three month period ending October 31, 2009 ("2nd Quarter"), the net sales increased 14.63%, or $33,532, and increased 7.3%, or $37,164 during the six month period ending October 31, 2009, as compared to net sales for the comparative periods ending in 2008. This increase in sales is primarily the result of an increase in the unit sales of HemoTempR, HemoTemp II and LabTemp 40. As of October 31, 2009, the Company had no back orders.

In addition to the above, the Company had $1,895 and $3,793 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the 2nd Quarter and the six month period ending October 31, 2009, respectively.

Costs and Expenses
------------------
                          General
                          -------

The operating expenses of the Company during the 2nd Quarter increased overall by 8.15%, or $11,499 and increased by 9.41%, or $30,150 for the six month period ending October 31, 2009, as compared to the same periods ending in 2008. These increases were primarily due to an increase in salaries, as well as an increase in medical insurance and legal fees.

                       Cost of Sales
                       -------------

The cost of sales during the 2nd Quarter increased by $1,992 and increased by $13,059 during the six month period ending October 31, 2009 as compared to the same periods ending in 2008. As a percentage of sales, the cost of sales were 27.35% during the 2nd Quarter and 30.48% for the comparative quarter ending in 2008; and 27.59% during the six month period ending October 31, 2009 compared to 27.04% in 2008. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

            Research and Development Expenses
            ---------------------------------

Research and Development costs increased $1,153, or 5.15%, during the 2nd Quarter as compared to the same quarter in 2008. These costs increased by $3,492, or 8.12%, during the six month period ending October 31, 2009 as compared to the same period in 2008. This increase is due to an increase in salaries, travel and medical insurance expenses during the period. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products and research intended to improve its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete its investigation and development of the bacteria retardant agents.


Marketing Expenses
------------------

Marketing expenses for the 2nd Quarter increased by $869, or 2.77%, as compared to the quarter ending October 31, 2008 and increased by $9,655, or 16.21%, during the six month period ending October 31, 2009 compared to the six-month period ending October 31, 2008. This overall increase was due to increases in product brochure expenses and increases in salaries, health insurance premiums and employer 401(k) plan contributions during the six month period ending October 31, 2009.

General and Administrative Expenses
-----------------------------------

General and administrative costs increased by $9,477, or 10.85%, in the 2nd Quarter, and increased by $17,003, or 7.8%, during the six month period ending October 31, 2009, as compared to the same periods in 2008. This overall increase was due primarily to increases in salaries, employer 401(k) plan contributions, health insurance premiums and accounting fees. Except for unforeseen extraordinary items, and increases to employee compensation associated with salaries and the Company's 401(k) plan and bonus plan, it is unlikely general and administrative expenses will materially change during Fiscal 2010.

Net Income
----------

The Company realized a net income of $29,755 during the 2nd Quarter as compared to a net income of $16,340 for the comparative quarter in the prior year. The Company also realized a net income of $35,962 for the six month period ending October 31, 2009 as compared to a net income of $38,486 during the same period in 2008. The overall decrease in net income is a result of an increase in operating costs and expenses described above.

Assets/Liabilities
------------------
                          General
                          -------

Since April 30, 2009, the Company's assets have increased by $35,403 and liabilities have decreased by $559. The increase in assets, primarily cash, pending patents and inventory, and decrease in liabilities, is due to the overall profitability of the Company since April 30, 2009.

                  Related Party Transactions
                  --------------------------

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2009 and April 30, 2009.
  This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Current Assets/Liabilities Ratio
--------------------------------

The ratio of current assets to current liabilities, 15.06 to 1, has increased compared to 14.32 to 1 at April 30, 2009 due to the overall profitability of the Company. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources
-------------------------------

During the six month period ending October 31, 2009, the Company experienced an increase in working capital of $32,012. This is primarily due to the Company's net income sustained during the six month period ending October 31, 2009.

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

The cash provided by operating activities was $45,173 during the six month period ending October 31, 2009. $12,449 was used for patent expenses during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide.
 There were no cash flows from financing activities during the six month period ending October 31, 2009.

As of October 31, 2009, the Company had $797,658 of current assets available. Of this amount, $34,284 was prepaid expenses, $91,178 was inventory, $152,499 was net trade receivables, $318,119 was cash, and $200,000 was short-term certificates of deposit. The Company's available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

The Company's significant accounting policies are disclosed in
Note 2 to the Financial Statements for the 2nd Quarter. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or used different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending October 31, 2009 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.


PART II - OTHER INFORMATION


Item 1.	Legal Proceedings.
            ------------------

As of the end of the Company's Fiscal Quarter ending October 31, 2009, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use or
            Proceeds.
            --------------------------------------------------

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.
            --------------------------------

(a)	As of the end of the Company's Fiscal Quarter ending
October 31, 2009, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)	As of the end of the Company's Fiscal Quarter ending
October 31, 2009, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4.	Submission of Matter to a Vote of Security Holders.
            ---------------------------------------------------

No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

Item 5.	Other Information.
            ------------------

(a)	The Company is not required to disclose any information in
this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending October 31, 2009, there
have been no material changes to the procedures by which the security holders may recommend nominees to the Company's board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.


Item 6.  Exhibits.
         ---------

The following exhibits are filed as a part of this report:

      (2) Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

      (3)     Articles of Incorporation and By-laws<Fi>

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

-----------------

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

Biosynergy, Inc.

Date December 15, 2009		/s/ Fred K. Suzuki
                              ------------------------------------
                              Fred K. Suzuki
                              Chief Executive Officer, Chairman of
                              the Board, and President


Date December 1, 2009         /s/ Laurence C. Mead
                              -------------------------------------
                              Laurence C. Mead
                              Vice President/Manufacturing and
                              Development, Chief Financial
                              Officer, and Chief Accounting Officer

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

Dated: December 15, 2009

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

Dated: December 15, 2009
                                  /s/ Laurence C. Mead
                                  ----------------------------
                                  Laurence C. Mead
                                  Vice President/Manufacturing
                                  and Development, Chief
                                  Financial Officer,
                                  and Chief Accounting Officer

                           EXHIBIT 32.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
      PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of October 31, 2009, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       -------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer and President

Dated:  December 15, 2009

                       EXHIBIT 32.2

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of October 31, 2009, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       --------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and
                       Development,
                       Chief Financial Officer, and Chief
                       Accounting Officer


Dated: December 15, 2009