Form 10-Q
period 2010-01-31
BIOSYNERGY INC
filed 2010-03-17
CIK 715812

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          January 31, 2010

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to ___________

     Commission file number 	             0 -12459

                          Biosynergy, Inc.
---------------------------------------------------------------------------
	(Exact name of small business issuer as specified in its charter)

             Illinois                           36-2880990
---------------------------------   ---------------------------------------
 (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)

1940 East Devon Avenue, Elk Grove Village, Illinois 60007
---------------------------------------------------------------------------
               (Address of principal executive offices)

                             847-956-0471
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

---------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   X   Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).     Yes     No
        ----    ----

Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  	           Accelerated filer
                        ---                                ---
Non-accelerated filer     (Do not check if a smaller reporting company)
                     ----
Smaller reporting company X
                         ----

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).      Yes	      X  No
                                             ----          ----
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.		 Yes	       No
                               -----        -----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2010: 14,935,511

                           BIOSYNERGY, INC.

                   PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Balance Sheets
------------------------------------------------------------------------

                            ASSETS

                                                    January 31, 2010  April 30, 2009
                                                    ----------------  --------------
                                                       Unaudited 	        Audited
                                                    ----------------  --------------
Current Assets
   Cash					                    $350,972	       $285,395
   Short-Term Investments		                     200,000	        200,000
   Accounts receivable, Trade (Net of                    122,712          150,033
        allowance for doubtful accounts of $500
        at January 31, 2010 and April 30, 2009)
   Inventories                                           115,296           81,299
   Prepaid Expenses        	                            30,802           48,937
   Interest Receivable		                             2,775              541
                                                        --------         --------
          Total Current Assets                           822,557          766,205
                                                        --------         --------
Equipment and Leasehold Improvements
   Equipment                                             199,399          203,137
   Leasehold improvements                                 20,022           20,022
                                                        --------         --------
                                                         219,421          223,159

   Less Accumulated Depreciation and Amortization	  (195,639)        (188,793)
                                                        --------         --------
          Total Equipment and
            Leasehold Improvements, Net	                23,782           34,366
                                                        --------         --------
Other Assets
   Patents less Accumulated Amortization                  15,146           15,938
   Pending Patents                     	               103,648           85,282
   Deposits                                                5,947            5,947
                                                        --------         --------
          Total Other Assets			               124,741	        107,167
                                                        --------         --------
                                                        $971,080         $907,738
                                                        ========         ========

The accompanying notes are an integral part of the condensed financial statements.

----------------------------------------------------------------------
                   Liabilities and Shareholders' Equity

                                                    January 31, 2010  April 30, 2009
                                                    ----------------  --------------
                                                       Unaudited 	        Audited
                                                    ----------------  --------------
Current Liabilities
   Accounts Payable                                      $14,049          $ 9,454
   Accrued Compensation and Payroll Taxes                 17,080           19,995
   Deferred Rent                                           4,203            5,733
   Income Taxes Payable				                 1,923                -
   Accrued Vacation					          14,594           17,855
   Other Accrued Expenses                                    463              468
                                                        --------         --------
           Total Current Liabilities                      52,312           53,505
                                                        --------         --------
Deferred Income Taxes                                     13,019           13,019
                                                        --------         --------

Shareholders' Equity
   Common stock, No Par Value; 20,000,000
      Authorized Shares Issued: 14,935,511
      Shares at January 31, 2010
      and at April 30, 2009 	                           660,988          660,988
   Receivable from Affiliate		                     (19,699)         (19,699)
   Retained Earnings				               264,460          199,925
                                                        --------         --------
           Total Shareholders' Equity	               905,749          841,214
                                                        --------         --------
                                                        $971,080         $907,738
                                                        ========         ========

The accompanying notes are an integral part of the condensed financial statements.

                           Biosynergy, Inc.

                      Statements of Operations
                             (unaudited)

-----------------------------------------------------------------------



                                       Three Months Ended   Nine Months Ended
                                           January 31            January 31
                                         2010       2009      2010       2009
                                    ---------- ---------- ---------- ----------
Net Sales                             $265,295   $248,904   $811,063   $757,508
Cost of Sales                           75,869     73,809    226,478    211,359
                                    ---------- ---------- ---------- ----------
Gross Profit                           189,426    175,095    584,585    546,149
                                    ---------- ---------- ---------- ----------
Operating Expenses
     Marketing                          37,353     35,966    106,547     95,505
     General and Administrative         88,423     85,242    323,193    303,009
     Research and Development           22,038     21,585     68,521     64,575
                                    ---------- ---------- ---------- ----------
          Total Operating Expenses     147,814    142,793    498,261    463,089
                                    ---------- ---------- ---------- ----------
Income from Operations                  41,612     32,302     86,324     83,060
                                    ---------- ---------- ---------- ----------
Other Income
     Interest Income                     1,386      2,173      4,219      7,068
     Other Income                          480        480      1,440      1,440
                                    ---------- ---------- ---------- ----------
           Total Other Income            1,866      2,653      5,659      8,508
                                    ---------- ---------- ---------- ----------
Net Income Before Income Taxes         $43,478    $34,955    $91,983    $91,568

Provision for Income Taxes              14,905      9,528     27,448     27,654
                                    ---------- ---------- ---------- ----------
Net Income                             $28,573    $25,427    $64,535    $63,914
                                    ---------- ---------- ---------- ----------

Net Income Per Common Share -
     Basic and Diluted                $      -   $      -   $      -   $      -
                                    ---------- ---------- ---------- ----------
Weighted-Average Shares of Common
     Stock Outstanding - Basic and
     Diluted                        14,935,511 14,935,511 14,935,511 14,935,511
                                    ---------- ---------- ---------- ----------


The accompanying notes are an integral part of the condensed financial statements.

                          BIOSYNERGY, INC.

                STATEMENT OF SHAREHOLDERS' EQUITY

               NINE MONTHS ENDED January 31, 2010

                            Unaudited


                             Common Stock         Receivable      Retained
                        Shares         Amount   from Affiliate    Earnings    Total
                       -----------   ---------  --------------    ---------  --------
Balance, May 1,2009     14,935,511    $660,988     $(19,699)      $199,925   $841,214


Net Income   	               -           -           -          64,535     64,535
                       -----------   ---------      ----------    ---------  --------
Balance, October 31,
   2009                 14,935,511    $660,988      $(19,699)     $264,460   $905,749
                       ===========   =========      =========     ========   ========



















The accompanying notes are an integral part of the condensed financial statements.

                         BIOSYNERGY, INC.

                    STATEMENTS OF CASH FLOWS

                            Unaudited

                                                    Nine Months Ended January 31,
                                                          2010           2009
                                                       ----------     ----------
Cash Flows from Operating Activities
  Net income                                              $64,535        $63,914
  Adjustments to reconcile net
   income to cash provided by (used in)
   operating activities
  Depreciation and amortization                            13,138         14,686
  Changes in assets and liabilities
       Accounts receivable                                 27,321         14,074
       Inventories                                        (33,997)       (16,054)
       Prepaid expenses                                    18,135        (20,653)
       Interest Receivable                                 (2,234)        (1,296)
       Accounts payable and accrued expenses               (1,193)       (40,411)
                                                       ----------     ----------
         Total Adjustments                                 21,170        (49,654)
                                                       ----------     ----------
Net Cash Provided by Operating Activities	                 85,705         14,260
                                                       ----------     ----------
Cash Flow from Investing Activities
       Patents and Patents Pending                        (18,366)       (14,826)
       Equipment and Leasehold Improvements                (1,762)        (3,408)
                                                       ----------     ----------

Net Cash Used in Investing Activities                     (20,128)       (18,234)
                                                       ----------     ----------
Increase (Decrease) in Cash and Cash Equivalents           65,577         (3,974)
                                                       ----------     ----------
Cash Beginning Period                                     285,395        281,123
                                                       ----------     ----------
Cash Ending Period                                       $350,972       $277,149
                                                       ==========     ==========



The accompanying notes are an integral part of the financial statements.

                         Biosynergy, Inc.

                   Notes to Financial Statements

       Three and Nine Months Ended January 31, 2010 and 2009
--------------------------------------------------------------------

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2009 Annual Report or Form 10-K. The results of operations for the nine months ended January 31, 2010 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 91.9% of the sales during the quarter ending January 31, 2010. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------
The Company maintains cash and cash equivalents with major financial institutions. Cash and cash equivalents are maintained in demand accounts to minimize risks. Demand accounts and certificates of deposit are insured up to $250,000 as of January 31, 2010 and April 30, 2009 per depositor by the Federal Deposit Insurance Corporation. Balances may exceed insured amounts The Company has not experienced any loss on these accounts. The Company does not believe it is exposed to any significant risk on the uninsured amounts.

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

                         Biosynergy, Inc.

                   Notes to Financial Statements

       Three and Nine Months Ended January 31, 2010 and 2009
--------------------------------------------------------------------

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

                         Biosynergy, Inc.

                   Notes to Financial Statements

       Three and Nine Months Ended January 31, 2010 and 2009
--------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments/Short Term Investments
----------------------------------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Short-term investments have been categorized as held-to-maturity and as a result are stated at cost, which approximates fair value. Short-term investments consist of certificates of deposit, which mature within one year of January 31, 2010 and April 30, 2009, respectively. Based on the Company's analysis, the fair value of short term investments approximates their carrying value.

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

The provision for income taxes consists of the following components as of January 31:


                              2010      2009
                            --------  --------
	Current
		Federal         $20,549   $21,244
		State             6,899     6,410
                            -------   -------
Provision for Income Taxes  $27,448   $27,654


                         Biosynergy, Inc.

                   Notes to Financial Statements

       Three and Nine Months Ended January 31, 2010 and 2009
--------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies (Continued)

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                              Period Ended January 31,
                                                   2010       2009
                                                 --------  ---------
	U.S. federal statutory tax rate	         34.0%       34.0%
	State income tax expense, net of
	  Federal tax benefit	                      3.0         3.0
	Effect of graduated federal tax rates        (7.2)       (6.8)
                                                 --------  ---------
	Consolidated Effective Tax Rate              29.8%       30.2%


Recent Accounting Pronouncements
---------------------------------
In June 2009, the FASB issued SFAS No. 168, "The 'FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162", now ASC 105, "Generally Accepted Accounting Principles" (ASC
105). ASC 105 establishes the "FASB Accounting Standards Codification" ("Codification"), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. Rules and interpretive releases to the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. ASC 105 was adopted by the Company as of the interim period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, ASC 105 did not have an impact on the Company's financial statements. The only impact will be that any future references to authoritative accounting literature will be the new numbering system prescribed by the Codification.

In October 2009, the FASB issued ASC 605-25, "Revenue Recognition" (ASC 605-25). ASC 605-25 modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the "best estimate of selling price" in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specified objective evidence, (b) third-party evidence, or (c) estimates. In addition, ASC 605-25 eliminates the residual method of allocation and significantly expands the disclosure requirements for such arrangements. ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is assessing the impact that ASC 605-25 will have on the Company's consolidated financial statements.

                         Biosynergy, Inc.

                   Notes to Financial Statements

       Three and Nine Months Ended January 31, 2010 and 2009
--------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies (Continued)

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

                         Biosynergy, Inc.

                   Notes to Financial Statements

       Three and Nine Months Ended January 31, 2010 and 2009
--------------------------------------------------------------------

Note 3 - Inventories

Components of inventories are as follows:

                    January 31,       April 30,
                      2010              2009
                    ----------       ----------
Raw materials       $ 48,109          $ 40,681
Work-in-process       30,763            24,211
Finished goods        36,424            16,407
                    --------          --------
                    $115,296           $81,299
                    ========          ========

Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2010:

                                          Stock of Affiliates
                                 -----------------------------------
                                               F.K. Suzuki
                                 Biosyerngy,  International Medlab
                                    Inc.          Inc.<F1>    Inc.
                                 -----------  ------------- -------

F.K. Suzuki International, Inc     30.1%             - %     100.0%
Fred K. Suzuki, Officer             4.1            35.6         -
Lauane C. Addis, Officer<F2>         .1              -          -
Jeanne S. Addis, Trustee              -              -          -
James F. Schembri, Director         8.6              -          -
Mary K. Friske, Officer              .3              .2         -
Laurence C. Mead, Officer            .4             4.0         -
Beverly K. Suzuki, Officer          2.7              -          -

------------

<F1> As of January 31, 2010 and April 30, 2009, $19,699 was due
from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company.
 The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

<F2> On October 21, 2009, Lauane C. Addis transferred all of his interest in F.K. Suzuki International, Inc. (FKSI) consisting of
31,423 shares of FKSI common stock to Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009.

                         Biosynergy, Inc.

                   Notes to Financial Statements

       Three and Nine Months Ended January 31, 2010 and 2009
--------------------------------------------------------------------

Note 6 - Major Customers

Shipments to one customer amounted to 35.61% of sales during the first nine months of Fiscal 2010 compared to 38.44% during the comparative Fiscal 2009 period. As of January 31, 2010, there were outstanding accounts receivable from this customer of $58,370 compared to $71,580 at January 31, 2009. Shipments to another customer amounted to 23.7% of sales during the first nine months of Fiscal 2010 and 18.04% of sales during the first nine months of Fiscal 2009. As of January 31, 2010, there were outstanding accounts receivable from this customer of approximately $25,205 compared to $16,450 at January 31, 2009.

Item 2.  Management's Discussion of Financial Condition and
         Results of Operations
         --------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending January 31, 2010 ("3rd Quarter"), the net sales increased 6.58%, or $16,391, and increased 7%, or $53,555, during the nine month period ending January 31, 2010, as compared to net sales for the comparative periods ending in 2009. This increase in sales is primarily the result of an increase in unit sales of HemoTemp<Registered> II, TempTrend<Registered>II, and HT2 Activat. In January 2010, there was an increase in the distributor price for the Company's products. This accounted for an increase in net sales of 2.57%, or $4,220, for the three month period ending
January 31, 2010.

In addition, during the 3rd Quarter the Company had $1,866 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party.

Costs and Expenses
------------------

                               General
                               -------

The operating expenses of the Company during the 3rd Quarter increased overall by 3.51%, or $5,021, as compared to the 3rd quarter in 2009 primarily due to an increase in salaries, 401(k) plan contributions and health insurance premiums. The operating expenses of the Company increased by 7.59%, or $35,172, for the nine month period ending January 31, 2010, primarily due to an increase in salaries, 401(k) plan contributions, health insurance premiums and accounting fees.

                            Cost of Sales
                            -------------

The cost of sales during the 3rd Quarter increased by $2,060, and increased by $15,119 during the nine month period ending January 31, 2010 as compared to these expenses during the same periods ending in 2009. Increases were primarily due to an increase in unit sales and increases in part time employee salaries, health insurance premiums, 401(k) plan contributions and payroll taxes.
 As a percentage of sales, the cost of sales were 28.59% during the 3rd Quarter and 29.65% for the comparative quarter ending in 2009, and 27.92% during the nine month period ending January 31, 2010 compared to 27.9% in 2009. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

                 Research and Development Expenses
                 ---------------------------------

Research and Development costs increased $453, or 2%, during the 3rd Quarter as compared to the same quarter in 2009. These costs increased by $3,946, or 6.1%, during the nine month period ending January 31, 2010 as compared to the same period in 2009. The overall increase in research and development is due primarily to an increase in employee 401(k) plan contributions and health insurance premiums. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of these products.

                         Marketing Expenses
                         ------------------

Marketing expenses for the 3rd Quarter increased by $1,387, or 3.85%, as compared to the quarter ending January 31, 2009. These costs increased by $11,042, or 11.56%, during the nine month period ending January 31, 2010 as compared to the same period in 2009. The increase is due to an increase in salaries, employee 401(k) plan contributions, health insurance premiums, entertainment and product promotion expenses.

                 General and Administrative Expenses
                 -----------------------------------

General and administrative costs for the 3rd Quarter increased by $3,181, or 3.73%, as compared to the 3rd quarter ending January 31, 2009, primarily due to increased salaries, health insurance premiums and office supplies. General and administrative costs increased by $20,184, or 6.66%, during the nine month period ending January 31, 2010, as compared to the same periods in 2009, primarily due to increased salaries, health insurance premiums, website design expenses, office supplies and accounting fees.

Net Income
----------

The Company realized a net income of $28,573 during the 3rd Quarter as compared to a net income of $25,427 for the comparative quarter in the prior year. The Company also realized a net income of $64,535 for the nine month period ending January 31, 2010 as compared to a net income of $63,914 during the same period in 2009. The increase in net income is a direct result of an increase in sales.

Assets/Liabilities
------------------

                               General
                               -------
Since April 30, 2009, the Company's assets have increased by $63,342 and liabilities have decreased by $1,193. The increase in assets, primarily cash and inventories, is a result of the Company's profit and an increase in the stock of raw materials and finished goods.

                     Related Party Transactions
                     --------------------------

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2010 and April 30, 2009. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Current Assets/Liabilities Ratio
--------------------------------

The ratio of current assets to current liabilities, 15.72 to 1, has increased compared to 14.32 to 1 at April 30, 2009. This increase in ratio of current asset to current liabilities is a result of net income realized by the Company. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources
-------------------------------

During the nine month period ending January 31, 2010, the Company experienced an increase in working capital of $57,545. This is primarily due to the Company's increase in inventories and cash, and a pay-down of current liabilities.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of finished inventory and raw materials to meet the delivery requirements of customers and thus, inventory represents a material portion of the Company's investment in current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its accounts receivable, based on past experience, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $85,705 during the nine month period ending January 31, 2010. An aggregate of $20,127 was used for equipment purchases and patent application expenditures and $1,193 used to pay down accounts payable, primarily accrued vacations, during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide.
 There were no cash flows from financing activities during the nine month period ending January 31, 2010.

As of January 31, 2010, the Company had $822,557 of current assets available. Of this amount, $30,802 was prepaid expenses, $115,296 was inventory, $122,712 was net trade receivables, $200,000 was invested in short-term certificates of deposit, and $350,972 was cash. The Company's available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

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

There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending January 31, 2010 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.


PART II - OTHER INFORMATION


Item 1.	Legal Proceedings.
            ------------------

As of the end of the Company's Fiscal Quarter ending January 31, 2010, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use or
            Proceeds.
            --------------------------------------------------

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.
            --------------------------------

(a)	As of the end of the Company's Fiscal Quarter ending
January 31, 2010, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)	As of the end of the Company's Fiscal Quarter ending
January 31, 2010, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
            ------------------

(a)	The Company is not required to disclose any information in
this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending January 31, 2010, there
have been no material changes to the procedures by which the security holders may recommend nominees to the Company's board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.



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

Biosynergy, Inc.

Date March 17, 2010		/s/ Fred K. Suzuki
                              ------------------------------------
                              Fred K. Suzuki
                              Chief Executive Officer, Chairman of
                              the Board, and President


Date March 17, 2010           /s/ Laurence C. Mead
                              -------------------------------------
                              Laurence C. Mead
                              Vice President/Manufacturing and
                              Development, Chief Financial
                              Officer, and Chief Accounting Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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



5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated: March 17, 2010

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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



5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated: March 17, 2010
                                  /s/ Laurence C. Mead
                                  ----------------------------
                                  Laurence C. Mead
                                  Vice President/Manufacturing
                                  and Development, Chief
                                  Financial Officer,
                                  and Chief Accounting Officer

                        EXHIBIT 32.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
 PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of January 31, 2010, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       -------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer and President

Dated:  March 17, 2010

                       EXHIBIT 32.2

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of January 31, 2010, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       --------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and
                       Development,
                       Chief Financial Officer, and Chief
                       Accounting Officer


Dated: March 17, 2010