Form 10-K
period 2010-04-30
BIOSYNERGY INC
filed 2010-07-22
CIK 715812

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended 4/30/10
                              ---------
                                  OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files.  Yes[ ]    No[ ]

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

Non-accelerated filer [ ]
(do not check if a smaller reporting company

Accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).  Yes[ ]   No[X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2010 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on July 21, 2010 was 14,935,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 15.


                            Part I
                          ----------

Item 1. Business.
        ---------

General Development of Business.
-------------------------------

Biosynergy, Inc. (the "Company") was incorporated as an Illinois corporation on February 9, 1976. The Company was formed primarily for the purpose of developing, manufacturing, and marketing products utilizing cholesteric liquid crystals. The Company presently manufactures and markets disposable medical, laboratory, and industrial thermometric and thermographic cholesteric liquid crystal devices. The Company also distributes a blood bank manufactured by a third party to specifications of the Company.

The Company did not enter into any agreements materially affecting its operations during Fiscal 2010. The Company experienced an increase in sales of $56,880 or 5.5% in Fiscal 2010. Sales of $1,090,198 in Fiscal 2010 were the highest in the Company's history. The Company realized an after income tax profit of $73,958 for Fiscal 2010 compared to an after income tax profit of $91,364 for Fiscal 2009. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company did not introduce any new products in Fiscal 2010.
The Company, however, continued its development and review of the proposed products described in "Thermographic and Thermometric Devices and Accessories" below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2010. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments.
---------------------------------------------
The Company's revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2010 and 2009. For a description of these products, see "Narrative Description of Business."

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

Thermographic and Thermometric Devices and Other Products.
---------------------------------------------------------
During the fiscal year ending April 30, 2010 the Company manufactured and marketed various medical, laboratory, and consumer thermometric and thermographic devices and accessories.
These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

1. The HemoTemp<Registered> Core Correlated Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-4 degrees Celsius, and not allowed to exceed 10 degrees Celsius. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTemp<Registered> BMD monitors the core temperature of a blood bag from 1-12 degrees Celsius, and replaces the impractical mercury thermometer susceptible to breakage. HemoTemp<Registered> BMD once attached to the blood bag is usable throughout the life of the blood.

2. HemoTemp<Registered> II Core Correlated BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 10-11 degrees Celsius. HemoTemp<Registered> II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 4 degrees Celsius. After being activated, the irreversible indicator remains blue colored for at least 72 hours if the blood is kept at 4 degrees Celsius, however, if the blood is warmed to a temperature of 10 degrees Celsius. or above, the indicator will lose its blue color much more rapidly or the indicator will change color; the nature and degree of the color change depend on the temperature of the sample and the time at each temperature. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9degrees Celsius. HemoTemp<Registered> II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

3. HemoTemp<Registered> II Activator is an electronic, portable block model heater developed to provide a reliable source of heat necessary to activate the Company's HemoTemp<REGISTERED> II BMD. The HemoTemp<REGISTERED> II Activator has a thermostatic control to permit precise setting and continuous control of temperatures in the range for activation of the Company's HemoTemp<REGISTERED> II BMD. This device is intended by the Company to be used with HemoTemp<REGISTERED> II BMD as a system for blood monitoring. This device is manufactured by another company to specifications set by the Company.

4. TempTrend<REGISTERED> Temperature Indicator ("TI") is primarily used to monitor the temperature of urine specimens collected for drug testing to detect fraudulent urine specimens. Most common forms of drug testing require a urine specimen. However, the test is valid only if a legitimate urine specimen is collected which has not been altered by the subject to mask a drug abuse problem. In order to eliminate altered or fraudulent urine specimens in tests on federal employees, federal government guidelines require that urine temperature be measured within four minutes of sample collection, and that the temperature be 90.5-98.9 degrees Fahrenheit. Temperature measurements taken with TempTrend<REGISTERED> TI are simply a matter of observing the color illuminated number and recording the temperature. TempTrend<REGISTERED> TI also provides a non-invasive method of monitoring the actual surface temperature trends of any body surface where temperature measurement is important, such as near joints in rheumatoid arthritis and to assess blood circulation.

5. TempTrend<REGISTERED> II Temperature Trend Device ("TTD") is a second generation temperature trend device which is correlated to internal body temperature and provides a non-invasive, readily visible means of monitoring changes in body temperature. TempTrend<REGISTERED> II TTD will reflect oral temperatures such as those taken by glass thermometers. TempTrend<REGISTERED> II TTD is used intraoperatively to warn of developing hyper or hypothermic conditions. The indicator can also be used for monitoring a patient's temperature during any type of transfusion procedure.

6. LabTemp<REGISTERED> 20, LabTemp<REGISTERED> 40 and LabTemp<REGISTERED> 60 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures.
LabTemp<REGISTERED> 20 STI indicates temperatures between 0-21 degrees Celsius, LabTemp<REGISTERED> 40 STI monitors temperatures between 19-
21 and 24-41 degrees Celsius, while LabTemp<REGISTERED> 60 STI measures temperatures between 41-61 degrees Celsius. These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

7. StaFreez<REGISTERED> Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20 degrees Celsius. Once the frozen product exceeds -20degrees Celsius, the liquid crystal indicator will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

8. Thermolyzer<TRADEMARK> Liquid Conductive Cooling/Heating Device is a small product for providing continuous heating or cooling of medical fluids which are administered to patients, particularly for patients undergoing intravenous fluid administration during surgery or post-operative recovery. The device does not use electricity for heating or cooling the medical fluids. The heating or cooling is accomplished by conduction, which is a process for transporting energy in a medium from one location to another without the involvement of any visible movement.

9. The Company also has the capability of manufacturing on an as needed basis, specialty products including devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the trade name FoodGarde<TRADEMARK> Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry.
The Company is not currently selling any such specialty products.

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

2. The Company is also investigating production methods for the bacteria growth retardant compound described in Paragraph 1 above. In this regard, the Company has developed certain proprietary technology related to the processing of these compounds. The Company has filed for one patent related to the processing and manufacture of bacteria growth retardant compounds for use in food and other products and one patent related to the use of such compounds (see "Patents and Trademarks").

3. The Company intends to market new irreversible time/temperature indicators which will be used as shipping labels, and in other forms, for the frozen food packaging industry (under the tradename FoodGarde<TRADEMARK>), the pharmaceutical industry, and for other industries requiring careful monitoring of refrigerated or frozen materials. The devices will have irreversible color changes at various temperatures determined to be critical by the end-user. Therefore, a purchaser, whether an individual consumer or a merchant, will be able to instantaneously determine the temperature history of the material. These products will generally be customized to meet the requirements of the customer. There are currently no contracts for development, manufacture or sale of any such irreversible time/temperature indicators.

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

Manufacturing.
-------------
The Company manufactures all of its products except for the HemoTemp<REGISTERED> II Activator. This product is manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company.
There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has thirty-four years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company's net sales in Fiscal 2010. During Fiscal 2010, Fisher Scientific Company ("Fisher") accounted for 35.36% of the Company's sales. Cardinal Health, Inc. ("Cardinal") accounted for 24.10% of Company sales during Fiscal 2010. Management believes distributors will continue to be an important part of the Company's sales and distribution system in the future.

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

On May 6, 2010, the Company filed for registered trademark protection on its Thermolyzer<TRADEMARK>. The application serial number is 85/032,117.

The Company has received registered trademark protection on all product names to date excepting Temp-D-Tek<TRADEMARK>, Tempa-Slide<TRADEMARK>, FoodGarde<TRADEMARK>, LaproVue<TRADEMARK> and Hemo-Cool<TRADEMARK>. The Company has retained, however, all the common law rights to the Temp-D-Tek<TRADEMARK>, Tempa-Slide<TRADEMARK>, FoodGarde<TRADEMARK>, LaproVue<TRADEMARK>, and Hemo-Cool<TRADEMARK> trademarks. Additional trademark registrations will be applied for as needed.

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

As of April 30, 2010, the Company had $834,621 of current assets available. Of this amount, $124,666 was inventory, $149,033 was net trade receivables, and $526,569 represented cash and short-term cash investments.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2011 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, the receivables of the Company are impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers.
---------------
Fisher, the Company's primary independent product distributor, was directly responsible for 35.36% of the Company's net sales during the fiscal year ending April 30, 2010. Cardinal, the Company's other primary distributor, accounted for 24.10% of the Company's net sales during the fiscal year ending April 30, 2010.
At April 30, 2010, Fisher owed the Company $78,225 and Cardinal owed $22,100. No other customers accounted for 10% or more of the Company's net sales during Fiscal 2009. Management believes the loss of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company.
Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs.
--------
The Company had no backorders at April 30, 2010 or April 30, 2009.

Government Contracts.
--------------------
The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government entity.

Competition.
-----------
The Company has no known commercial competitors of its blood monitoring devices using liquid crystal technology. The Company's HEMOTEMP<REGISTERED> II BMD (blood bag temperature monitor) competes in the medical market against several functionally similar products. Management of the Company believes that HEMOTEMP<REGISTERED> II BMD is superior because it provides an irreversible monitor with a reversible monitor to warn the user that blood is approaching an unsafe temperature. There are no known commercial competitors of the Company's HemoTemp<REGISTERED> II Activator.

In the area of laboratory temperature monitoring, a known competitor supplies RLC reversible and TL irreversible temperature indicators. In the area of a food or drink safety indicator, there is no competition known to the Company that utilizes liquid crystal technology. The Company believes that the frozen food industry presently uses primarily physical and organoleptic evaluation (e.g. evaluation of softness, texture, aroma, taste, and the like), as well as mercury thermometers and temperature sensitive inks to monitor freshness. Labels containing wax encapsulated dyes with specific low melting points and capillary action products are produced by several other companies.

The Company's TempTrend<REGISTERED> II competes in the medical market against products produced by several other companies. The
Company's TempTrend<REGISTERED> competes in the drug testing market, specifically for monitoring the temperature of urine samples, with several other companies utilizing liquid crystal and non-liquid crystal technology.

A number of other companies are only involved in the manufacture of liquid crystal raw materials and do not directly compete with the Company for sale of medical, industrial or consumer products. Mercury and electronic thermometers are used in several competitive applications. They are generally more costly, non-disposable or not usable in most applications where liquid crystal thermometry and temperature indicators are utilized.

Many of the Company's competitors may have greater financial and other resources than the Company. The Company's ability to compete depends on its ability to design, manufacture and sell high quality products as well as its ability to develop new products and functionality that meet evolving customer requirements.

Research and Development.
------------------------
During Fiscal 2010 and 2009, the Company spent $96,884 and $90,572, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Information About Foreign and Domestic Operations and Export
Sales.
------------------------------------------------------------
The Company had export sales of $32,790 during the last fiscal year, and export sales of $45,990 during the fiscal year ending in 2009. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Environmental Protection Expenditures.
-------------------------------------
The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2011.

Employees.
---------
The Company presently has four full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), and three Vice
Presidents. The Company also has several part-time employees in the production department when needed.

Website.
-------
The Company maintains a Website at www.biosynergyinc.com.
The Company makes available on its Website free of charge its annual report on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)). The Company will provide electronic or paper copies of its filings free of charge upon request.

Reports to Shareholders.
-----------------------
The Company is not required to deliver annual reports to
its shareholders.  Historically, the Company
has not delivered annual reports to its shareholders and does not intend to do so this year. However, all written material filed with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission's Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. Such information may also be obtained from the Public Reference Room by calling 1-800-SEC-0330 or by visiting the Securities and Exchange Commission's internet site at www.sec.gov. You may obtain copies of this Annual Report and other reports filed with the Securities and Exchange Commission by contacting the Company at 1940 East Devon Avenue, Elk Grove Village, Illinois 60007,
telephone number 847-956-0471.   See also "Website" above.


Item 2. Properties.
        ----------

The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove
Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party. The lease for these facilities expires on April 30, 2015.

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


Item 4. (Removed and Reserved).
         --------------------


                           PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
        ----------------------------------------------------------

Market Information.
------------------
Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock.

Holders.
-------
As of April 30, 2010, there were approximately 791 shareholders of record of the Company's common stock.

Dividends.
---------
The Company has never declared any dividends and does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

Common Stock for Issuance Under Equity Compensation Plans. As of April 30, 2010, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.


Item 6.  Selected Financial Data.
         -----------------------

The registrant is not required to furnish any information in this Item.


Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.
         -------------------------------------------------

Net Sales.
---------
Net sales for the fiscal year ending April 30, 2010 were $56,880, or 5.5%, higher than the previous fiscal year.
The increase in sales during Fiscal 2010 was primarily due to increased sales of the Company's HemoTemp<REGISTERED> II blood temperature indicators. The Company experienced an increase of $51,745, or 5.39%, in sales of its HemoTemp<REGISTERED> II product in Fiscal 2010 as compared to Fiscal 2009. The increase in net sales of the HemoTemp<REGISTERED> II product is a result of price increases as well as an increase in unit sales volume during Fiscal 2010.

Other Revenues.
--------------
Interest income for Fiscal 2010 was $3,702 less than fiscal 2009 due to a decrease in the interest rate paid on investments of available cash. At April 30, 2010, the Company had invested $100,000 in a certificate of deposit dated April 22, 2010, with a maturity date of January 22, 2011, at an interest rate of .5% APY. During Fiscal 2010, the Company maintained a money market account which received an interest rate between .25% and .52% APY. The Company also realized $1,920 in miscellaneous income from subleasing a portion of the Company's storage space during Fiscal 2010.

Costs and Expenses.
------------------
Overall operating costs and expenses for the fiscal year ending April 30, 2010 increased by $41,321 compared to the fiscal year ending in 2009. The increase in operating costs and expenses for Fiscal 2010 was generally related to expenses incurred as the result of increased accounting and employee expenses. With the exception of the above expenses, the overhead of the Company has remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales.
-------------
As a percentage of net sales, the cost of sales was 28.86% for the fiscal year ending April 30, 2010 and 27.57% for the fiscal year ending April 30, 2009. This increase in cost of sales as a percentage of net sales is primarily due to increases in employee expenses during the comparative time periods. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses.
---------------------------------
Research and development expenses increased during the fiscal year ending in 2010 by $6,312 or 7%, as compared to the fiscal year ending in 2009. The overall increase from Fiscal 2009 is due to increases in employee costs and supplies. The
Company is investigating several new products including certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. These development expenses have remained substantially constant for the past three years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.
See "Narrative Description of Business - Products Under Development."

Marketing Expenses.
------------------
The Company's marketing expenses were $152,968 in 2010 as compared to $138,918 for the fiscal year ending in 2009. The increase for Fiscal 2010 was primarily due to an increase in product advertising costs, travel and employee salaries. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth.

General and Administrative Expenses.
-----------------------------------
The Company's general and administrative costs increased by $20,959 as compared to the 2009 fiscal year. The increase was primarily the result of increases in accounting fees, employee costs general maintenance costs, and offset by a decrease in legal fees. Except for unforeseen extraordinary items, increases to employee compensation associated with the Company's 401(k) plan and formal bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2011.

Net Income/Loss.
----------------
The Company experienced a net after-tax profit of $73,958 for Fiscal 2010 as compared to a net after-tax profit of $91,364 for Fiscal 2009. The overall decrease in profitability of the Company is due to increased expenses during Fiscal 2010. See discussion of various expenses above.

Assets.
------
Since April 30, 2009, the Company's assets have increased by $75,950. This increase is primarily due to increased cash resulting from the Company's profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also "Related Party Transactions" below.

Related Party Transactions.
--------------------------
The Company was owed $19,699 by F.K. Suzuki International,
Inc. ("FKSI"), an affiliate, at April 30, 2010 and 2009 in connection with past shared common expenses. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business.
See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2010, the Company paid $41,813 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

On October 21, 2009, Lauane C. Addis transferred all of his interest in F.K. Suzuki International, Inc. (FKSI) consisting of 31,423 shares of FKSI Common Stock to Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated September 1, 2009. FKSI owns 4,497,146 shares of the Company's Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Liabilities.
-----------
The Company's current liabilities have decreased
by $2,761 since April 30, 2009. This decrease is primarily due to reduced number of vacation days earned but not paid as of April 30, 2010 as compared to the fiscal year ended April 30,
2009 and ordinary fluctuations in operations.   The decrease
does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio.
--------------------------------
The ratio of current assets to current liabilities, 16.45 to 1, has increased from 14.32 to 1 at April 30, 2009. The increase in ratio of current assets to current liabilities is a result of recent net income realized by the Company, and is reflective of a decrease in current payables. In order to maintain the Company's asset/liability ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources.
-------------------------------
During the fiscal year ending April 30, 2010, the Company had an increase in net working capital of $71,177. The increase in net working capital is primarily due to the Company's realizing a profit in Fiscal 2010.

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

Cash provided by operating activities was $59,946 during Fiscal 2010. Cash provided by operating activities was $21,449 during Fiscal 2009. An aggregate of $81,228 was also provided by redemption of the Company's short term investments, equipment purchases/disposal and capitalized patent costs during Fiscal 2010. Except for operating capital, limited equipment purchases/disposal, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2010, the Company had $834,621 of current assets available. Of this amount, $34,342 was prepaid expenses, $124,666 was inventory, $149,033 was net trade receivables, and $526,569 was cash and short term investments. The Company's cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Effects of Inflation.
--------------------
With the exception of inventory, labor
costs and product sales prices increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect on the Company's revenues or income in the foreseeable future.

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

The Company's significant accounting policies are disclosed in
Note 2 to the Financial Statements for the year ending April 30, 2010. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Hierarchy of Generally Accepted Accounting Principles - In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, "The 'FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162", now ASC 105, "Generally Accepted Accounting Principles" (ASC 105). ASC 105 establishes the "FASB Accounting Standards Codification" ("Codification"), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. Rules and interpretive releases to the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. ASC 105 was adopted by the Company as of the interim period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, ASC 105 did not have an impact on the Company's financial statements. The only impact will be that any future references to authoritative accounting literature will be the new numbering system prescribed by the Codification.

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

Fair Value of Assets, Liabilities and Expenditures - In September 2006, FASB issued SFAS 157, "Fair Value Measurements", now ASC 820, "Fair Value Measurements and Disclosures" (ASC
820). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
ASC 820 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset of liability. ASC 820 became effective for the Company beginning in fiscal year 2009. The Company's adoption of ASC 820 did not have a significant effect on the Company's financial position or results of operations.

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

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
         ------------------------------------------------

The Company retained the services of Blackman Kallick, LLP to audit the Company's annual financial statements as of April 30, 2009, and to review the Company's quarterly statements during Fiscal 2009. On August 27, 2009, the Company dismissed Blackman Kallick, LLP and hired the services of Frank L. Sassetti & Co. to audit the Company's annual financial statements as of April 30, 2010, and to review the Company's quarterly statements during Fiscal 2010. The Company changed accounting firms after the preparation of April 30, 2009 financial statements. There have been no disagreements with the Company's accountants regarding accounting matters or financial disclosure.


Item 9A.  Controls and Procedures.
          -----------------------

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

(3) Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness as of the end of the Company's fiscal year ending April 30, 2010 of the Company's internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Accounting Officer conclude that the Company's internal control over financial reporting is effective.

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

(b) There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending April 30, 2010 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.


Item 9B.   Other Information.
           -----------------

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

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

The executive officers and directors of the Company are:

                                                          Served in Office
Name                  Age     Positions with Company      Since
--------------------  -----   --------------------------  -----------------

Fred K. Suzuki        80      President, Chief            February, 1976<F1>
                              Executive Officer,
                              Director of Research and
                              Development,
                              Director of Marketing
                              and Sales, and Chairman
                              of the Board of Directors

Mary K. Friske        50      Vice President -            September, 1993
                              Administration,
                              Manager of Sales

Laurence Mead         48      Vice President -            April, 1994
                              Manufacturing and
                              Development, Chief
                              Operating Officer, Chief
                              Financial Officer, Chief
                              Accounting Officer, and
                              Treasurer and
                              Manager of Product
                              Development

Beverly R. Suzuki     75      Vice President - Customer   June, 2005
                              Service

Lauane C. Addis       54      Corporate Counsel,          February, 1984
                              Secretary and               December, 1985
                              Director                    February, 1987

James F. Schembri     75      Director                    November, 1990
------------------------------

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

LAUANE C. ADDIS, Secretary and Director. Mr. Addis is currently a member of the law firm Stahl Cowen Crowley Addis LLC, Chicago, Illinois. Mr. Addis served the Company from February, 1984 to December, 1985 as its Vice President - Finance and Chief Financial Officer. From December, 1985 thru June, 1991, Mr. Addis also served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company. Mr. Addis is the Secretary FKSI, an affiliate of the Company. Mr. Addis is also a member of the board of directors of Northwest Suburban Day Care Center, a non-profit organization which provides child day care services for low-income and indigent persons. Mr. Addis graduated from Andrews University with a B.A. in History and Business Administration in June, 1978. He received his Doctor of Jurisprudence from Baylor University in 1981 and his Master of Laws in Taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado, Illinois and Texas Bar Associations.

JAMES F. SCHEMBRI, Director. Mr. Schembri was elected to the Board of Directors on November 15, 1990. Mr. Schembri is the founder and President of Schembri & Associates (formerly Automatic Controls Company). This company was a manufacturer's representative with offices in Michigan, Ohio and Kentucky. Mr. Schembri is one of the founders and President of Fenton Systems, Inc., Goodrich, Michigan. In addition to these activities, Mr. Schembri is founder and President of Wickfield Leasing Company. Both Schembri & Associates and Wickfield Leasing Company are involved in public and private investments. Mr. Schembri also served as a director of Stevia until its dissolution on April 16, 1999. Mr. Schembri received his Bachelor of Science Degree in Mechanical Engineering from the University of Detroit in June, 1957.

Section 16(a) Beneficial Ownership Reporting Compliance.
-------------------------------------------------------
On October 22, 2009, the Company received a Form 4 from Lauane C. Addis indicating that he transferred by gift all of his Common Stock of F.K. Suzuki International, Inc. ("FKSI"), consisting of 31,423 shares of FKSI Common Stock to Jeanne S. Addis, as
Trustee of the Addis Family Equity Trust dated September 1,
2009. On the same date, Mrs. Addis delivered a Form 3 to the Company indicating that she, in her capacity as Trustee of the Addis Family Equity Trust dated September 1, 2009, had become the beneficial owner of 31,423 shares of FKSI Common Stock.
FKSI owns 4,497,146 shares, or 30.11% of the Company's Common Stock. The Company did not receive any other reports during Fiscal 2010 required to be filed by a director, officer or beneficial owner of more than 10% of the Company's common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company's common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2010.

Audit Committee.
---------------
The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principals and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Audit Committee also meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The Audit Committee also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual consolidated financial statements, review the unaudited quarterly financial statements of the Company, and perform other services for the Company. The Audit Committee arranges with such auditors the scope of the audit to be undertaken by them and any other services to be provided. The Audit Committee currently has one member, James
F. Schembri, a director of the Company. The Board of Directors has determined that Mr. Schembri is a financial expert as a result of Mr. Schembri's experience described under "Business Experience" above. Mr. Schembri is an independent director as defined in Rule 407of Regulation SK.

Audit Committee Charter.
-----------------------
The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is available without charge upon request delivered to the Company at its principal executive offices.

Code of Ethics.
--------------
The Company has adopted a Code of Ethics which applies to all officers of the Company. A copy of the Company's Code of Ethics was filed with the Company's Annual Report on Form 10-K for Fiscal 2009 as
Exhibit 14 and is incorporated in this Report by reference.

Item 11. Executive Compensation.
         -----------------------

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2010 and 2009 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

Summary Compensation Table:

                                                                      Non-Equity     Nonqualified
                                                                      Incentive Plan Deferred     All Other
                                                       Stock   Option Compensation   Compensation Compensation
                                     Salary    Bonus   Awards  Awards     <F2>       Earnings      <F1>        Total
Name and Principal Position   Year     $         $       $       $         $              $            $          $
---------------------------   ----  --------  ------- ------- ------- -------------- ------------ ------------ --------
Fred K. Suzuki,
President, Chairman of
the Board, and Chief
Executive Officer             2010  $120,150  $ 3,750    -       -      $ 5,983            -       $14,035     $143,918

                              2009  $117,791   $2,880    -       -      $ 5,204            -       $16,754     $142,629


Laurence C. Mead, Chief
Operating Officer, Chief
Financial Officer, Vice
President/Manufacturing
and Development Chief
Accounting Officer,
Treasurer and
Manager of Product
Development                   2010  $105,012   $3,750    -       -      $ 5,228            -       $12,600     $126,590

                              2009  $102,018   $2,880    -       -      $ 4,508            -       $ 8,380     $117,786

------------------------------

<F1> Amounts represent Company's match portion of 401(k)
contribution.

<F2> No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $11,535 and $14,254 in lieu of accrued vacation for Fiscal 2010 and 2009 respectively. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2010 and 2009. Mr. Mead also received $10,100 and $5,880 in lieu of accrued vacation for Fiscal 2010 and 2009, respecrtively.



Stock Options.
-------------
The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2010, and no such stock options were outstanding as of April 30, 2010.

Directors Compensation.
----------------------
The directors' compensation is determined by the Company's Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2010.

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
Secretary

Laurence C. Mead, Director, Chief
Operating Officer, Chief Financial
Officer, Vice-President
Manufacturing and Development,
Chief Accounting Officer,
Treasurer and Manager of
Product Development<F1>                   $2,500          $2,500

------------------------

<F1>	Does not include compensation received as an officer
of the Company. See also "Summary Compensation Table" above for more information.



All officers and directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business.
See "Certain Relationships and Related Party Transactions."

The Company's 401(k) retirement plan provides for the Company to match participant contributions up to 5% of the participant's compensation. Management of the Company believes it is important to provide a retirement plan for the benefit of its employees to retain key employees and provide its employees with retirement benefits.

Compensation Committee.
----------------------
The Company has a Compensation Committee of its Board of Directors. The Compensation Committee makes all decisions concerning the compensation of the officers and directors of the Company, including, but not limited to, the granting of options to acquire common stock of the Company.

Compensation Committee Interlocks and Insider Participation.
-----------------------------------------------------------
The members of the Company's Board of Directors serving as the Compensation Committee are set forth in the preceding section. During the most recent fiscal year, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served either on our Compensation Committee or on our board of directors.

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

Performance of the Compensation Committee.
-----------------------------------------
The Compensation Committee of the Company's Board of Directors has reviewed its performance during the fiscal year ending April 30,
2010 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter.  The Compensation
Committee has adopted a bonus program for all executive officers of the Company based on Company profitability.  In the
aggregate, $25,000 in bonuses was paid or accrued during fiscal
year ended April 30, 2010 to four executive officers.   Under
the bonus program, as Company profitability improves, the bonus payouts will increase. The distribution of the bonus payouts under the bonus program is determined with consultation from the Company's CEO.

Compensation Committee Report.
-----------------------------
The Compensation Committee of the Company's Board of Directors has reviewed and discussed the Compensation Discussion and Analysis presented above with management and, based on that review and discussion, has recommended to the Company's Board of Directors that the Compensation Discussion and Analysis be included in this Annual
Report on Form 10-K.

The current members of the Compensation Committee are James F.
Schembri, director of the Company, and Lauane C. Addis, director and Secretary of the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.
          ---------------------------------------------------

The following table sets forth information as of April 30, 2010, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

                                          Amount and Nature
                 Name and Address         of Beneficial       Percent of
Title of Class   of Beneficial Owner      Ownership           Class
--------------   -----------------------  ------------------  ----------
Common Stock     Fred K. Suzuki           5,526,146 shares     37.00%
                 710 S. Kennicott         of record and
                 Arlington Heights,       beneficial<F1>
                 Illinois 60005

Common Stock     F.K. Suzuki Inter-       4,497,146 shares     30.11%
                 national, Inc.           record and bene-
                 1940 E. Devon Ave.       ficial
                 Elk Grove Village, IL
                 60007

Common Stock     Lauane C. Addis          9,000 shares           .06%
                 1819 Orleans Circle      record and bene-
                 Elk Grove Village, IL    ficial<F2>
                 60007

Common Stock     Jeanne S. Addis,         4,497,146 shares     30.11%
                 Trustee of the Addis     record and bene-
                 Family Equity Trust      ficial<F3>
                 dated September 1,
                 2009
                 1819 Orleans Circle
                 Elk Grove Village, IL
                 60007

Common Stock     James F. Schembri        1,291,500 shares      8.65%
                 3565 Port Cove Dr. #73   of record and
                 Waterford, MI 48328      beneficial<F4>

Common Stock     Mary K. Friske           41,000 shares of       .27%
                 940 Bradley Court        record and
                 Palatine, IL 60074       beneficial<F5>

Common Stock     Laurence C. Mead         61,250 shares of       .41%
                 1151 Warwick Cir. North  record and
                 Hoffman Estates IL       beneficial<F6>
                 60169

Common Stock     Beverly R. Suzuki        820,000 shares of     5.49%
                 710 S. Kennicott         record and
                 Arlington Heights IL     beneficial<F7>
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

<F2> Lauane C. Addis personally owns 9,000 shares of the
outstanding Common Stock of the Company.  On October 21, 2009,
Mr. Addis transferred all of his interest in F.K. Suzuki
International, Inc. (FKSI), consisting of 31,423 shares of FKSI
Common Stock, to Jeanne S. Addis, as Trustee of the Addis Family
Equity Trust dated September 1, 2009.

<F3> Jeanne S. Addis, as Trustee of the Addis Family Equity
Trust dated September 1, 2009, owns 31.1% of the outstanding Common Stock of FKSI, which owns 30.11% of the Common Stock of the Company. Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares owned by FKSI.

<F4> Included in the shares owned by James F. Schembri are
66,000 shares in Mr. Schembri's individual retirement account for the benefit of Mr. Schembri.

<F5> In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 200 shares, or approximately .2%, of the outstanding common stock of FKSI, which owns 30.11% of the common stock of the Company.

<F6> In addition to the common stock of the Company owned by
Laurence C. Mead, he also owns 4,000 shares, or approximately
4%, of the outstanding common stock of FKSI, which owns 30.11% of the common stock of the Company.

<F7> Beverly R. Suzuki is deemed to be a beneficial owner by reason of voting and disposition control of 820,000 shares owned by her and Fred K. Suzuki as joint tenants.

Changes in Control.
------------------
The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company. Except for the transfer of Mr. Addis of his 31,423 shares of FKSI Common Stock described in footnote 2 above, there has not been a change in the control of the Company during the last fiscal year.


Item 13.  Certain Relationships and Related Transactions, and
          Director Independence.
          ----------------------------------------------------

At April 30, 2010, F.K. Suzuki International, Inc. ("FKSI") owed $19,699 to the Company in connection with past shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI's capital in the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2010, the Company paid $41,813 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

Jim Schembri is the sole independent director under the independence standards applicable to the Company's board of directors and the sole independent member of the board's compensation and audit committees under the independence standards applicable to such committees.

In determining whether a director is an independent director of the Company's board or directors, or an independent member of the board's audit and compensation committees, the Company uses the determination of "independence" promulgated by the New York Stock Exchange. While the Company applies the New York Stock Exchange's standards for purposes of determination of "independence", the Company does not apply the New York Stock Exchange's or any other exchange's requirements with respect to the number or proportion of independent directors required to be a part of the Company's board or directors.


Item 14.  Principal Accounting Fees and Services.
          --------------------------------------

Frank L. Sassetti & Co. served as independent auditors for the fiscal year ended April 30, 2010, and it has acted as auditors for the Company since August 29, 2009. Blackman Kallick, LLC served as independent auditors for the fiscal year ended April 30, 2009, and acted as auditors for the Company from May 1, 2002 to August 29, 2009.

Audit Fees.
----------
Fees billed by Frank L. Sassetti & Co. totaled
$13,335 for year ended April 30, 2010. This amount includes fees for the reviews of all the Company's quarterly reports filed by the Company with the SEC for Fiscal 2010. Fees billed by Blackman Kallick, LLP totaled $39,648 for year ended April 30, 2010. This amount includes fees for the annual audit for the fiscal year ending April 30, 2009. Fees billed by Blackman Kallick, LLP totaled $47,510 for year ended April 30, 2009. This amount includes fees for the annual audit for the fiscal year ending April 30, 2008 and reviews of all the Company's quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2009.

Audit-Related Fees.
------------------
Frank L. Sassetti & Co. and Blackman Kallick, LLP did not bill any fees for professional services described in paragraph 9(e)(2)
 of Schedule 14A during the past two fiscal years.

Tax Fees.
--------
During the fiscal year ending April 30, 2010, Frank
L. Sassetti & Co. did not bill the Company for professional fees related to tax services rendered to the Company. During the fiscal year ending April 30, 2010, Blackman Kallick, LLP billed the Company $5,018 for professional fees related to tax services rendered to the Company. Blackman Kallick, LLP billed the Company $4,063 for professional fees related to tax services during the fiscal year ending April 30, 2009.

All Other Fees.
--------------
Frank L. Sassetti & Co. and Blackman Kallick, LLP did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review.
----------------------
The Company's Audit Committee is required to approve all non-audit services to be performed by the Company's auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company's fiscal year ending April 30, 2010 and April 30, 2009 was compatible with maintaining the independence of the Company's auditors. The Audit Committee has made a determination that the independence of Frank L. Sassetti & Co.
and of Blackman Kallick, LLP will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2010 and April 30, 2009, respectively.

Item 15.  Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

        Balance sheets for the fiscal years ending April 30, 2010 and 2009.

        Statements of income for the fiscal years ending April
        30, 2010 and 2009.

        Statements of Shareholders' Equity for the fiscal years
        April 30, 2010 and 2009.

        Statements of Cash Flows for fiscal years ending
        April 30, 2010 and 2009.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

        No financial schedules for the fiscal years ending April
        30, 2010 and 2009 are submitted.

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

              b.   Amended and Restated By-Laws<F2>

     4.	Instruments Defining the Rights of Security Holders,
Including Indentures - none.

     9.   Voting Trust Agreements - none.

     10.  Material Contracts - none.

     11.  Statement Regarding Computation of Earnings Per Share
- none.

     13. Annual or Quarterly Reports to Security Holders - none.

     14.  Code of Ethics.

(a) Amended and Restated Code of Ethics of Biosynergy, Inc., adopted as of June 30, 2009<F3>

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

<F2> Incorporated by reference to the Company's Current Report filed on Form 8-K with the Securities and Exchange Commission as of July 2, 2009.

<F3>  Incorporated by reference to the Company's Annual Report for the fiscal year ending April 30, 2009 filed on Form 10-K with the Securities and Exchange Commission.


(b) Reports on Form 8K. No current reports on Form 8K were filed or were required to be filed during the last quarter covered by this report.




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:  BIOSYNERGY, INC.


/s/ Fred K. Suzuki /s/                      July 21, 2010
-------------------------------------       -------------
Fred K. Suzuki, Chairman of the                 Date
Board, Chief Executive
Officer and President







Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Fred K. Suzuki /s/                       July 21, 2010
-------------------------------------        ------------
Fred K. Suzuki, Chairman of the                 Date
Board of Directors, Chief Executive
Officer, President and Treasurer


/s/ Lauane C. Addis /s/                      July 21, 2010
-------------------------------------        ------------
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


Dated: July 21, 2010


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


Dated: July 21, 2010


/s/ Laurence C. Mead /s/
-----------------------------------------------------
Laurence C. Mead
Vice President/Manufacturing and Development,
Chief Financial Officer, and Chief Accounting Officer

                      Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-K for the year ending April 30, 2010, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2010, and for the period then ended.

Biosynergy, Inc.


/s/ Fred K. Suzuki /s/
---------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer and President

Dated: July 21, 2010

                      Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-K for the year ending April 30, 2010, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2010, and for the period then ended.

Biosynergy, Inc.


/s/Laurence C. Mead/s/
-----------------------------------------------------
Laurence C. Mead
Vice President/Manufacturing and Development,
Chief Financial Officer, and Chief Accounting Officer

Dated: July 21, 2010

                             Biosynergy, Inc.

                     Financial Statements for the
                 Years Ended April 30, 2010 and 2009








                             C o n t e n t s


                                              Reference         Page
                                              ---------         ----


Reports of Independent Registered Public
Accounting Firms                                                1-2

Balance Sheets                                Exhibit A         3-4

Statements of Income                          Exhibit B           5

Statements of Stockholders' Equity            Exhibit C           6

Statements of Cash Flows                      Exhibit D           7

Notes to Financial Statements                                   8-16

                   Frank L. Sassetti & Co.
               Certified Public Accountants


The Board of Directors
Positron Corporation


    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      We have audited the accompanying balance sheet of Biosynergy, Inc. as of April 30, 2010 and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United
States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Frank L. Sassetti & Co.
---------------------------

July 21, 2010
Oak Park, Illinois






6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708)
386-1433 * Fax (708) 386-0139

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

Board of Directors and Stockholders
Biosynergy, Inc.
Elk Grove Village, Illinois

We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2009 and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Blackman Kallick, LLP /s/
-----------------------------
July 29, 2009
Chicago, Illinois

                  Balance Sheets Follow

                           Biosynergy, Inc.              Exhibit A
                                                         ---------
                            Balance Sheets

                       April 30, 2010 and 2009
---------------------------------------------------------------------

                             Assets
                            --------



                                                           2010         2009
                                                          --------   --------
Current Assets
      Cash                                                $426,569   $285,395
      Short-term investments                               100,000    200,000
      Accounts receivable - Trade (Net of allowance for
        doubtful accounts of $500 in both 2010 and 2009)   149,033    150,033
      Inventories                                          124,666     81,299
      Prepaid expenses                                      34,342     48,937
      Interest receivable                                       11        541
                                                          --------   --------
               Total Current Assets                        834,621    766,205
                                                          --------   --------


Equipment and Leasehold Improvements
      Equipment                                            200,923    203,137
      Leasehold improvements                                20,022     20,022
                                                          --------   --------

                                                           220,945    223,159
      Less accumulated depreciation and amortization       198,975    188,793
                                                          --------   --------

              Total Equipment and Leasehold Improvements    21,970     34,366
                                                          --------   --------


Other Assets
      Patents less accumulated amortization                 14,882     15,938
      Patents pending                                      106,268     85,282
      Deposits                                               5,947      5,947
                                                          --------   --------
               Total Other Assets                          127,097    107,167
                                                          --------   --------
                                                          $983,688   $907,738
                                                          ========   ========



The accompanying notes are an integral part of the financial statements.
                                 -2-

                                                        Exhibit A
                                                        ---------


--------------------------------------------------------------------

                 Liabilities and Stockholders' Equity
                 ------------------------------------


                                                            2009       2008
                                                          --------   --------
Current Liabilities
      Accounts payable                                    $ 12,892   $  9,454
      Accrued compensation and payroll taxes                20,406     19,995
      Deferred rent                                          3,152      5,733
      Other accrued expenses                                     -        468
      Accrued vacation                                      14,294     17,855
                                                          --------   --------
               Total Current Liabilities                    50,744     53,505
                                                          --------   --------



Deferred Income Taxes                                       17,772     13,019
                                                          --------   --------


Stockholders' Equity
  Common stock - No par value; 20,000,000 shares
    authorized; 14,935,511 shares issued as of
    both April 30, 2010 and 2009                           660,988    660,988
  Receivable from affiliate                                (19,699)   (19,699)
  Retained earnings                                        273,883    199,925
                                                          --------   --------
               Total Stockholders' Equity                  915,172    841,214
                                                          --------   --------
                                                          $983,688   $907,738
                                                          ========   ========


The accompanying notes are an integral part of the financial statements.

                                                  Exhibit B
                                                  ---------

                            Biosynergy, Inc.

                          Statements of Income

                  Years Ended April 30, 2010 and 2009

----------------------------------------------------------------------





                                         2010           2009
                                      ----------     ----------
Net Sales                             $1,090,198     $1,033,318

Cost of Sales                            314,668        284,875
                                      ----------     ----------

Gross Profit                             775,530        748,443
                                      ----------     ----------

Operating Expenses
      Marketing                          152,968        138,918
      General and administrative         430,549        409,590
      Research and development            96,884         90,572
                                      ----------     ----------

          Total Operating Expenses       680,401        639,080
                                      ----------     ----------

Income from Operations                    95,129        109,363
                                      ----------     ----------

Other Income
      Interest income                      5,034          8,736
      Other income                         1,920          1,920
                                      ----------     ----------

          Total Other Income               6,954         10,656
                                      ----------     ----------

Income Before Income Taxes               102,083        120,019

Provision for Income Taxes                28,125         28,655
                                      ----------     ----------

Net Income                               $73,958        $91,364
                                      ==========     ==========

Net Income Per Common Share -
  Basic and diluted                      $     -       $      -
                                      ==========     ==========

Weighted-Average Common
  Shares Outstanding                  14,935,511     14,935,511


The accompanying notes are an integral part of the financial statements.

                                                           Exhibit C
                                                           ---------

                           Biosynergy, Inc.

                 Statements of Stockholders' Equity

                 Years Ended April 30, 2010 and 2009

--------------------------------------------------------------------


                    Common Stock         Other and   Accumulated
                  -------------------    Related     (Deficit)
                  Shares      Amount     Receivable  Equity        Total
                  ----------  --------   ----------  -----------  --------
Balance,
April 30, 2008    14,935,511  $660,988    $(19,699)   $108,561     $749,850

Net income                 -         -           -      91,364       91,364
                  ----------  --------   ---------    --------     --------
Balance,
April 30, 2009    14,935,511   660,988     (19,699)    199,925      841,214

Net income                 -         -           -      73,958       73,958
                  ----------  --------   ----------   --------     --------
Balance,
April 30, 2010    14,935,511  $660,988    $(19,699)   $273,883     $915,172
                  ==========  ========   ==========   ========     ========








The accompanying notes are an integral part of the financial statements.

                                                            Exhibit D
                                                            ---------

                              Biosynergy, Inc.

                          Statements of Cash Flows

                    Years Ended April 30, 2010 and 2009

----------------------------------------------------------------------

                                                            2010         2009
                                                          --------     --------
Cash Flows from Operating Activities
      Net income                                           $73,958      $91,364
                                                          --------     --------
      Adjustments to reconcile net income
        to net cash provided by operating activities
            Depreciation and amortization                   11,238       18,504
            Deferred income taxes                            4,753          754
            Changes in assets and liabilities
                  Accounts receivable                        1,000       (6,377)
                  Interest receivable                          530        1,093
                  Inventories and prepaid expenses         (28,772)     (50,317)
                  Accounts payable and accrued expenses     (2,761)     (33,572)
                                                          --------     --------
                     Total Adjustments                     (14,012)     (69,915)
                                                          --------     --------
                     Net Cash Provided by
                        Operating Activities                59,946       21,449
                                                          --------     --------
Cash Flows from Investing Activities
      Purchase/disposal of equipment                         2,214       (1,561)
      Purchase of leasehold improvements                         -       (1,847)
      Patents and patents pending                          (20,986)     (13,769)
      Purchases of short-term investments                 (100,000)    (500,000)
      Redemption of short-term investments                 200,000      500,000
                                                          --------     --------
                     Net Cash Provided by (Used in)
                        Investing Activities                81,228      (17,177)
                                                          --------     --------
Increase in Cash                                           141,174        4,272

Cash, Beginning of Year                                    285,395      281,123
                                                          --------     --------
Cash, End of Year                                         $426,569     $285,395
                                                          ========     ========
Supplemental disclosure of cash flow information
  Income taxes paid                                       $ 10,232     $ 70,469
                                                          ========     ========


The accompanying notes are an integral part of the financial statements.
                                -6-

                             Biosynergy, Inc.

                      Notes to Financial Statements

                  Years Ended April 30, 2010 and 2009
----------------------------------------------------------------------


Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the Hemo Temp II Blood Monitoring Device, accounted for more than 90% of sales for the years ended April 30, 2010 and 2009. The products are sold to hospitals, clinical end users, laboratories and product dealers located throughout the United States.


Note 2 - Summary of Significant Accounting Policies

Cash
----
The Company maintains all of its cash in bank deposit accounts, which at times may exceed federally insured limits. No losses have been experienced on such accounts. All cash is held with Bank of America, N.A. and JPMorgan Chase Bank.

Short-Term Investments
----------------------
The Company's investments in certificates of deposit are classified as held to maturity. These investments are stated at amortized cost, which approximates fair value.

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

Note 2 - Summary of Significant Accounting Policies (Cont'd)

Prepaid Expenses
----------------
Certain expenses, primarily insurance and income taxes, have been prepaid and will be used within one year.

Revenue Recognition
-------------------
The Company recognizes net sales revenue upon the shipment of products to customers.

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

Income Per Common Share
-----------------------
Income (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method in the calculation of diluted earnings per share. Basic and diluted net income per common share is the same for the years ended April 30, 2010 and 2009, as the common stock equivalents of the Company were anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2010 and 2009, approximates their carrying value.

Conformity With Generally Accepted Accounting Principles." The
Company does not expect this adoption to have a material impact on its financial statements.

Recent Accounting Pronouncements
--------------------------------
In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements" (ASU 2010-6). ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification, originally issued as FASB Statement No.157, "Fair Value Measurements", now ASC 820, "Fair Value Measurements and Disclosures" (ASC 820) that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company will adopt this pronouncement in the third quarter of fiscal 2011 and does not expect the adoption of ASU 2010-06 will have a material impact on its consolidated results of operation and financial condition.

In February 2010, FASB issued ASU 2010-9, "Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements" (ASU 2010-9). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. The adoption of ASU 2010-09 did not have a material impact on the Company's results of operation and financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, "The 'FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162", now ASC 105, "Generally Accepted Accounting Principles" (ASC 105). ASC 105 establishes the "FASB Accounting Standards Codification" ("Codification"), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. Rules and interpretive releases to the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. ASC 105 was adopted by the Company as of the interim period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, ASC 105 did not have an impact on the Company's financial statements. The only impact will be that any future references to authoritative accounting literature will be the new numbering system prescribed by the Codification.

In October 2009, the FASB issued ASC 605-25, "Revenue Recognition" (ASC 605-25). ASC 605-25 modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the "best estimate of selling price" in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specified objective evidence, (b) third-party evidence, or (c) estimates. In addition, ASC 605-25 eliminates the residual method of allocation and significantly expands the disclosure requirements for such arrangements. ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 201-16 will have a material impact on its results of operations and financial condition.

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Certification (ASC). There have been a number of ASUs to date that amend the original text of ASCs. Except for the ASUs listed above, those issued to date either
(i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.
Note 3 - Short-Term Investments / Fair Value Measurements

In May 2008, the Company reinvested $100,000 in a 120-day certificate of deposit at an annual percentage yield of 2.64%. The maturity date was September 18, 2008. As of the maturity date, the Company reinvested the funds in a seven-month certificate of deposit at an annual percentage yield of 3%. The maturity date was April 18, 2009. As of the maturity date, the Company reinvested the funds in a one-year certificate of deposit an annul percentage yield of 2% with a maturity date of April 22, 2010. As of the maturity date, the Company reinvested the funds in a nine-month certificate of deposit at an annual percentage yield of .5% with a maturity date of January 22, 2011. The Company reinvested an additional $100,000 in a certificate of deposit on July 23, 2008 for seven months at an annual percentage yield of 3.51%. The maturity date was February 23, 2009. As of the maturity date, the Company reinvested the funds in a one-year certificate of deposit at an annual percentage yield of 2.75% with a maturity date of February 23, 2010. As of the maturity date, the Company moved these funds into a cash account.

Accounting Standards Codification Topic 820 (SASC 820) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Plan considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

ASC 820 also establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard establishes three levels of inputs that may be used to measure fair value:

-	Level 1 : quoted prices in active markets for identical
assets or liabilities;

-	Level 2 : inputs other than Level 1 that are observable,
either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

-	Level 3: observable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's investments in certificates of deposit are deemed to be Level 2.




Note 4 - Inventories

Inventories consist of the following:


					2010       2009
                            --------   --------
	Raw materials 	    $ 54,994    $40,681
	Work-in-process	      34,795     24,211
	Finished goods          34,877     16,407
                            --------   --------
				    $124,666    $81,299



Note 5 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2009 and 2008 are as follows:

                                      2010      2009
                                    -------   -------
   Total deferred tax liabilities
       Patents                      $17,721   $10,966
       Equipment and leaseholds           -     4,888
       Prepaid insurance		  5,940     4,258
                                    -------   -------
                                     23,661    20,112

   Total deferred tax assets
       Accrued vacation pay          (3,293)   (4,616)
       Equipment and leaseholds      (2,183)        -
       Other		               (413)   (2,477)
                                    -------   -------
					       (5,889)   (7,093)
                                    -------   -------
   Net deferred income tax
     liabilities                    $17,772   $13,019
                                    =======   =======

Deferred income tax liabilities result primarily from prepaid expenses and capitalized legal costs associated with patents that are deducted immediately for income tax purposes and from differences between depreciation expense for book and tax purposes. (See Note 2.) Deferred income tax assets result primarily from accrued vacation pay, which is not deducted for tax purposes unless it is paid within 2-1/2 months of each year-end, and other expenses, which are not deductible for tax purposes until paid.

The provision for income taxes consists of the following components:

                                   2010      2009
                                  -------   -------
	Current
		Federal	          $15,652	  $20,700
		State	                  6,347     7,201
                                  -------   -------
			                 21,999    27,901

	Deferred                      6,126       754
                                  -------   -------
                                  $28,125   $28,655
                                  =======   =======

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                           Year Ended April 30,
                                             2010     2009
                                           -------   -------
     U.S. federal statutory tax rate         34.0%     34.0%

     State income tax expense, net of
          federal tax benefit                 3.0       3.0
     Effect of graduated federal tax rates  (11.7)    (13.1)
                                           -------   -------
     Consolidated effective tax rate         25.3%     23.9%
                                           =======   =======

Note 6 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2010:

                                                 Stock of Affiliates
                                                  F.K. Suzuki
                                    Biosynergy,   International,   Medlab,
                                    Inc.          Inc.             Inc.
                                   -------------  --------------  --------
F.K. Suzuki International, Inc.      30.1%		  - %		100.0%
Fred K. Suzuki, Officer               4.1            35.6            -
Lauane C. Addis, Officer               .1               -            -
James F. Schembri, Director           8.6               -            -
Mary K. Friske, Officer                .3              .2            -
Laurence C. Mead, Officer              .4             4.0            -
Beverly R. Suzuki, Officer            2.7               -            -
Jeanne S. Addis, as Trustee             -            32.7            -


As of April 30, 2010 and 2009, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance was reclassified as a contra equity account.

A board member, who is also a stockholder, provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately
$41,813 and $35,400 for the years ended April 30, 2010 and 2009, respectively.

Note 7 - Lease Commitments

In May 2010, the Company entered into a five-year extension of the lease agreement for its current facilities, which expires on April 30, 2015. The base rent under the extended lease is payable in equal monthly installments over the life of the lease. As of April 30, 2010, the Company's approximate total future minimum lease payments are as follows:



Year Ending April 30:
                2011   $ 70,200
                2012     70,200
                2013     70,200
                2014     70,200
                2015     70,200
                       --------
               Total   $351,000
                       ========

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $70,081 for both fiscal years ended
April 30, 2010 and 2009.

Note 8 - Major Customers

Shipments to one customer amounted to approximately 35% and 38% of sales in fiscal years 2010 and 2009, respectively. As of April 30, 2010 and 2009, there were outstanding accounts receivable from this customer of approximately $78,225 and $78,150, respectively.

Shipments to another customer accounted for 24% and 19% of sales in fiscal years 2010 and 2009, respectively. As of April 30, 2010 and 2009, there were outstanding accounts receivable from this customer of approximately $22,100 and $28,455, respectively.