Form 10-Q
period 2010-07-31
BIOSYNERGY INC
filed 2010-09-14
CIK 715812

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          July 31, 2010

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  	           Accelerated filer
                        ---                                ---
Non-accelerated filer     (Do not check if a smaller reporting company)
                     ----
Smaller reporting company X
                         ----

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).      Yes	      X  No
                                             ----          ----
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.	   x   Yes	        No
                               -----        -----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 14,935,511

                           BIOSYNERGY, INC.

                   PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Balance Sheets
------------------------------------------------------------------------

                            ASSETS

                                                       July 31, 2010  April 30, 2010
                                                    ----------------  --------------
                                                       Unaudited 	        Audited
                                                    ----------------  --------------
Current Assets
   Cash					                    $461,583	       $426,569
   Short-Term Investments		                     100,000	        100,000
   Accounts receivable, Trade (Net of                    141,576          149,033
        allowance for doubtful accounts of $500
        at July 31, 2010 and April 30, 2010)
   Inventories                                           115,978          124,666
   Prepaid Expenses        	                            39,492           34,342
   Interest Receivable		                               139               11
                                                        --------         --------
          Total Current Assets                           858,768          834,621
                                                        --------         --------
Equipment and Leasehold Improvements
   Equipment                                             198,906          200,923
   Leasehold improvements                                 20,022           20,022
                                                        --------         --------
                                                         218,928          220,945

   Less accumulated depreciation and amortization	  (193,712)        (198,975)
                                                        --------         --------
          Total Equipment and
            Leasehold Improvements, Net	                25,216           21,970
                                                        --------         --------
Other Assets
   Patents less Accumulated Amortization                  14,618           14,882
   Pending Patents                     	               106,268          106,268
   Deposits                                                5,947            5,947
                                                        --------         --------
          Total Other Assets			               126,833	        127,097
                                                        --------         --------
                                                      $1,010,817         $983,688
                                                      ==========         ========

The accompanying notes are an integral part of the condensed financial statements.

----------------------------------------------------------------------
                   Liabilities and Shareholders' Equity

                                                       July 31, 2010  April 30, 2010
                                                    ----------------  --------------
                                                       Unaudited 	        Audited
                                                    ----------------  --------------
Current Liabilities
   Accounts payable                                      $23,445          $12,892
   Accrued compensation and payroll taxes                 18,384           20,406
   Deferred rent                                           2,102            3,152
   Other accrued expenses                                  5,710                -
   Accrued vacation					          21,665           14,294
                                                        --------         --------
           Total Current Liabilities                      71,306           50,744
                                                        --------         --------
Deferred Income Taxes                                     17,772           17,772
                                                        --------         --------

Shareholders' Equity
   Common stock, No Par Value; 20,000,000
      authorized Shares Issued: 14,935,511
      Shares at July 31, 2010 and at
      April 30, 2010 	                                 660,988          660,988
   Receivable from Affiliate		                     (19,699)         (19,699)
   Retained Earnings				               280,450          273,883
                                                        --------         --------
           Total Shareholders' Equity	               921,739          915,172
                                                        --------         --------
                                                      $1,010,817         $983,688
                                                      ==========         ========

The accompanying notes are an integral part of the condensed financial statements.

                           Biosynergy, Inc.

                         Statements of Income


-----------------------------------------------------------------------



                                                 Three Months Ended
                                                      July 31
                                                   2010       2009
                                                Unaudited  Unaudited
                                               ---------- ----------
Net Sales                                        $281,158   $283,063
Cost of Sales                                      84,259     78,763
                                               ---------- ----------
Gross Profit                                      196,899    204,300
                                               ---------- ----------
Operating Expenses
     Marketing                                     40,370     36,984
     General and Administrative                   122,853    137,985
     Research and Development                      25,242     22,965
                                               ---------- ----------
          Total Operating Expenses                188,465    197,934
                                               ---------- ----------
Income from Operations                              8,434      6,366
                                               ---------- ----------
Other Income
     Interest Income                                  338      1,417
     Other Income                                     480        480
                                               ---------- ----------
           Total Other Income                         818      1,897
                                               ---------- ----------
Net Income Before Income Taxes                     $9,252     $8,263

Provision for Income Taxes                          2,685      2,056
                                               ---------- ----------
Net Income                                         $6,567     $6,207
                                               ---------- ----------

Net Income Per Common Share of Common
   Stock - Basic and Diluted                     $      - $        -
                                               ---------- ----------
Weighted-Average Common Stock
   Outstanding - Basic and Diluted             14,935,511 14,935,511
                                               ---------- ----------


The accompanying notes are an integral part of the condensed financial statements.

                          BIOSYNERGY, INC.

                STATEMENT OF SHAREHOLDERS' EQUITY

                 THREE MONTHS ENDED JULY 31, 2010

                            Unaudited


                             Common Stock         Receivable      Retained
                        Shares         Amount   from Affiliate    Earnings    Total
                       -----------   ---------  --------------    ---------  --------
Balance, May 1,2010     14,935,511    $660,988     $(19,699)      $273,883   $915,172


Net Income   	               -           -           -           6,567      6,567
                       -----------   ---------      ----------    ---------  --------
Balance, July 31,
   2010                 14,935,511    $660,988      $(19,699)     $280,450   $921,739
                       ===========   =========      =========     ========   ========



















The accompanying notes are an integral part of the condensed financial statements.

                         BIOSYNERGY, INC.

                    STATEMENTS OF CASH FLOWS

                            Unaudited

                                                     THREE MONTHS ENDED JULY 31,
                                                          2010           2009
                                                       ----------     ----------
Cash Flows from Operating Activities
  Net income                                               $6,567         $6,207
  Adjustments to reconcile net
   income to cash provided by (used in)
   operating activities
  Depreciation and amortization                             4,513          4,514
  Changes in assets and liabilities
       Accounts receivable                                  7,457         (3,318)
       Inventories                                          8,688        (10,077)
       Prepaid expenses                                    (5,150)        (3,324)
       Interest Receivable                                   (128)        (1,197)
       Accounts payable and accrued expenses               20,562         39,751
                                                       ----------     ----------
         Total Adjustments                                 35,942         26,349
                                                       ----------     ----------
Net Cash Provided by Operating Activities	                 42,509         32,556
                                                       ----------     ----------
Cash Flow from Investing Activities
       Patents and Patents Pending                              -         (8,945)
       Purchase of Equipment                               (7,495)             -
                                                       ----------     ----------

Net Cash Used in Investing Activities                      (7,495)        (8,945)
                                                       ----------     ----------
Increase in Cash and Cash Equivalents                      35,014         23,611
                                                       ----------     ----------
Cash Beginning Period                                     426,569        285,395
                                                       ----------     ----------
Cash Ending Period                                       $461,583       $309,006
                                                       ==========     ==========



The accompanying notes are an integral part of the financial statements.

                           Biosynergy, Inc.

                   Notes to Financial Statements

             Three Months Ended July 31, 2010 and 2009
--------------------------------------------------------------------

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company's April 30, 2010 Annual Report or Form 10-K. The results of operations for the three months ended July 31, 2010 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.35 of the sales during the quarter ending July 31, 2010. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

                           Biosynergy, Inc.

                   Notes to Financial Statements

             Three Months Ended July 31, 2010 and 2009
----------------------------------------------------------------------

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

                           Biosynergy, Inc.

                   Notes to Financial Statements

             Three Months Ended July 31, 2010 and 2009
----------------------------------------------------------------------

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

Fair Value of Financial Instruments/Short Term Investments
----------------------------------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Short-term investments have been categorized as held-to-maturity and as a result are stated at cost, which approximates fair value. Short-term investments consist of certificates of deposit, which mature within one year of July 31, 2010 and April 30, 2010, respectively. Based on the Company's analysis, the fair value of short term investments approximates their carrying value.

Comprehensive Income
--------------------
Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. There were no significant differences between the Company's net income and comprehensive income.

Income Taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes related primarily to differences in the methods of accounting for patents, inventories, certain accrued expenses and bad debt expenses for financial and income tax purposes. The deferred income taxes represent the future tax consequences of those differences, which will be taxable in the future.

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations although there are currently no ongoing tax examinations.
 Management's policy is to recognize interest and penalties related to uncertain tax positions in income tax expenses.

                           Biosynergy, Inc.

                   Notes to Financial Statements

             Three Months Ended July 31, 2010 and 2009
-----------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of July 31:



                              2010      2009
                            --------  --------
	Current
		Federal          $1,991    $1,430
		State               694       626
                            -------   -------
Provision for Income Taxes   $2,685    $2,056
                            =======   =======


The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:


                                                 Period Ended July 31,
                                                   2010       2009
                                                 --------  ---------
	U.S. federal statutory tax rate	         34.0%       34.0%
	State income tax expense, net of
	  Federal tax benefit	                      3.0         3.0
	Effect of graduated federal tax rates        (8.0)      (12.1)
                                                 --------  ---------
	Effective Tax Rate                           29.0%       24.9%


Recent Accounting Pronouncements
--------------------------------
In April 2010, FASB issued ASU 2010-17, "Revenue Recognition - Milestone Method of Revenue Recognition - a consensus of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force" (ASU 2010-17). ASU 2010-17 provides new authoritative guidance on the milestone method of revenue recognition. The milestone method applies to research and development arrangements in which one or more payments are contingent upon achieving certain future events or circumstances.
 ASU 2010-17 defines a milestone and provides criteria for determining whether the milestone method is appropriate. This standard is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. The adoption of ASU 2010-17 is not expected to have a material impact on the Company's results of operation and financial condition.

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

                           Biosynergy, Inc.

                   Notes to Financial Statements

             Three Months Ended July 31, 2010 and 2009
----------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies (Continued)

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

On April 18, 2009, the Company invested $100,000 in a certificate of deposit with an annual percentage yield of 2% with a maturity date of April 22, 2010. As of the maturity date, the Company reinvested the funds in a nine-month certificate of deposit at an annual percentage yield of .5% with a maturity date of January 22, 2011. The Company reinvested an additional $100,000 in a certificate of deposit on February 23, 2009 at an annual percentage yield of 2.75% with a maturity date of February 23, 2010. As of the maturity date, the Company moved these funds into a cash account.

Accounting Standards Codification Topic 820 (SASC 820) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

                           Biosynergy, Inc.

                   Notes to Financial Statements

             Three Months Ended July 31, 2010 and 2009
----------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies (Continued)

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
      directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities ; or

-	Level 3: observable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's investments in certificates of deposit are deemed to be Level 2.



Note 3 - Inventories

Components of inventories are as follows:


                     July 31,         April 30,
                      2010              2010
                    ----------       ----------
Raw materials       $ 54,471          $ 54,994
Work-in-process       19,955            34,795
Finished goods        41,552            34,877
                    --------          --------
                    $115,978          $124,666
                    ========          ========


Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.

                           Biosynergy, Inc.

                   Notes to Financial Statements

             Three Months Ended July 31, 2010 and 2009
----------------------------------------------------------------------


Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2010:

                                         Stock of Affiliates
                                 -----------------------------------
                                               F.K. Suzuki
                                 Biosyerngy,  International Medlab
                                    Inc.          Inc.<F1>    Inc.
                                 -----------  ------------- -------

F.K. Suzuki International, Inc     30.1%             - %     100.0%
Fred K. Suzuki, Officer             4.1            35.6         -
Lauane C. Addis, Officer<F2>         .1              -          -
Jeanne S. Addis, Trustee              -            32.7         -
James F. Schembri, Director         8.6              -          -
Mary K. Friske, Officer              .3              .6         -
Laurence C. Mead, Officer            .4             4.0         -
Beverly K. Suzuki, Officer          2.7              -          -

------------

<F1> As of July 31, 2010 and April 30, 2010, $19,699 was due
from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company.
 The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

<F2> On October 21, 2009, Lauane C. Addis transferred all of his interest in F.K. Suzuki International, Inc. (FKSI) consisting of
31,423 shares of FKSI common stock to Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009.

Note 6 - Major Customers

Shipments to one customer amounted to 33.32% of sales during the first three months of Fiscal 2011 compared to 35.89% during the three month period ending July 31, 2009. As of July 31, 2010, there were outstanding accounts receivable from this customer of $67,955 compared to $88,560 at July 31, 2009. Shipments to another customer amounted to 28.18% of sales during the first three months of Fiscal 2011 and 21.14% of sales during the first three months of Fiscal 2010. As of July 31, 2010, there were outstanding accounts receivable from this customer of approximately $33,920 compared to $21,135 at July 31, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ------------------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending July 31, 2010 ("1st Quarter"), the net sales decreased .68%, or $1,905, as compared to net sales for the comparative quarter ending in 2009. This decrease in sales was primarily the result of a decrease in HemoTempR II sales during the 1st Quarter. As of July 31, 2010, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $818 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $338.

Costs and Expenses
------------------
	                         General
                               -------
The operating expenses of the Company during the 1st Quarter decreased overall by 4.78%, or $9,469, as compared to the 1st Quarter in 2009, primarily due to an decrease in accounting and legal expenses. See "General and Administrative Expenses" below.

                            Cost of Sales
                            -------------
The cost of sales during the 1st Quarter increased by $5,496 as compared to these expenses during the same quarter ending in 2009. This increase was due primarily to increased chemical costs and over-head. As a percentage of sales, the cost of sales were 29.97% during the 1st Quarter and 27.83% for the comparative quarter ending in 2009.
 Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sale as a percentage of sales will materially change in the near future.

                  Research and Development Expenses
                  ---------------------------------
Research and Development costs increased $2,277, or 9.92%, as compared to the same quarter in 2009. This increase was primarily due to increased salaries. The Company is continuing to investigate certain compounds for use in food and other products as antibacterial agents and research intended to improve and expand the Company's current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

                          Marketing Expenses
                          ------------------
Marketing expenses for the 1st Quarter increased by $3,386 or 9.15%, as compared to the quarter ending July 31, 2009. The Company experienced increased costs for graphic design of promotional material and increased outside salesman's cost during the 1st Quarter accounting for the overall increase in Marketing expenses.



                 General and Administrative Expenses
                 -----------------------------------
General and administrative costs decreased by $15,132, or 10.97%, as compared to the 1st Quarter ending in 2009. This decrease was primarily the result of a decrease in accounting and legal fees incurred in the ordinary course of business. Except for unforeseen expenses, increases to employee compensation associated with the Company's 401(k) plan and bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2011.

Net Income
----------
The Company realized net income of $6,567 during the 1st Quarter as compared to a net income of $6,207 for the comparative quarter of the prior year. The increase in net income was primarily a result of decreased accounting and legal fees.

Assets/Liabilities
------------------
                                 General
                                 -------

Since April 30, 2010 the Company's assets have increased by $27,129 and liabilities have increased by $20,562. The increase in assets (primarily cash, inventories and prepaid expenses) is a result of positive cash flow from operations.

                      Related Party Transactions
                      --------------------------
The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2010 and April 30, 2010. This account primarily represents common expenses incurred in the ordinary course of business which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company has been reclassified as a reduction of FKSI's capital in the Company. See "Financial Statements."

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 12.04 to 1, has decreased compared to 16.45 to 1 at April 30, 2010, primarily due to an increase in current liabilities. This decrease is not indicative of a material change in the financial condition of the Company, but rather a normal fluctuation due to the timing of payment of vendors. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

The increase in liabilities was due primarily to increased accrued vacation and accounts payable incurred during the 1st Quarter.

Liquidity and Capital Resources
-------------------------------
During the 1st Quarter, the Company experienced an increase in working capital of $3,585. This was primarily due to an increase in current assets.

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

Cash provided by operating activities was $42,509 during the three month period ending July 31, 2010. An aggregate of $7,495 was used for purchase of equipment during this same period. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2010.

As of July 31, 2010, the Company had $858,768 of current assets available. Of this amount, $39,492 was prepaid expenses, $115,978 was inventory, $141,576 was net trade receivables $100,000 was short-term investments, and $461,583 was cash. The Company's available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

ALLOWANCE FOR BAD DEBTS. The Company periodically performs credit evaluations of its customers and generally does not require collateral to support amounts due from the sale of its products. The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable.

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

There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending July 31, 2010 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
            -----------------
As of the end of the Company's Fiscal Quarter ending July 31, 2010, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use or
            Proceeds.
            ---------------------------------------------------
During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.
            --------------------------------
(a)	As of the end of the Company's Fiscal Quarter ending July 31,
2010, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)	As of the end of the Company's Fiscal Quarter ending July 31,
2010, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4.	Removed and Reserved.
            ---------------------
Item 5.	Other Information.
            ------------------
(a)	The Company is not required to disclose any information in this
Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending July 31, 2010, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company's board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.


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
------------------

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

Biosynergy, Inc.

Date September 14, 2010		/s/ Fred K. Suzuki
                             -------------------------------------
                             Fred K. Suzuki
                             Chief Executive Officer,
                             Chairman of the Board, and President

Date September 14, 2010      /s/ Laurence C. Mead
                             -------------------------------------
                             Laurence C. Mead
                             Vice President/Manufacturing and
                             Development, Chief Financial Officer,
                             and Chief Accounting Officer

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

Dated: September 14, 2010

                                  /s/ Fred K. Suzuki
                                  --------------------------------
                                  Fred K. Suzuki
                                  Chairman of the Board, Chief
                                  Executive Officer and President

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

Dated: September 14, 2010

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

                      EXHIBIT 32.1

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2010, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       --------------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer and President

Dated:  September 14, 2010

                       EXHIBIT 32.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
     PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2010, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       --------------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting
Officer


Dated: September 14, 2010