Form 10-Q
period 2010-10-31
BIOSYNERGY INC
filed 2010-12-15
CIK 715812

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          October 31, 2010

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
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes X       No
                                                      ---         ---
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).     Yes     No
                ----    ----

Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  	           Accelerated filer
                        ---                                ---
Non-accelerated filer     (Do not check if a smaller reporting company)
                     ----
Smaller reporting company X
                         ----

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes	   No X

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 14,935,511

                           BIOSYNERGY, INC.

                   PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Balance Sheets
------------------------------------------------------------------------

                            ASSETS

                                                    October 31, 2010  April 30, 2010
                                                    ----------------  --------------
                                                       Unaudited 	        Audited
                                                    ----------------  --------------
Current Assets
   Cash					                    $532,278	       $426,569
   Short-Term Investments		                     100,000	        100,000
   Accounts receivable, Trade (Net of                    127,181          149,033
        allowance for doubtful accounts of $500
        at October 31, 2010 and April 30, 2010)
   Inventories                                            97,080          124,666
   Prepaid Expenses        	                            20,646           34,342
   Interest Receivable		                               267               11
                                                        --------         --------
          Total Current Assets                           877,452          834,621
                                                        --------         --------
Equipment and Leasehold Improvements
   Equipment                                             198,906          200,923
   Leasehold improvements                                 20,022           20,022
                                                        --------         --------
                                                         218,928          220,945

   Less accumulated depreciation and amortization	  (197,871)        (198,975)
                                                        --------         --------
          Total Equipment and
            Leasehold Improvements, Net	                21,057           21,970
                                                        --------         --------
Other Assets
   Patents less Accumulated Amortization                  14,353           14,882
   Pending Patents                     	               115,350          106,268
   Deposits                                                5,947            5,947
                                                        --------         --------
          Total Other Assets			               135,650	        127,097
                                                        --------         --------
                                                      $1,034,159         $983,688
                                                      ==========         ========

The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------
                   Liabilities and Shareholders' Equity

                                                    October 31, 2010  April 30, 2010
                                                    ----------------  --------------
                                                       Unaudited 	        Audited
                                                    ----------------  --------------
Current Liabilities
   Accounts Payable                                      $13,612          $12,892
   Accrued Compensation and Payroll Taxes                  8,657           20,406
   Deferred Rent                                           1,051            3,152
   Other Accrued Expenses                                  6,549                -
   Accrued Vacation					          23,736           14,294
                                                        --------         --------
           Total Current Liabilities                      53,605           50,744
                                                        --------         --------
Deferred Income Taxes                                     17,772           17,772
                                                        --------         --------

Shareholders' Equity
   Common stock, no par value; 20,000,000
      authorized shares issued: 14,935,511
      Shares at October 31, 2010 and at
      April 30, 2010 	                                 660,988          660,988
   Receivable from Affiliate		                     (19,699)         (19,699)
   Retained Earnings				               321,493          273,883
                                                        --------         --------
           Total Shareholders' Equity	               962,782          915,172
                                                        --------         --------
                                                      $1,034,159         $983,688
                                                      ==========         ========

The accompanying notes are an integral part of the financial statements.

                           Biosynergy, Inc.

                         Statements of Operations


-----------------------------------------------------------------------



                                        Three Months Ended        Six Months Ended
                                            October 31,              October 31,
                                          2010       2009         2010       2009
                                     ----------  ----------  ----------  ----------
Net Sales	                           $282,999	   $262,705    $564,157    $545,768
Cost of Sales                   	     81,506	     71,845	    165,764	    150,609
                                     ----------  ----------  ----------  ----------
Gross Profit                       	    201,493	    190,860	    398,393	    395,159
                                     ----------  ----------  ----------  ----------

Operating Expenses
     Marketing                     	     34,581	     32,210	     74,951      69,194
     General and Administrative          86,525      96,785     209,379     234,770
     Research and Development            23,371	     23,518	     48,613	     46,483
                                     ----------  ----------  ----------  ----------

          Total Operating Expenses	    144,477     152,513     332,943     350,447
                                     ----------  ----------  ----------  ----------

Income from Operations	                 57,016	     38,347	     65,450	     44,712
                                     ----------  ----------  ----------  ----------
Other Income
     Interest Income	                    327	      1,415	        665	      2,833
     Other Income	                          480	        480	        960	        960
                                     ----------  ----------  ----------  ----------

           Total Other Income	              807	      1,895	      1,625	      3,793
                                     ----------  ----------  ----------  ----------

Net Income Before Income Taxes	     57,823	     40,242	     67,075	     48,505

Provision for Income Taxes	           16,780	     10,487	     19,465	     12,543
                                     ----------  ----------  ----------  ----------
Net Income	                            $41,043	    $29,755	    $47,610	    $35,962
                                     ==========  ==========  ==========  ==========

Net Income Per Common Stock -
     Basic and Diluted	             $        -	 $        -	 $        -	 $        -
                                     ----------  ----------  ----------  ----------
Weighted-Average Common Stock
    Outstanding - Basic and Diluted	 14,935,511  14,935,511  14,935,511  14,935,511
                                     ----------  ----------  ----------  ----------


The accompanying notes are an integral part of the financial statements.

                          BIOSYNERGY, INC.

                STATEMENT OF SHAREHOLDERS' EQUITY

                 SIX MONTHS ENDED OCTOBER 31, 2010

                            Unaudited


                             Common Stock         Receivable      Retained
                        Shares         Amount   from Affiliate    Earnings    Total
                       -----------   ---------  --------------    ---------  --------
Balance, May 1,2010     14,935,511    $660,988     $(19,699)      $273,883   $915,172


Net Income   	               -           -           -          47,610     47,610
                       -----------   ---------      ----------    ---------  --------
Balance, Ocrober 31,
   2010                 14,935,511    $660,988      $(19,699)     $321,493   $962,782
                       ===========   =========      =========     ========   ========












The accompanying notes are an integral part of the financial statements.

                         BIOSYNERGY, INC.

                    STATEMENTS OF CASH FLOWS


                                                               Unaudited
                                                       Six Months Ended October 31,
                                                          2010           2009
                                                       ----------     ----------
Cash Flows from Operating Activities
  Net income                                              $47,610        $35,962
  Adjustments to reconcile net
   income to cash provided by (used in)
   operating activities
  Depreciation and amortization                             8,937          8,499
  Changes in assets and liabilities
       Accounts receivable                                 21,852         (2,466)
       Inventories                                         27,586         (9,879)
       Prepaid expenses                                    13,699         14,653
       Interest Receivable                                   (256)        (1,037)
       Accounts payable and accrued expenses                2,861           (559)
                                                       ----------     ----------
         Total Adjustments                                 74,646          9,211
                                                       ----------     ----------
Net Cash Provided by Operating Activities	                122,286         45,173
                                                       ----------     ----------
Cash Flow from Investing Activities
       Patents and Patents Pending                         (9,082)       (12,449)
       Purchase of Equipment                               (7,495)             -
                                                       ----------     ----------

Net Cash (Used in) Investing Activities                   (16,577)       (12,449)
                                                       ----------     ----------
Increase in Cash and Cash Equivalents                     105,709         32,724
                                                       ----------     ----------
Cash Beginning Period                                     426,569        285,395
                                                       ----------     ----------
Cash Ending Period                                       $532,278       $318,119
                                                       ==========     ==========


The accompanying notes are an integral part of the financial statements.

                         Biosynergy, Inc.

                 Notes to Financial Statements

         Three and Six Months Ended October 31, 2010 and 2009
--------------------------------------------------------------------


Note 1 - Company Organization and Description
         ------------------------------------

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the April 30, 2010 Annual Report on Form 10-K of Biosynergy, Inc. (the Company). The results of operations for the six months ended October 31, 2010 are not necessarily indicative of the operating results for the full year.

The Company was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 91.45% of the sales during the quarter ending October 31, 2010. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

                         Biosynergy, Inc.

                 Notes to Financial Statements

         Three and Six Months Ended October 31, 2010 and 2009
--------------------------------------------------------------------

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

                         Biosynergy, Inc.

                 Notes to Financial Statements

         Three and Six Months Ended October 31, 2010 and 2009
--------------------------------------------------------------------

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

Fair Value of Financial Instruments/Short Term Investments
----------------------------------------------------------

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Short-term investments have been categorized as held-to-maturity and as a result are stated at cost, which approximates fair value. Short-term investments consist of certificates of deposit, which mature within one year of October 31, 2010 and April 30, 2010, respectively. Based on the Company's analysis, the fair value of short term investments approximates their carrying value.

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

                         Biosynergy, Inc.

                 Notes to Financial Statements

         Three and Six Months Ended October 31, 2010 and 2009
--------------------------------------------------------------------


Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of October 31:

		                   2010         2009
                            --------     --------
	Current
		Federal	    $ 14,434	$ 8,905
		State		       5,031        3,638
                            --------     --------
Provision for Income Taxes  $ 19,465      $12,543
                            ========     ========

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

	                                      Period Ended October 31,
						            2010      2009
                                            ----------   --------

	U.S. federal statutory tax rate	     34.0%	    34.0%
	State income tax expense, net of
	  Federal tax benefit			      3.0        3.0
	Effect of graduated federal tax rates    (8.0)     (11.1)
                                              ------     ------
	Consolidated Effective Tax Rate          29.0%      25.9%
                                              ------     ------

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

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements" (ASU 2010-6). ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification, originally issued as FASB Statement No.157, "Fair Value Measurements", now ASC 820, "Fair Value Measurements and Disclosures" (ASC 820) that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation

                         Biosynergy, Inc.

                 Notes to Financial Statements

         Three and Six Months Ended October 31, 2010 and 2009
--------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies (Continued)

techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company will adopt this pronouncement in the third quarter of fiscal 2011 and does not expect the adoption of ASU 2010-06 will have a material impact on its results of operation and financial condition.

In October 2009, the FASB issued ASC 605-25, "Revenue Recognition" (ASC 605-25). ASC 605-25 modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the "best estimate of selling price" in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specified objective evidence, (b) third-party evidence, or (c) estimates. In addition, ASC 605-25 eliminates the residual method of allocation and significantly expands the disclosure requirements for such arrangements. ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is assessing the impact that ASC 605-25 will have on the Company's financial statements.

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

                         Biosynergy, Inc.

                 Notes to Financial Statements

         Three and Six Months Ended October 31, 2010 and 2009
--------------------------------------------------------------------

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

Note 3 - Inventories

Components of inventories are as follows:

                    October 31,    April 30,
                       2010           2010
                    ----------     ---------
Raw materials        $51,725	      $54,994
Work-in-process       28,976         34,795
Finished goods        16,379         34,877
                    --------        -------
                     $97,080       $124,666
                    ========       ========

Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.



Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2010:

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

As of October 31, 2010 and April 30, 2010, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.


Note 6 - Major Customers

Shipments to one customer amounted to 31.49% of sales during the first six months of Fiscal 2011 compared to 37.16% during the comparative Fiscal 2010 period. As of October 31, 2010, there were outstanding accounts receivable from this customer of $62,630 compared to $80,265 at October 31, 2009. Shipments to another customer amounted to 27.11% of sales during the first six months of Fiscal 2011 and 20.9% of sales during the first six months of Fiscal 2010. As of October 31, 2010, there were outstanding accounts receivable from this customer of approximately $25,445 compared to $19,470 at October 31, 2009.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Net Sales/Revenues

For the three month period ending October 31, 2010 ("2nd Quarter"), the net sales increased 7.73%, or $20,294, and increased 3.4%, or $18,389 during the six month period ending October 31, 2010, as compared to net sales for the comparative periods ending in 2009. This increase in sales is primarily the result of an increase in the unit sales of HemoTemp<Registered>, HemoTemp II and HemoTemp II Activator. As of October 31, 2010, the Company had $2,400 in back orders.

In addition to the above, the Company had $807 and $1,625 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the 2nd Quarter and the six month period ending October 31, 2010, respectively.

Costs and Expenses
------------------
                        General
                        -------

The operating expenses of the Company during the 2nd Quarter decreased overall by 5.3%, or $8,036 and decreased by 5%, or $17,504 for the six month period ending October 31, 2010, as compared to the same periods ending in 2009. These decreases were primarily due to a decrease in costs for accounting and legal services.

                    Cost of Sales
                    -------------

The cost of sales during the 2nd Quarter increased by $9,661 and increased by $15,155 during the six month period ending October 31, 2010 as compared to the same periods ending in 2009. As a percentage of sales, the cost of sales were 28.8% during the 2nd Quarter and 27.35% for the comparative quarter ending in 2009; and 29.38% during the six month period ending October 31, 2010 compared to 27.59% in 2009. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

           Research and Development Expenses
           ---------------------------------

Research and Development costs decreased $147, or .6%, during the 2nd Quarter as compared to the same quarter in 2009. These costs increased by $2,130, or 4.58%, during the six month period ending October 31, 2010 as compared to the same period in 2009. This increase is due to an increase in employee compensation and related costs. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products and research intended to improve its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete its investigation and development of the bacteria retardant agents.


                   Marketing Expenses
                   ------------------

Marketing expenses for the 2nd Quarter increased by $2,371, or 7.36%, as compared to the quarter ending October 31, 2009 and increased by $5,757, or 8.32%, during the six month period ending October 31, 2010 compared to the six-month period ending October 31, 2009. This increase was due to product brochure and entertainment expenses during the six month period ending October 31, 2010.

           General and Administrative Expenses
           -----------------------------------

General and administrative costs decreased by $10,260, or 10.6%, in the 2nd Quarter, and decreased by $25,391, or 10.8%, during the six month period ending October 31, 2010, as compared to the same periods in 2009. This overall decrease was due primarily to a decrease in accounting and legal fees. Except for unforeseen extraordinary items, and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2011.

Net Income
----------

The Company realized a net income of $41,043 during the 2nd Quarter as compared to a net income of $29,755 for the comparative quarter in the prior year. The Company also realized a net income of $47,610 for the six month period ending October 31, 2010 as compared to a net income of $35,962 during the same period in 2009. The overall increase in net income is a result of an increase in net sales and a decrease in operating costs.

Assets/Liabilities
------------------
                          General
                          -------

Since April 30, 2010, the Company's assets have increased by $50,471 and liabilities have increased by $2,861. The increase in assets, primarily cash and pending patents is due to the overall profitability of the Company and investment in the development of potential products since April 30, 2010.

                   Related Party Transactions
                   --------------------------

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2010 and April 30, 2010.
  This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company is classified as a reduction of FKSI's capital in the Company.

Current Assets/Liabilities Ratio
--------------------------------

The ratio of current assets to current liabilities, 16.37 to 1, has decreased slightly compared to 16.45 to 1 at April 30, 2010.
 In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources
-------------------------------

During the six month period ending October 31, 2010, the Company experienced an increase in working capital of $39,970. This is primarily due to the Company's net income sustained during the six month period ending October 31, 2010.

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

The cash provided by operating activities was $122,286 during the six month period ending October 31, 2010. $16,577 was used for patent expenses and equipment purchases during this same period.
 Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the six month period ending October 31, 2010.

As of October 31, 2010, the Company had $877,452 of current assets available. Of this amount, $20,646 was prepaid expenses, $97,080 was inventory, $127,181 was net trade receivables, $532,278 was cash, and $100,000 was short-term certificates of deposit. The Company's available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

EFFECTS OF INCLATION. With the exception of raw material and labor costs increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.

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

There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending October 31, 2010 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
            -----------------

As of the end of the Company's Fiscal Quarter ending October 31, 2010, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use or
            Proceeds.
            --------------------------------------------------

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.
            -------------------------------

(a)	As of the end of the Company's Fiscal Quarter ending
October 31, 2010, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)	As of the end of the Company's Fiscal Quarter ending
October 31, 2010, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4.	Removed and Reserved.
            --------------------

Item 5.	Other Information.
            -----------------

(a)	The Company is not required to disclose any information in
this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending October 31, 2010, there
have been no material changes to the procedures by which the security holders may recommend nominees to the Company's board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.


Item 6.  Exhibits.
         --------

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

-----------------------

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

Biosynergy, Inc.

Date December 14, 2010		/s/ Fred K. Suzuki
                              ---------------------------------
                   		Fred K. Suzuki
                  		Chief Executive Officer, Chairman
                              of the Board, and
                              President

Date December 14, 2010 	     /s/ Laurence C. Mead
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

Dated: December 14, 2010

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

Dated: December 14, 2010


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

                         EXHIBIT 32.1

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of October 31, 2010, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       ------------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer and President

Dated:  December 14, 2010

                        EXHIBIT 32.2

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                        ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of October 31, 2010, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       ---------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and
                       Development, Chief Financial Officer, and
                       Chief Accounting Officer


Dated: December 14, 2010