Form 10-Q
period 2011-01-31
BIOSYNERGY INC
filed 2011-03-17
CIK 715812

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          January 31, 2011

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

                           BIOSYNERGY, INC.

                   PART 1 - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Balance Sheets
------------------------------------------------------------------------

                            ASSETS

                                                    January 31, 2011  April 30, 2010
                                                    ----------------  --------------
                                                       Unaudited 	        Audited
                                                    ----------------  --------------
Current Assets
   Cash					                    $658,257	       $426,569
   Short-Term Investments		                           -	        100,000
   Accounts receivable, Trade (Net of
        allowance for doubtful accounts of $500
        at January 31, 2011 and April 30, 2010)          156,858          149,033
   Inventories                                            83,268          124,666
   Prepaid Expenses        	                            25,912           34,342
   Interest Receivable		                                 -               11
                                                        --------         --------
          Total Current Assets                           924,295          834,621
                                                        --------         --------
Equipment and Leasehold Improvements
   Equipment                                             198,906          200,923
   Leasehold improvements                                 20,022           20,022
                                                        --------         --------
                                                         218,928          220,945

   Less Accumulated Depreciation and Amortization	  (201,571)        (198,975)
                                                        --------         --------
          Total Equipment and
            Leasehold Improvements, Net	                17,357           21,970
                                                        --------         --------
Other Assets
   Patents less Accumulated Amortization                  14,089           14,882
   Pending Patents                     	               136,797          106,268
   Deposits                                                5,947            5,947
                                                        --------         --------
          Total Other Assets			               156,833	        127,097
                                                        --------         --------
                                                      $1,098,485         $983,688
                                                        ========         ========

The accompanying notes are an integral part of the condensed financial statements.

----------------------------------------------------------------------
                   Liabilities and Shareholders' Equity

                                                    January 31, 201  April 30, 2010
                                                    ----------------  --------------
                                                       Unaudited 	        Audited
                                                    ----------------  --------------
Current Liabilities
   Accounts Payable                                      $37,745          $12,892
   Accrued Compensation and Payroll Taxes                 18,873           20,406
   Deferred Rent                                               -            3,152
   Income Taxes Payable				                 3,316                -
   Accrued Vacation					          13,895           14,294
   Other Accrued Expenses                                  5,692                -
                                                        --------         --------
           Total Current Liabilities                      79,521           50,744
                                                        --------         --------
Deferred Income Taxes                                     17,772           17,772
                                                        --------         --------

Shareholders' Equity
   Common stock, No Par Value; 20,000,000
      Authorized Shares Issued: 14,935,511
      Shares at January 31, 2010
      and at April 30, 2009 	                           660,988          660,988
   Receivable from Affiliate		                     (19,699)         (19,699)
   Retained Earnings				               359,903          273,883
                                                        --------         --------
           Total Shareholders' Equity	             1,001,192          915,172
                                                      ----------         --------
                                                      $1,098,485         $983,688
                                                      ==========         ========







The accompanying notes are an integral part of the condensed financial statements.

                           Biosynergy, Inc.

                      Statements of Operations
                             (unaudited)

-----------------------------------------------------------------------



                                       Three Months Ended   Nine Months Ended
                                           January 31            January 31
                                         2011       2010      2011       2010
                                    ---------- ---------- ---------- ----------
Net Sales                             $298,725   $265,295   $862,882   $811,063
Cost of Sales                           94,717     75,869    260,482    226,478
                                    ---------- ---------- ---------- ----------
Gross Profit                           204,008    189,426    602,400    584,585
                                    ---------- ---------- ---------- ----------
Operating Expenses
     Marketing                          38,262     37,353    113,212    106,547
     General and Administrative         89,574     88,423    298,953    323,193
     Research and Development           23,005     22,038     71,618     68,521
                                    ---------- ---------- ---------- ----------
          Total Operating Expenses     150,841    147,814    483,783    498,261
                                    ---------- ---------- ---------- ----------
Income from Operations                  53,167     41,612    118,617     86,324
                                    ---------- ---------- ---------- ----------
Other Income
     Interest Income                       483      1,386      1,148      4,219
     Other Income                          481        480      1,441      1,440
                                    ---------- ---------- ---------- ----------
           Total Other Income              964      1,866      2,589      5,659
                                    ---------- ---------- ---------- ----------
Net Income Before Income Taxes          54,131     43,478    121,206     91,983

Provision for Income Taxes              15,721     14,905     35,186     27,448
                                    ---------- ---------- ---------- ----------
Net Income                             $38,410    $28,573    $86,020    $64,535
                                    ---------- ---------- ---------- ----------

Net Income Per Common Share -
     Basic and Diluted                $      -   $      -   $      -   $      -
                                    ---------- ---------- ---------- ----------
Weighted-Average Shares of Common
     Stock Outstanding - Basic and
     Diluted                        14,935,511 14,935,511 14,935,511 14,935,511
                                    ---------- ---------- ---------- ----------




The accompanying notes are an integral part of the condensed financial statements.

                          BIOSYNERGY, INC.

                STATEMENT OF SHAREHOLDERS' EQUITY

               NINE MONTHS ENDED January 31, 2011

                            Unaudited


                             Common Stock         Receivable      Retained
                        Shares         Amount   from Affiliate    Earnings      Total
                       -----------   ---------  --------------    ---------  ----------
Balance, May 1,2010     14,935,511    $660,988     $(19,699)      $273,883     $915,172


Net Income   	               -           -           -          86,020       86,020
                       -----------   ---------      ----------    ---------  ----------
Balance, January 31,
   2011                 14,935,511    $660,988      $(19,699)     $359,903   $1,001,192
                       ===========   =========      =========     ========   ==========















The accompanying notes are an integral part of the condensed financial statements.

                         BIOSYNERGY, INC.

                    STATEMENTS OF CASH FLOWS

                            Unaudited

                                                    Nine Months Ended January 31,
                                                          2011           2010
                                                       ----------     ----------
Cash Flows from Operating Activities
  Net Income                                              $86,020        $64,535
  Adjusted to Reconcile Net Income to Cash
   Provided by Operating Activities
  Depreciation and Amortization                            12,900         13,138
  Changes in Assets and Liabilities
       Accounts Eeceivable                                 (7,825)        27,321
       Inventories                                         41,398        (33,997)
       Prepaid Expenses                                     8,430         18,135
       Interest Receivable                                     11         (2,234)
       Accounts Payable and Accrued Expenses               28,777         (1,193)
                                                       ----------     ----------
         Total Adjustments                                 83,691         21,170
                                                       ----------     ----------
Net Cash Provided by Operating Activities	                169,711         85,705
                                                       ----------     ----------
Cash Flow from Investing Activities
       Patents and Patents Pending                        (30,528)       (18,366)
       Equipment and Leasehold Improvements                (7,495)        (1,762)
       Redemption of Short-term Investments               100,000              -
                                                       ----------     ----------

Net Cash Provided by (Used in)
   Investing Activities                                    61,977        (20,128)
                                                       ----------     ----------
Increase in Cash and Cash Equivalents                     231,688         65,577
                                                       ----------     ----------
Cash Beginning Period                                     426,569        285,395
                                                       ----------     ----------
Cash Ending Period                                       $658,257       $350,972
                                                       ==========     ==========




The accompanying notes are an integral part of the condensed financial statements.

                      Biosynergy, Inc.

                Notes to Financial Statements

   Three and Nine Months Ended January 31, 2011 and 2010
-------------------------------------------------------------------



Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the April 30, 2010 Annual Report on Form 10-K of Biosynergy, Inc. (the Company). The results of operations for the nine months ended January 31, 2011 are not necessarily indicative of the operating results for the full year.

The Company was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.41% of the sales during the quarter ending January 31, 2011. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.


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

                      Biosynergy, Inc.

                Notes to Financial Statements

   Three and Nine Months Ended January 31, 2011 and 2010
-------------------------------------------------------------------
Note 2 - Summary of Significant Accounting Policies (Continued)


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

                      Biosynergy, Inc.

                Notes to Financial Statements

   Three and Nine Months Ended January 31, 2011 and 2010
-------------------------------------------------------------------

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

The provision for income taxes consists of the following components as of January 31:


                              2011      2010
                            --------  --------
	Current
		Federal         $26,096   $20,549
		State             9,090     6,899
                            -------   -------
Provision for Income Taxes  $35,186   $27,448
                            =======   =======


                      Biosynergy, Inc.

                Notes to Financial Statements

   Three and Nine Months Ended January 31, 2011 and 2010
-------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies (Continued)


The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                              Period Ended January 31,
                                                   2011       2010
                                                 --------  ---------
	U.S. federal statutory tax rate	         34.0%       34.0%
	State income tax expense, net of
	  Federal tax benefit	                      3.0         3.0
	Effect of graduated federal tax rates        (8.0)       (7.2)
                                                 --------  ---------
	Consolidated Effective Tax Rate              29.0%       29.8%
                                                 ========  =========


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

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements" (ASU 2010-6). ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification, originally issued as FASB Statement No.157, "Fair Value Measurements", now ASC 820, "Fair Value Measurements and Disclosures" (ASC 820) that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation

                      Biosynergy, Inc.

                Notes to Financial Statements

   Three and Nine Months Ended January 31, 2011 and 2010
-------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies (Continued)

techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company adopted this pronouncement in the third quarter of fiscal 2011. The adoption of ASU 2010-06 did not have a material impact on results of operation and financial condition.

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

Fair Value of Financial Instruments/Short-Term Investments
----------------------------------------------------------
The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Short-term investments have been categorized as held-to-maturity and as a result are stated at cost, which approximates fair value. Short-term investments at April 30, 2010 consisted of certificates of deposit which matured within one year. The Company's investments in certificates of deposit are classified as held to maturity. These investments are stated at amortized cost, which approximates fair value.

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

The Company had no short term investments as of January 31, 2011.

                      Biosynergy, Inc.

                Notes to Financial Statements

   Three and Nine Months Ended January 31, 2011 and 2010
-------------------------------------------------------------------


Note 3 - Inventories

Components of inventories are as follows:

                    January 31,       April 30,
                      2011              2010
                    ----------       ----------
Raw materials        $50,846          $ 54,994
Work-in-process       22,479            34,795
Finished goods         9,943            34,877
                    --------          --------
                     $83,268          $124,666
                    ========          ========


Note 4 - Common Stock

The Company's common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company's common stock is not listed on a recognized market or stock exchange.


Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2011:
                                          Stock of Affiliates
                                 -----------------------------------
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

                      Biosynergy, Inc.

                Notes to Financial Statements

   Three and Nine Months Ended January 31, 2011 and 2010
-------------------------------------------------------------------


Note 5 - Related Party Transactions (continued)


As of January 31, 2010 and April 30, 2010, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.


Note 6 - Major Customers

Shipments to one customer amounted to 31.59% of sales during the first nine months of Fiscal 2011 compared to 35.61% during the comparative Fiscal 2010 period. As of January 31, 2011, there were outstanding accounts receivable from this customer of $72,750 compared to $58,370 at January 31, 2010. Shipments to another customer amounted to 27.33% of sales during the first nine months of Fiscal 2011 and 23.7% of sales during the first nine months of Fiscal 2010. As of January 31, 2011, there were outstanding accounts receivable from this customer of approximately $39,250 compared to $25,205 at January 31, 2010.

Item 2.  Management's Discussion of Financial Condition and
         Results of Operations
         --------------------------------------------------

Net Sales/Revenues
------------------
For the three month period ending January 31, 2011 ("3rd Quarter"), the net sales increased 12.6%, or $33,430, and increased 6.38%, or $51,819, during the nine month period ending January 31, 2011, as compared to net sales for the comparative periods ending in 2010. This increase in sales is primarily the result of an increase in unit sales of HemoTemp<REGISTERED> II.

In addition, during the 3rd Quarter the Company had $964 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party.

Costs and Expenses
------------------
                            General
                            -------
The operating expenses of the Company during the 3rd Quarter increased overall by 2.04%, or $3,027, as compared to the 3rd quarter in 2010 primarily due to an increase in salaries and 401(k) plan contributions. The operating expenses of the Company decreased by 2.9%, or $14,478, for the nine month period ending January 31, 2011, primarily due to a decrease in health insurance premiums, accounting fees and legal fees.

                         Cost of Sales
                         -------------
The cost of sales during the 3rd Quarter increased by $18,848, and increased by $34,004 during the nine month period ending January 31, 2011 as compared to these expenses during the same periods ending in 2010. Increases were primarily due to an increase in unit sales and use of inventory. As a percentage of sales, the cost of sales were 31.7% during the 3rd Quarter and 28.6% for the comparative quarter ending in 2010, and 30.19% during the nine month period ending January 31, 2011 compared to 27.92% in 2010. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

                 Research and Development Expenses
                 ---------------------------------
Research and Development costs increased $967, or 4.4%, during the 3rd Quarter as compared to the same quarter in 2010. These costs increased by $3,097, or 4.52%, during the nine month period ending January 31, 2011 as compared to the same period in 2010. The overall increase in research and development is due primarily to an increase in research books and automobile insurance premiums. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of these products.

                        Marketing Expenses
                        ------------------
Marketing expenses for the 3rd Quarter increased by $909, or 2.43%, as compared to the quarter ending January 31, 2010. These costs increased by $6,665, or 6.25%, during the nine month period ending January 31, 2011 as compared to the same period in 2010. The increase is due to an increase in travel, entertainment and product promotion expenses.

             General and Administrative Expenses
             -----------------------------------
General and administrative costs for the 3rd Quarter increased by $1,151, or 1.3%, as compared to the 3rd quarter ending January 31, 2010, primarily due to increased salaries and office supplies. General and administrative costs decreased by $24,240, or 7.5%, during the nine month period ending January 31, 2011, as compared to the same periods in 2010, primarily due to a decrease in health insurance premiums, legal fees and accounting fees.

Net Income
----------
The Company realized a net income of $38,410 during the 3rd Quarter as compared to a net income of $28,573 for the comparative quarter in the prior year. The Company also realized a net income of $86,020 for the nine month period ending January 31, 2011 as compared to a net income of $64,535 during the same period in 2010. The increase in net income is a direct result of an increase in sales.

Assets/Liabilities
------------------

                           General
                           -------
Since April 30, 2010, the Company's assets have increased by $114,797 and liabilities have increased by $28,777. The increase in assets, primarily cash and accounts receivable, is a result of the Company's increase in sales and profits.

                 Related Party Transactions
                 --------------------------
The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2011 and April 30, 2010. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Current Assets/Liabilities Ratio
--------------------------------
The ratio of current assets to current liabilities, 11.62 to 1, has decreased compared to 16.44 to 1 at April 30, 2010. This decrease in ratio of current asset to current liabilities is a result of increased accounts payable. In order to maintain or improve the Company's asset/liabilities ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources
-------------------------------
During the nine month period ending January 31, 2011, the Company experienced an increase in working capital of $60,897. This is primarily due to the Company's increase in cash.

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

Cash provided by operating activities was $169,711 during the nine month period ending January 31, 2011. An aggregate of $38,023 was used for equipment purchases and patent application expenditures and $100,000 was provided by the redemption of a short-term investment during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide.
 There were no cash flows from financing activities during the nine month period ending January 31, 2011 or 2010.

As of January 31, 2011, the Company had $924,295 of current assets available. Of this amount, $25,912 was prepaid expenses, $83,268 was inventory, $156,858 was net trade receivables and $658,257 was cash. The Company's available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

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

There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending January 31, 2011 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
            -----------------
As of the end of the Company's Fiscal Quarter ending January 31, 2011, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.


Item 2.	Unregistered Sales of Equity Securities and Use or
            Proceeds.
            --------------------------------------------------
During the past three years, the Company has not sold securities which were not registered under the Securities Act.


Item 3.	Defaults Upon Senior Securities.
            -------------------------------
(a)	As of the end of the Company's Fiscal Quarter ending
January 31, 2011, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)	As of the end of the Company's Fiscal Quarter ending
January 31, 2011, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.


Item 4.	(Removed and Reserved).


Item 5.	Other Information.
            ------------------
(a)	The Company is not required to disclose any information in
this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending January 31, 2011, there
have been no material changes to the procedures by which the security holders may recommend nominees to the Company's board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.


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

Biosynergy, Inc.

Date March 17, 2011	 /s/ Fred K. Suzuki
     --------------      ---------------------------
                         Fred K. Suzuki
                         Chief Executive Officer,
                         Chairman of the Board, and
                              President

Date March 17, 2011 	/s/ Laurence C. Mead
     --------------      ---------------------------
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

Dated: March 17, 2011

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

Dated: March 17, 2011
                                   /s/ Laurence C. Mead
                                  ------------------------------
                                   Laurence C. Mead
                                   Vice President/Manufacturing
                                   and Development, Chief
                                   Financial Officer,
                                   and Chief Accounting Officer

                        EXHIBIT 32.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
  PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of January 31, 2011, and for the period then ended.

Biosynergy, Inc.

                       /s/ Fred K. Suzuki
                       ------------------------------------------
                       Fred K. Suzuki
                       Chairman of the Board, Chief Executive
                       Officer and President

Dated:  March 17, 2011

                        EXHIBIT 32.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)	the Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly represents,
in all material respects, the financial conditions and results of operations of the Company as of January 31, 2011, and for the period then ended.

Biosynergy, Inc.

                       /s/ Laurence C. Mead
                       ------------------------------------------
                       Laurence C. Mead
                       Vice President/Manufacturing and
                       Development, Chief Financial Officer,
                       and Chief Accounting Officer


Dated: March 17, 2011