Form 10-K
period 2011-04-30
BIOSYNERGY INC
filed 2011-07-27
CIK 715812

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended 4/30/11
                              ---------
                                  OR

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

Registrant's telephone number, including area code: (847)956-0471

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files.  Yes[ ]    No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K. [X]

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

Non-accelerated filer [ ]
(do not check if a smaller reporting company

Accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).  Yes[ ]   No[X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2011 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2011 was 14,935,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 15.




                            Part I
                          ----------

Item 1. Business.
        ---------

General Development of Business.
-------------------------------
Biosynergy, Inc. (the "Company") was incorporated as an Illinois corporation on February 9, 1976. The Company was formed primarily for the purpose of developing, manufacturing, and marketing products utilizing cholesteric liquid crystals. The Company presently manufactures and markets disposable medical, laboratory, and industrial thermometric and thermographic cholesteric liquid crystal devices. The Company also distributes a heat block manufactured by a third party to specifications of the Company.

The Company did not enter into any agreements materially affecting its operations during Fiscal 2011. The Company experienced an increase in sales of $38,745 or 3.5% in Fiscal 2011. Sales of $1,128,943 in Fiscal 2011 were the highest in the Company's history. The Company realized an after income tax profit of $96,865 for Fiscal 2011 compared to an after income tax profit of $73,958 for Fiscal 2010. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company did not introduce any new products in Fiscal 2011. The Company, however, continued its development and review of the proposed products described in "Thermographic and Thermometric Devices and Accessories" below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2011. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments.
-----------------------------------------------
The Company's revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2011 and 2010. For a description of these products, see "Narrative Description of Business."

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

Thermographic and Thermometric Devices and Other Products.
-----------------------------------------------------------
During the fiscal year ending April 30, 2011 the Company manufactured and marketed various medical, laboratory, and consumer thermometric and thermographic devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

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

2. HemoTemp<Registered> II Core Correlated BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 10-11 degrees Celsius HemoTemp<Registered> II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 4 degrees Celsius. After being activated, the irreversible indicator remains blue colored for at least 72 hours if the blood is kept at 4 degrees Celsius, however, if the blood is warmed to a temperature of 10 degrees Celsius or above, the indicator will lose its blue color much more rapidly or the indicator will change color; the nature and degree of the color change depend on the temperature of the sample and the time at each temperature. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9 degrees Celsius. HemoTemp<Registered> II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

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

6. LabTemp<Registered> 20, LabTemp<Registered> 40 and LabTemp<Registered> 60 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTemp<Registered> 20 STI indicates temperatures between 0-21 degrees Celsius, LabTemp<Registered> 40 STI monitors temperatures between 19-21 and 24-41 degrees Celsius, while LabTempR 60 STI measures temperatures between 41-61 degrees Celsius.
These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

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

8. Thermolyzer<Registered>Liquid Conductive Cooling/Heating Device is a small product for providing continuous heating or cooling of medical fluids which are administered to patients, particularly for patients undergoing intravenous fluid administration during surgery or post-operative recovery. The device does not use electricity for heating or cooling the medical fluids. The heating or cooling is accomplished by conduction, which is a process for transporting energy in a medium from one location to another without the involvement of any visible movement.

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

Products Under Development.
---------------------------
The Company is also developing these other products.

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

Manufacturing.
--------------
The Company manufactures all of its products except for the HemoTemp<Registered> II Activator. This product is manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company.
There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has thirty-five years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

Marketing and Distribution.
---------------------------
The Company has traditionally targeted the medical and laboratory markets. While novel products, such as the Company's products, enjoy the advantage of no initial competition, they also initially lack a demonstrated market and acceptance. Furthermore, cost savings programs and awareness have slowed down the introduction of new products, particularly in the medical market. As a result, the time required to achieve acceptance of the Company's medical products is significantly increased, in Management's opinion.

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company's net sales in Fiscal 2011. During Fiscal 2011, Fisher Scientific Company ("Fisher") accounted for 32.9% of the Company's sales. Cardinal Health, Inc. ("Cardinal") accounted for 26% of Company sales during Fiscal 2011. Management believes distributors will continue to be an important part of the Company's sales and distribution system in the future.

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

At the present time, three employees are engaged on a part-time basis in marketing the Company's products. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company directly markets and sells to industrial customers.

The Company is unaware of its current market share for its medical and laboratory products.

Sources and Availability of Raw Materials.
------------------------------------------
In general, the Company believes its sources and availability of raw materials and finished products to be satisfactory. Presently, there are a limited number of domestic manufacturers of liquid crystal chemicals. Although it is expected that these domestic manufacturers will continue to supply the raw liquid crystals needed for the production of the Company's products, which cannot be assured, if industrial quantities of raw liquid crystals are unavailable from domestic sources, the Company will need to import these materials from foreign suppliers, or, as an alternative, manufacture such materials itself. Other materials and products are currently available from a variety of suppliers.

Patents and Trademarks.
-----------------------
The Company was previously granted or assigned five United States and four foreign patents relating to liquid crystal technology. All of these patents have expired. Although these patents are no longer in effect, management does not believe this will have an adverse material impact on the Company's operations, revenues or properties.

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

The Company has received registered trademark protection on all product names to date excepting Temp-D-Tek<Trademark>, Tempa-Slide<Trademark>, FoodGarde<Trademark>, LaproVue<Trademark> and Hemo-Cool<Trademark>. The Company has retained, however, all the common law rights to the Termolyzer<Trademark>, Temp-D-Tek<Trademark>, Tempa-Slide<Trademark>,
FoodGarde<Trademark>, LaproVue<Trademark>, and Hemo-Cool<Trademark> trademarks. Additional trademark registrations will be applied for as needed.

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

The Company presently grants payment terms to customers and dealers of 30 days. The Company will not accept returns of products from its dealers except for change or credit but does guarantee the quality of its products to the end user.

As of April 30, 2011, the Company had $930,622 of current assets available. Of this amount, $25,315 represented prepaid expenses, $86,662 was inventory, $150,748 was net trade receivables, and $667,897 represented cash.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2012 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales decrease, the receivables of the Company are impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers.
---------------
Fisher, the Company's primary independent product distributor, was directly responsible for 32.9% of the Company's net sales during the fiscal year ending April 30, 2011. Cardinal, the Company's other primary distributor, accounted for 26% of the Company's net sales during the fiscal year ending April 30, 2011. At April 30, 2011, Fisher owed the Company $78,325 and Cardinal owed $26,375. No other customers accounted for 10% or more of the Company's net sales during Fiscal 2011. Management believes the loss of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs.
---------
The Company had no backorders at April 30, 2011 or 2010.

Government Contracts.
---------------------
The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government entity.

Competition.
------------
The Company has no known commercial competitors of its blood monitoring devices using liquid crystal technology. The Company's HEMOTEMP<Registered> II BMD (blood bag temperature monitor) competes in the medical market against several functionally similar products. Management of the Company believes that HEMOTEMP<Registered> II BMD is superior because it provides an irreversible monitor with a reversible monitor to warn the user that blood is approaching an unsafe temperature. There are no known commercial competitors of the Company's HemoTemp<Registered> II Activator.

In the area of laboratory temperature monitoring, a known competitor supplies reversible and irreversible temperature indicators. In the area of a food or drink safety indicator, there is no competition known to the Company that utilizes liquid crystal technology. The Company believes that the frozen food industry presently uses primarily physical and organoleptic evaluation (e.g. evaluation of softness, texture, aroma, taste, and the like), as well as mercury thermometers and temperature sensitive inks to monitor freshness. Labels containing wax encapsulated dyes with specific low melting points and capillary action products are produced by several other companies.

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

Research and Development.
--------------------------
During Fiscal 2011 and 2010, the Company spent $97,076 and $96,884, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Government Regulations.
-----------------------
The Company does not currently plan to market diagnostic or therapeutic products which are subject to stringent United States Food and Drug Administration (FDA) review and pre-market approval in the near future, although some of the products under review, such as the bacteria growth retarding compound, may require pre-clearance by the FDA or other government agencies. Present medical products of the Company are classified by the FDA as Class I or Class II. These are subject only to general regulations requiring that manufacturers adhere to certain guidelines to provide reasonable assurance of utility, safety, and effectiveness. These guidelines include labeling requirements, registration with the FDA as a manufacturer, listing of devices in commercial distribution with the FDA, notification to FDA of devices proposed to be marketed, conformance to specified current good manufacturing practices in the manufacture of the devices, conformance to certain record-keeping requirements, and, in the case of Class II devices, conformance to certain performance standards. At the present time, the Company believes that it is in compliance with regulations set forth by the FDA.

Information About Foreign and Domestic Operations and Export Sales.
-------------------------------------------------------------------
The Company had export sales of $29,581 during the last fiscal year, and export sales of $32,790 during the fiscal year ending in 2010. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Environmental Protection Expenditures.
--------------------------------------
The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2012.

Employees.
----------
The Company presently has four full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), and three Vice Presidents. The Company also has several part-time employees in the production department when needed and one part-time employee in the marketing department.

Website.
--------
The Company maintains a Website at www.biosynergyinc.com.  The
Company makes available on its Website free of charge its annual report on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)). The Company will provide electronic or paper copies of its filings free of charge upon request.

Reports to Shareholders.
------------------------
The Company is not required to deliver annual reports to its shareholders. Historically, the Company has not delivered annual reports to its shareholders and does not intend to do so this year. However, all written material filed with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission's Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. Such information may also be obtained from the Public Reference Room by calling 1-800-SEC-0330 or by visiting the Securities and Exchange Commission's internet site at www.sec.gov. You may obtain copies of this Annual Report and other reports filed with the Securities and Exchange Commission by contacting the Company at 1940 East Devon Avenue, Elk Grove Village, Illinois 60007, telephone number 847-956-0471. See also "Website" above.


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

Holders.
--------
As of April 30, 2011, there were approximately 789 shareholders of record of the Company's common stock.

Dividends.
----------
The Company has never declared any dividends and does not intend to do so until such time as the Company sustains a profitable status and has provided for all of its capital requirements.

Common Stock for Issuance Under Equity Compensation Plans.
----------------------------------------------------------
As of April 30, 2011, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.

Item 6.  Selected Financial Data.
         ------------------------

The registrant is not required to furnish any information in this Item.


Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.
         -------------------------------------------------

Net Sales.
----------
Net sales for the fiscal year ending April 30, 2011 were $38,745, or 3.5%, higher than the previous fiscal year. The increase in sales during Fiscal 2011 was primarily due to increased sales of the Company's HemoTemp<Registered> and HemoTemp<Registered> II blood temperature indicators. The Company experienced an increase of $26,190, or 2.58%, in sales of its HemoTemp<Registered> II product in Fiscal 2011 as compared to Fiscal 2010, and an increase of $13,174, or 70.9%, in sales of its HemoTemp<Registered> product. The increase in net sales of the HemoTemp<Registered> II product and HemoTemp<Registered> product is a result of price increases as well as an increase in unit sales volume during Fiscal 2011.

Other Revenues.
----------------
Interest income for Fiscal 2011 was $3,651 less than fiscal 2010 due to a decrease in the interest rate paid on investments. At April 30, 2010, the Company had invested $100,000 in a certificate of deposit dated April 22, 2010, with a maturity date of January 22, 2011, at an interest rate of .5% APY. During Fiscal 2010, the Company maintained a money market account which received an interest rate between ..15% and .34% APY. The Company also realized $1,921 in miscellaneous income from subleasing a portion of the Company's storage space during Fiscal 2011 and $1,920 in miscellaneous income from such subleasing in Fiscal 2010.

Costs and Expenses.
--------------------
Overall operating costs and expenses for the fiscal year ending April 30, 2011 decreased by $28,237 compared to the fiscal year ending in 2010. The decrease in operating costs and expenses for Fiscal 2011 was generally related to a decrease in legal and accounting expenses. With the exception of the above expenses, the overhead of the Company has remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales.
--------------
As a percentage of net sales, the cost of sales was 30.34% for the fiscal year ending April 30, 2011 and 28.86% for the fiscal year ending April 30, 2010. This increase in cost of sales as a percentage of net sales is primarily due to increases in the cost of chemicals during the comparative time periods. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses.
------------------------------------
Research and development expenses increased during the fiscal year ending in 2011 by $192 or .19%, as compared to the fiscal year ending in 2010.
The overall increase from Fiscal 2010 is due to increases in employee costs, offset by a decrease in the cost of laboratory supplies.
The Company is investigating several new products including certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company's current product line. These development expenses have remained substantially constant for the past three years.
There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business - Products Under Development."

Marketing Expenses.
-------------------
The Company's marketing expenses were $153,795 in 2011 as compared to $152,968 for the fiscal year ending in 2010. The increase for Fiscal 2011 was primarily due to an increase in employee costs offset by a decrease in product advertising costs. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth.

General and Administrative Expenses.
------------------------------------
The Company's general and
administrative costs decreased by $29,256 as compared to the 2010 fiscal year. The decrease was primarily the result of decreases in accounting fees and legal fees. Except for unforeseen extraordinary items, increases to employee compensation associated with the Company's 401(k) plan and formal bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2012.

Net Income/Loss.
-----------------
The Company experienced a net after-tax profit of $96,865 for Fiscal 2011 as compared to a net after-tax profit of $73,958 for Fiscal 2010. The overall increase in profitability of the Company is due to increased sales and decreased accounting and legal fees during Fiscal 2011. See discussion of various expenses above.

Assets.
--------
Since April 30, 2010, the Company's assets have increased by $96,001. This increase is primarily due to increased cash resulting from the Company's profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also "Related Party Transactions" below.

Related Party Transactions.
----------------------------
The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2011 and 2010 in connection with past shared common expenses. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI's capital in the Company.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2011, the Company paid $25,403 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Liabilities.
-------------
The Company's current liabilities have increased by $11,072
since April 30, 2010.  This increase is primarily due to ordinary
fluctuations in operations.   The increase does not represent any
material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio.
---------------------------------
The ratio of current assets to current liabilities, 15.05 to 1, has decreased from 16.45 to 1 at April 30, 2010.
The decrease in ratio of current assets to current liabilities is a result of an increase in current accrued compensation and vacation due to normal business cycle fluctuations. In order to maintain the Company's asset/liability ratio, the Company's operations must remain profitable.

Liquidity and Capital Resources.
---------------------------------
During the fiscal year ending April 30, 2011, the Company had an increase in net working capital of $84,929. The increase in net working capital is primarily due to the Company's realizing a profit in Fiscal 2011.

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

Cash provided by operating activities was $180,177 during Fiscal 2011. Cash provided by operating activities was $66,032 during Fiscal 2010. An aggregate of $61,151 was also provided by redemption of the Company's short term investments, equipment purchases/disposal and capitalized patent costs during Fiscal 2011. Except for operating capital, limited equipment purchases/disposal, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2011, the Company had $930,622 of current assets available. Of this amount, $25,315 was prepaid expenses, $86,662 was inventory, $150,748 was net trade receivables, and $667,897 was cash. The Company's cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Effects of Inflation.
----------------------
With the exception of inventory, labor costs and product sales prices increasing with inflation, inflation has not had a material effect on the Company's revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect on the Company's revenues or income in the foreseeable future.

Critical Accounting Policies and Estimates.
-------------------------------------------
On December 12, 2001, the SEC issued FR-60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation, including the judgments and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

The Company's significant accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2011. See "Financial Statements." Except as noted below, the impact on the Company's financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
         ------------------------------------------------
The Company retained the services of Frank L. Sassetti & Co. (now known as Sassetti, LLC) to audit the Company's annual financial statements as of April 30, 2011 and 2010, and to review the Company's quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company's accountants regarding accounting matters or financial disclosure.

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

(3) Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness as of the end of the Company's fiscal year ending April 30, 2011 of the Company's internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Accounting Officer conclude that the Company's internal control over financial reporting is effective.

(4)	This Annual Report does not include an attestation report of the
Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

(b) There have been no changes in the Company's internal control over financial reporting during the Company's Fiscal Quarter ending April 30, 2011 that have materially affected or are likely to materially affect the Company's internal control over financial reporting.


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

Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

The executive officers and directors of the Company are:

                                                          Served in Office
Name                  Age     Positions with Company      Since
--------------------  -----   --------------------------  -----------------

Fred K. Suzuki        81      President, Chief            February, 1976<F1>
                              Executive Officer,
                              Director of Research and
                              Development,
                              Director of Marketing
                              and Sales, and Chairman
                              of the Board of Directors

Mary K. Friske        51      Vice President -            September, 1993
                              Administration,
                              Manager of Sales

Laurence Mead         49      Vice President -            April, 1994
                              Manufacturing and
                              Development, Chief
                              Operating Officer, Chief
                              Financial Officer, Chief
                              Accounting Officer, and
                              Treasurer and
                              Manager of Product
                              Development

Beverly R. Suzuki     76      Vice President - Customer   June, 2005
                              Service

Lauane C. Addis       55      Corporate Counsel,          February, 1984
                              Secretary and               December, 1985
                              Director                    February, 1987

James F. Schembri     76      Director                    November, 1990
------------------------------

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

Family Relationships.
---------------------
Lauane C. Addis is the son-in-law of Fred K. Suzuki. Beverly R. Suzuki is the spouse of Fred K. Suzuki. Otherwise, there is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

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

LAUANE C. ADDIS, Secretary and Director. Mr. Addis is currently a member of the law firm Stahl Cowen Crowley Addis LLC, Chicago, Illinois. Mr. Addis served the Company from February, 1984 to December, 1985 as its Vice President - Finance and Chief Financial Officer. From December, 1985 thru June, 1991, Mr. Addis also served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company. Mr. Addis is the Secretary FKSI, an affiliate of the Company. Mr. Addis is also a member of the board of directors and Vice President of Northwest Suburban Day Care Center, a non-profit organization which provides child day care services for low-income and indigent persons.
Mr. Addis graduated from Andrews University with a B.A. in History and Business Administration in June, 1978. He received his Doctor of Jurisprudence from Baylor University in 1981 and his Master of Laws in Taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado, Illinois and Texas Bar Associations.

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

Section 16(a) Beneficial Ownership Reporting Compliance. On October 22, 2009, the Company received a Form 4 from Lauane C. Addis indicating that he transferred by gift all of his Common Stock of F.K. Suzuki International, Inc. ("FKSI"), consisting of 31,423 shares of FKSI Common Stock to Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated September 1, 2009. On the same date, Mrs. Addis delivered a Form 3 to the Company indicating that she, in her capacity as Trustee of the Addis Family Equity Trust dated September 1, 2009, had become the beneficial owner of 31,423 shares of FKSI Common Stock. FKSI owns 4,497,146 shares, or 30.11% of the Company's Common Stock. The Company did not receive any other reports during Fiscal 2010 required to be filed by a director, officer or beneficial owner of more than 10% of the Company's common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company's common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2011.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2011 and 2010 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.




Summary Compensation Table:


                                                                      Non-Equity     Nonqualified
                                                                      Incentive Plan Deferred     All Other
                                                       Stock   Option Compensation   Compensation Compensation
                                     Salary    Bonus   Awards  Awards     <F2>       Earnings      <F1>        Total
Name and Principal Position   Year     $         $       $       $         $              $            $          $
---------------------------   ----  --------  ------- ------- ------- -------------- ------------ ------------ --------
Fred K. Suzuki,
President, Chairman of
the Board, and Chief
Executive Officer             2011  $122,360   $3,500    -       -      $ 6,115            -       $12,422     $144,397

                              2010  $120,150   $3,750    -       -      $ 5,983            -       $14,035     $143,918


Laurence C. Mead, Chief
Operating Officer, Chief
Financial Officer, Vice
President/Manufacturing
and Development Chief
Accounting Officer,
Treasurer and
Manager of Product
Development                   2011  $107,705   $3,500    -       -      $ 5,368            -       $ 8,725     $125,298

                              2010  $105,012   $3,750    -       -      $ 5,228            -       $12,600     $126,590

-----------------------------

<F1> Amounts represent Company's match portion of 401(k) contribution.

<F2> No executive officer received perquisites in excess of the lesser of
$50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $9,922 and $11,535 in lieu of accrued vacation for Fiscal 2011 and 2010, respectively. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2011 and 2010. Mr. Mead also received $6,225 and $10,100 in lieu of accrued vacation for Fiscal 2011 and 2010, respectively.

Stock Options.
-------------
The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2011, and no such stock options were outstanding as of April 30, 2011.

Directors Compensation
----------------------
The directors' compensation is determined by the Company's Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2011.



Directors Compensation Table
----------------------------


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

Compensation Committee Interlocks and Insider Participation.
------------------------------------------------------------
The members of the Company's Board of Directors serving as the Compensation Committee are set forth in the preceding section. During the most recent fiscal year, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served either on our Compensation Committee or on our board of directors.

Compensation Committee Charter.
-------------------------------
The Board of Directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is available without charge upon request delivered to the Company at its principal executive offices.

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

Performance of the Compensation Committee.
-----------------------------------------
The Compensation Committee of the Company's Board of Directors has reviewed its performance during the fiscal year ending April 30, 2011 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter. The Compensation Committee has adopted a bonus program for all executive officers of the Company based on Company profitability. In the aggregate, $11,500 in bonuses were paid and $16,000 accrued during fiscal year ended April 30, 2011 to four
executive officers.   Under the bonus program, as Company profitability
improves, the bonus payouts will
increase. The distribution of the bonus payouts under the bonus program is determined with consultation from the Company's CEO.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
          --------------------------------------------------------------

Stockholder Matters.
-------------------

The following table sets forth information as of April 30, 2011, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.


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
("FKSI") and owns 33.3% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares which are owned by FKSI and 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants.

<F2>	Lauane C. Addis owns 9,000 shares of the outstanding Common Stock of the Company.

<F3>	Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated
September 1, 2009, owns 31.11% of the outstanding Common Stock of FKSI, which owns 30.11% of the Common Stock of the Company. Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,497,146 shares owned by FKSI.

<F4>	Included in the shares owned by James F. Schembri are 66,000 shares in Mr. Schembri's individual retirement account for the benefit of Mr.
Schembri.

<F5>	In addition to the Shares of outstanding common stock of the
Company owned by Mary K. Friske, she also owns 700 shares, or approximately .7%, of the outstanding common stock of FKSI, which owns 30.11% of the common stock of the Company.

<F6>	In addition to the common stock of the Company owned by Laurence C.
Mead, he also owns 4,000 shares, or approximately 4%, of the outstanding common stock of FKSI, which owns 30.11% of the common stock of the Company.

<F7>	Beverly R. Suzuki is deemed to be a beneficial owner by reason of voting and disposition control of 820,000 shares owned by her and Fred K. Suzuki as joint tenants.



Changes in Control.
-------------------
The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company. There has not been a change in the control of the Company during the last fiscal year.


Item 13.  Certain Relationships and Related Transactions, and
          Director Independence.
          ----------------------------------------------------

At April 30, 2011, F.K. Suzuki International, Inc. ("FKSI") owed $19,699 to the Company in connection with past shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI's capital in the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2011, the Company paid $25,403 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

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


Item 14.  Principal Accounting Fees and Services.
          ----------------------------------------

Sassetti LLC served as independent auditors for the fiscal years ended April 30, 2011 and 2010, and it has acted as auditors for the Company since August 29, 2009.

Audit Fees. Fees billed by Sassetti LLC totaled $39,525 for year ended April 30, 2011. This amount includes fees for the annual audit and tax services for the fiscal year ending April 30, 2010 and reviews of all the Company's quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2011. Fees billed by Sassetti, LLC totaled $13,335 for year ended April 30, 2010. This amount includes fees for reviews of all the Company's quarterly reports filed by the Company with the SEC for Fiscal 2010. Fees billed by Blackman Kallick, LLP totaled $536 for year ended April 30, 2011. This amount includes fees for the annual audit for fiscal year ending April 30, 2010. Fees billed by Blackman Kallick, LLP totaled $44,666 for year ended April 30, 2010.
This amount includes fees for the annual audit and tax services for the year ending April 30, 2009.

Audit-Related Fees. Sassetti LLC and Blackman Kallick, LLP did not bill any fees for professional services described in paragraph 9(e)(2) of
Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal year ending April 30, 2011, Sassetti LLC billed the Company $3,400 for professional fees related to tax services rendered to the Company. Blackman Kallick, LLP billed the Company $5,018 for professional fees related to tax services during the fiscal year ending April 30, 2010.

All Other Fees. Sassetti LLC and Blackman Kallick, LLP did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company's Audit Committee is required to approve all non-audit services to be performed by the Company's auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company's fiscal year ending April 30, 2011 and April 30, 2010 was compatible with maintaining the independence of the Company's auditors. The Audit Committee has made a determination that the independence of Sassetti LLC and of Blackman Kallick, LLP will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2011 and April 30, 2010, respectively.

Effective March 1, 2011, Frank L. Sassetti & Co. changed its form of organization and name to Sassetti LLC.



Item 15.  Exhibits, Financial Statement Schedules
          ---------------------------------------

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

        Balance sheets for the fiscal years ending April 30, 2011 and 2010.

        Statements of income for the fiscal years ending April
        30, 2011 and 2010.

        Statements of Shareholders' Equity for the fiscal years
        April 30, 2011 and 2010.

        Statements of Cash Flows for fiscal years ending
        April 30, 2011 and 2010.

        Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

        No financial schedules for the fiscal years ending April
        30, 2011 and 2010 are submitted.

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


/s/ Fred K. Suzuki /s/                      July 27, 2011
-------------------------------------       -------------
Fred K. Suzuki, Chairman of the                 Date
Board, Chief Executive
Officer and President







Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Fred K. Suzuki /s/                       July 27, 2011
-------------------------------------        ------------
Fred K. Suzuki, Chairman of the                 Date
Board of Directors, Chief Executive
Officer, President and Treasurer


/s/ Lauane C. Addis /s/                      July 27, 2011
-------------------------------------        ------------
Lauane C. Addis, Secretary                       Date
and Director

                         Biosynergy, Inc.

                 Financial Statements for the
              Years Ended April 30, 2011 and 2010











C o n t e n t s


                                       Reference             Page

Report of Independent
Registered Public Accounting Firm                              1

Balance Sheets	                      Exhibit A	       2-3

Statements of Income	                Exhibit B	         4

Statements of Stockholders' Equity	    Exhibit C	         5

Statements of Cash Flows	          Exhibit D	         6

Notes to Financial Statements		                        7-13







Sassetti LLC
Certified Public Accountants


The Board of Directors
Biosynergy, Inc.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

       We have audited the accompanying balance sheet of Biosynergy, Inc. as of April 30, 2011 and 2010 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Sassetti LLC
----------------------------------
(formerly Frank L. Sassetti & Co.)


July 27, 2011
Oak Park, Illinois


6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433
* Fax (708) 386-0139









                  Balance Sheets Follow

                           Biosynergy, Inc.              Exhibit A
                                                         ---------
                            Balance Sheets

                       April 30, 2011 and 2010
---------------------------------------------------------------------

                             Assets
                            --------



                                                           2010         2009
                                                          --------   --------
Current Assets
      Cash                                                 $667,897   $426,569
      Short-term investments                                      -   100,000
      Accounts receivable - Trade (Net of allowance for
        doubtful accounts of $500 in both 2011 and 2010)    150,748    149,033
      Inventories                                            86,662    124,666
      Prepaid expenses                                       25,315     34,342
                                                           --------   --------
               Total Current Assets                         930,622    834,621
                                                           --------   --------


Equipment and Leasehold Improvements
      Equipment                                             198,906    200,923
      Leasehold improvements                                 20,022     20,022
                                                           --------   --------

                                                            218,928    220,945
      Less accumulated depreciation and amortization        204,557    198,975
                                                           --------   --------

              Total Equipment and Leasehold Improvements     14,371     21,970
                                                           --------   --------


Other Assets
      Patents less accumulated amortization                  13,825     14,882
      Patents pending                                       137,622    106,268
      Deposits                                                5,947      5,947
                                                           --------   --------
               Total Other Assets                           157,394    127,097
                                                           --------   --------
                                                         $1,102,387   $983,688
                                                           ========   ========



The accompanying notes are an integral part of the financial statements.
                                 -2-

                                                        Exhibit A
                                                        ---------


--------------------------------------------------------------------

                 Liabilities and Stockholders' Equity
                 ------------------------------------


                                                            2011        2010
                                                          --------    --------
Current Liabilities
      Accounts payable                                    $   15,249  $  12,892
      Accrued compensation and payroll taxes                  24,631     20,406
      Deferred rent                                                -      3,152
      Other accrued expenses                                   5,692          -
      Accrued vacation                                        16,244     14,294
                                                            --------   --------
               Total Current Liabilities                      61,816     50,744
                                                            --------   --------



Deferred Income Taxes                                         28,534     17,772
                                                            --------   --------


Stockholders' Equity
  Common stock - No par value; 20,000,000 shares
    authorized; 14,935,511 shares issued as of
    both April 30, 2011 and 2010                             660,988    660,988
  Receivable from affiliate                                  (19,699)   (19,699)
  Retained earnings                                          370,748    273,883
                                                            --------   --------
               Total Stockholders' Equity                  1,012,037    915,172
                                                           ---------   --------
                                                          $1,102,387   $983,688
                                                          ==========   ========


The accompanying notes are an integral part of the financial statements.

                                                  Exhibit B
                                                  ---------

                            Biosynergy, Inc.

                          Statements of Income

                  Years Ended April 30, 2011 and 2010

----------------------------------------------------------------------





                                         2011           2010
                                      ----------     ----------
Net Sales                             $1,121,943     $1,090,198

Cost of Sales                            342,564        314,668
                                      ----------     ----------

Gross Profit                             786,379        775,530
                                      ----------     ----------

Operating Expenses
      Marketing                          153,795        152,968
      General and administrative         401,293        430,549
      Research and development            97,076         96,884
                                      ----------     ----------

          Total Operating Expenses       652,164        680,401
                                      ----------     ----------

Income from Operations                   134,215         95,129
                                      ----------     ----------

Other Income
      Interest income                      1,383          5,034
      Other income                         1,921          1,920
                                      ----------     ----------

          Total Other Income               3,304          6,954
                                      ----------     ----------

Income Before Income Taxes               137,519        102,083

Provision for Income Taxes                40,654         28,125
                                      ----------     ----------

Net Income                               $96,865        $73,958
                                      ==========     ==========

Net Income Per Common Share -
  Basic and diluted                      $     -       $      -
                                      ==========     ==========

Weighted-Average Common
  Shares Outstanding                  14,935,511     14,935,511


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

                           Biosynergy, Inc.

                 Statements of Stockholders' Equity

                 Years Ended April 30, 2010 and 2009

--------------------------------------------------------------------


                    Common Stock         Other and   Accumulated
                  -------------------    Related     (Deficit)
                  Shares      Amount     Receivable  Equity          Total
                  ----------  --------   ----------  -----------  ----------
Balance,
April 30, 2009    14,935,511  $660,988    $(19,699)   $199,925       $841,214

Net income                 -         -           -      73,958         73,958
                  ----------  --------   ---------    --------     ----------
Balance,
April 30, 2010    14,935,511   660,988     (19,699)    273,883        915,172

Net income                 -         -           -      96,865         96,865
                  ----------  --------   ----------   --------     ----------
Balance,
April 30, 2011    14,935,511  $660,988    $(19,699)   $370,748     $1,012,037
                  ==========  ========   ==========   ========     ==========








The accompanying notes are an integral part of the financial statements.

                                                            Exhibit D
                                                            ---------

                              Biosynergy, Inc.

                          Statements of Cash Flows

                    Years Ended April 30, 2011 and 2010

----------------------------------------------------------------------

                                                            2011         2010
                                                          --------     --------
Cash Flows from Operating Activities
      Net income                                           $96,865      $73,958
                                                          --------     --------
      Adjustments to reconcile net income
        to net cash provided by operating activities
            Depreciation and amortization                   16,151       17,324
            Deferred income taxes                           10,762        4,753
      Changes in assets and liabilities
                  Accounts receivable                       (1,715)       1,000
                  Interest receivable                           11          530
                  Inventories and prepaid expenses          47,031      (28,772)
                  Accounts payable and accrued expenses     11,072       (2,761)
                                                          --------     --------
                     Total Adjustments                      83,312       (7,926)
                                                          --------     --------
                     Net Cash Provided by
                        Operating Activities               180,177       66,032
                                                          --------     --------
Cash Flows from Investing Activities
      Purchase of equipment                                 (7,495)      (3,872)
      Patents and patents pending                          (31,354)     (20,986)
      Purchases of short-term investments                        -     (100,000)
      Redemption of short-term investments                 100,000      200,000
                                                          --------     --------
                     Net Cash Provided by
                        Investing Activities                61,151       75,142
                                                          --------     --------
Increase in Cash                                           241,328      141,174

Cash, Beginning of Year                                    426,569      285,395
                                                          --------     --------
Cash, End of Year                                         $667,897     $426,569
                                                          ========     ========
Supplemental disclosure of cash flow information
  Income taxes paid                                       $ 16,000     $ 10,232
                                                          ========     ========
  Interest paid                                           $      -     $      -
                                                          ========     ========

The accompanying notes are an integral part of the financial statements.


Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company's primary product, the Hemo Temp II Blood Monitoring Device, accounted for more than 91% of sales for the years ended April 30, 2011 and 2010. The products are sold to hospitals, clinical end users, laboratories and product dealers located throughout the United States.


Note 2 - Summary of Significant Accounting Policies

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current period's presentation of the Company's financial statements.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the years ended April 30, 2011 and 2010.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2011 and 2010, approximates their carrying value.

Recent Accounting Pronouncements

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

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements" (ASU 2010-6). ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification, originally issued as FASB Statement No.157, "Fair Value Measurements", now ASC 820, "Fair Value Measurements and Disclosures" (ASC 820) that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company adopted this pronouncement in the third quarter of fiscal 2011. The adoption of ASU 2010-06 did not have a material impact on its results of operation and financial condition.

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

Note 3 - Short-Term Investments

In May 2008, the Company reinvested $100,000 in a 120-day certificate of deposit at an annual percentage yield of 2.64%. The maturity date was September 18, 2008. As of the maturity date, the Company reinvested the funds in a seven-month certificate of deposit at an annual percentage yield of 3%. The maturity date was April 18, 2009. The Company reinvested the funds in a one-year certificate of deposit an annul percentage yield of 2% with a maturity date of April 22, 2010. As of the maturity date, the Company reinvested the funds in a nine-month certificate of deposit at an annual percentage yield of .5% with a maturity date of January 22, 2011. As of the maturity date, the Company moved these funds into a cash account. The Company invested an additional $100,000 in a certificate of deposit on July 23, 2008 for seven months at an annual percentage yield of 3.51%. The maturity date was February 23, 2009. The Company reinvested the funds in a one-year certificate of deposit at an annual percentage yield of 2.75% with a maturity date of February 23, 2010. As of the maturity date, the Company moved these funds into a cash account.







Note 4 - Inventories

Inventories consist of the following:


                             2011          2010
                         -----------   -----------
	Raw materials 	   $56,901       $54,994
	Work-in-process       17,957        34,795
	Finished goods        12,006        34,877
                         -----------   -----------
                           $86,662      $124,666

Note 5 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2011 and 2010 are as follows:


                                      2011      2010
                                    -------   -------
   Total deferred tax liabilities
       Patents                      $28,369   $17,721
       Prepaid and other              8,773     5,940
                                    -------   -------
                                     37,142    23,661

   Total deferred tax assets
       Accrued vacation pay          (4,726)   (3,293)
       Equipment and leaseholds      (1,068)   (2,183)
       Other		             (2,814)     (413)
                                    -------   -------
                                     (8,608)   (5,889)
                                    -------   -------
   Net deferred income tax
     liabilities                    $28,534   $17,772
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

The provision for income taxes consists of the following components:



                                   2011      2010
                                  -------   -------
	Current
		Federal	          $21,390   $15,652
		State	                  8,502     6,347
                                  -------   -------
                                   29,892    21,999

	Deferred                     10,762     6,126
                                  -------   -------
                                  $40,654   $28,125
                                  =======   =======

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:


                                           Year Ended April 30,
                                             2011     2010
                                           -------   -------
     U.S. federal statutory tax rate         34.0%     34.0%

     State income tax expense, net of
          federal tax benefit                 3.0       3.0
     Effect of graduated federal tax rates   (9.4)    (11.7)
                                           -------   -------
     Effective tax rate                      29.6%     25.3%
                                           =======   =======


Note 6 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2011:


                                                 Stock of Affiliates
                                                  F.K. Suzuki
                                    Biosynergy,   International,   Medlab,
                                    Inc.          Inc.             Inc.
                                   -------------  --------------  --------
F.K. Suzuki International, Inc.      30.1%		  - %		100.0%
Fred K. Suzuki, Officer               6.8            33.0            -
Lauane C. Addis, Officer               .6               -            -
James F. Schembri, Director           8.6               -            -
Mary K. Friske, Officer                .3              .7            -
Laurence C. Mead, Officer              .4             4.0            -
Beverly R. Suzuki, Officer            2.7               -            -
Jeanne S. Addis, as Trustee             -            31.1            -

Note 6 - Related Party Transactions (Continued)


As of April 30, 2011 and 2010, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, $19,699 of the total receivable balance was reclassified as a contra equity account.

A board member, who is also a stockholder, provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $25,403 and $41,813 for the years ended April 30, 2011 and 2010, respectively.

Note 7 - Lease Commitments

In May 2010, the Company entered into a five-year extension of the lease agreement for its current facilities, which expires on April 30, 2015. The base rent under the extended lease is payable in equal monthly installments over the life of the lease. As of April 30, 2011, the Company's approximate total future minimum lease payments are as follows:


Year Ending April 30:
                2012     70,200
                2013     70,200
                2014     70,200
                2015     70,200
                       --------
               Total   $280,800
                       ========

Also included in the lease agreement are escalation clauses for the lessor's increases in property taxes and other operating expenses. Rent expense was $59,249 and $70,081 for fiscal years ended April 30, 2011 and 2010. The Company received a credit of $7,799 for lost office time after a flood in August of 2010.

Note 8 - Major Customers

Shipments to one customer amounted to approximately 33% and 35% of sales in fiscal years 2011 and 2010, respectively. As of April 30, 2011 and 2010, there were outstanding accounts receivable from this customer of approximately $78,000 for both years.

Shipments to another customer accounted for 26% and 24% of sales in fiscal years 2011 and 2010, respectively. As of April 30, 2011 and 2010, there were outstanding accounts receivable from this customer of approximately $26,000 and $22,000, respectively.


Note 9 - Employee Benefit Plan

The Company sponsors a 401(k) plan for all full-time employees. Under the plan, a participant may elect to defer compensation (up to allowable limits). The Company's discretionary contributions for the years ended April 30, 2011 and 2010 were $19,107 and $18,731, respectively.

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


Dated: July 27, 2011


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


Dated: July 27, 2011


/s/ Laurence C. Mead /s/
-----------------------------------------------------
Laurence C. Mead
Vice President/Manufacturing and Development,
Chief Financial Officer, and Chief Accounting Officer

                      Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-K for the year ending April 30, 2011, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2011, and for the period then ended.

Biosynergy, Inc.


/s/ Fred K. Suzuki /s/
---------------------------------------
Fred K. Suzuki
Chairman of the Board, Chief Executive
Officer and President

Dated: July 27, 2011

                      Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the "Company") on Form 10-K for the year ending April 30, 2011, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2011, and for the period then ended.

Biosynergy, Inc.


/s/Laurence C. Mead/s/
-----------------------------------------------------
Laurence C. Mead
Vice President/Manufacturing and Development,
Chief Financial Officer, and Chief Accounting Officer

Dated: July 27, 2011