Form 10-Q
period 2011-07-31
BIOSYNERGY INC
filed 2011-09-15
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0 -12459

Biosynergy, Inc.

(Exact name of registrant as specified in its charter)

Illinois 36-2880990

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

1940 East Devon Avenue, Elk Grove Village, Illinois 60007

(Address of principal executive offices)

847-956-0471

(Registrant’s telephone number, including area code)

____________________________________________________________________

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes No ____

Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⁭ Accelerated filer ⁭

Non-accelerated filer ⁭ (Do not check if a smaller reporting company) Smaller reporting company X

SEC 1296 (03-10) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Balance Sheets

______________________________________________________________________________

ASSETS

July 31, 2011		April 30, 2011
Unaudited		Audited

Current assets
Cash	$706,731	$667,897
Accounts receivable, trade (Net of allowance for doubtful accounts of $500 at July 31, 2011 and April 30, 2011	149,374	150,748
Inventories	103,803	86,662
Prepaid expenses	21,317	25,315

Total current assets	981,225	930,622

Equipment and leasehold improvements
Equipment	198,906	198,906
Leasehold improvements	20,022	20,022
	218,928	218,928

Less accumulated depreciation and amortization	(207,340)	(204,557)

Total equipment and leasehold improvements, net	11,588	14,371

Other assets
Patents less accumulated amortization	13,561	13,825
Pending patents	137,622	137,622
Deposits	5,947	5,947

Total other assets	157,130	157,394
	1,149,943	1,102,387

The accompanying notes are an integral part of the financial statements.

Liabilities and Shareholders’ Equity

July 31, 2011		April 30, 2011
Unaudited		Audited

Current Liabilities
Accounts payable	$20,650	$15,249
Accrued compensation and payroll taxes	20,714	24,631
Other accrued expenses	11,850	5,692
Accrued vacation	25,066	16,244

Total current liabilities	78,280	61,816

Deferred income taxes	28,534	28,534

Shareholders’ equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares outstanding at July 31, 2011 and April 30, 2011	660,988	660,988
Receivable from Affiliate	(19,699)	(19,699)
Retained earnings	401,840	370,748

Total Shareholders’ Equity	1,043,129	1,012,037

	1,149,943	1,102,387

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

_____________________________________________________________________________

	Three months ended July 31,
	2011	2010
	Unaudited	Unaudited

Net Sales	$309,900	$281,158
Cost of Sales	86,027	84,259
Gross Profit	223,873	196,899
Operating Expenses
Marketing	38,981	40,370
General and administrative	118,555	122,853
Research and development	22,837	25,242
Total Operating Expenses	180,373	188,465
Income from Operations	43,500	8,434
Other Income
Interest income	248	338
Other income	480	480
Total Other Income	728	818
Net income before income taxes	44,228	9,252
Provision for income taxes	13,136	2,685
Net Income	$ 31,092	$ 6,567

Net Income per share of common stock-basic and diluted	$ -	$ -
Weighted-Average common stock outstanding-basic and diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2011

Unaudited

	Common stock
	Shares	Amount	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2011	14,935,511	$660,988	$(19,699)	$370,748	$1,012,037

Net Income	-	-	-	31,092	31,092
Balance, July 31, 2011	14,935,511	$660,988	$(19,699)	$401,840	$1,043,129

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	THREE MONTHS ENDED JULY 31,
	2011 ____________	2010 ___________

Cash flows from operating activities
Net income	$31,092	$6,567
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,047	4,513
Changes in assets and liabilities
Accounts receivable	1,374	7,457
Inventories	(17,141)	8,688
Prepaid expenses	3,998	(5,150)
Interest receivable	-	(128)
Accounts payable and accrued expenses	16,464	20,562
Total Adjustments	7,742	35,942

Net cash provided by operating activities	38,834	42,509

Cash flow from investing activities
Patents and patents pending	-	-
Purchase of equipment	-	(7,495)

Net cash used in investing activities	-	(7,495)

Increase in cash and cash equivalents	38,834	35,014

Cash Beginning Period	667,897	426,569

Cash Ending Period	$706,731	$461,583

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2011 Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2011 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 91.18% of the sales during the quarter ending July 31, 2011. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Inventories

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

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. There were no significant differences between the Company’s net income and comprehensive income.

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expenses.

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of July 31:

	2011	2010
Current
Federal	$9,819	$1,991
State	3,317	694
Provision for Income Taxes	$13,136	$2,685

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended July 31,
	2011	2010
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	3.0
Effect of graduated federal tax rates	(9.3)	(8.0)
Effective Tax Rate	29.7%	29.0%

Recent Accounting Pronouncements

In April 2010, FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method of Revenue Recognition – a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force” (ASU 2010-17). ASU 2010-17 provides new authoritative guidance on the milestone method of revenue recognition. The milestone method applies to research and development arrangements in which one or more payments are contingent upon achieving certain future events or circumstances. ASU 2010-17 defines a milestone and provides criteria for determining whether the milestone method is appropriate. This standard is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, on a prospective basis, with earlier application permitted. The adoption of ASU 2010-has not resulted in a material impact on the Company’s results of operation and financial condition.

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements" (ASU 2010-6). ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification, originally issued as FASB Statement No.157, "Fair Value Measurements", now ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-

Note 2 – Summary of Significant Accounting Policies (Continued)

10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company adopted this pronouncement in the third quarter of fiscal 2011 and the adoption of ASU 2010-06 has not resulted in a material impact on its consolidated results of operation and financial condition.

In October 2009, the FASB issued ASC 605-25, “Revenue Recognition” (ASC 605-25). ASC 605-25 modifies the fair value requirements of revenue recognition on multiple element arrangements by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specified objective evidence, (b) third-party evidence, or (c) estimates. In addition, ASC 605-25 eliminates the residual method of allocation and significantly expands the disclosure requirements for such arrangements. ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. ASC 605-25 has not resulted in a material impact on the Company’s consolidated results of operation and financial condition.

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

Note 3 – Inventories

Components of inventories are as follows:

	July 31, 2011	April 30, 2011

Raw materials	$67,707	$56,901
Work-in-process	21,667	17,957
Finished goods	14,429	12,006
	$103,803	$86,662

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2011:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International(1)	Medlab, Inc.
F.K. Suzuki International, Inc	30.1%	- %	100.0%
Fred K. Suzuki, Officer	6.8	33.0	-
Lauane C. Addis, Officer	.6	-	-
Jeanne S. Addis, Trustee	-	31.1	-
James F. Schembri, Director	8.6	-	-
Mary K. Friske, Officer	.3	.7	-
Laurence C. Mead, Officer	.4	4.0	-
Beverly K. Suzuki, Officer	2.7	-	-

_________________

(1) As of July 31, 2011 and April 30, 2011, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

Note 6 - Major Customers

Shipments to one customer amounted to 30.08% of sales during the first three months of Fiscal 2012 compared to 33.32% during the three month period ending July 31, 2010. As of July 31, 2011, there were outstanding accounts receivable from this customer of $62,355 compared to $67,955 at July 31, 2010. Shipments to another customer amounted to 28.56% of sales during the first three months of Fiscal 2012 and 28.18% of sales during the first three months of Fiscal 2011. As of July 31, 2011, there were outstanding accounts receivable from this customer of approximately $37,440 compared to $33,920 at July 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending July 31, 2011 (“1st Quarter”), the net sales increased 10.22%, or $28,742, as compared to net sales for the comparative quarter ending in 2010. This increase in sales was primarily the result of an increase in HemoTempR II and HemoTempR sales during the 1st Quarter. As of July 31, 2011, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $728 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $248.

Costs and Expenses

General

The operating expenses of the Company during the 1st Quarter decreased overall by 4.29%, or $8,092, as compared to the 1st Quarter in 2010, primarily due to a decrease in legal expenses. See “General and Administrative Expenses” below.

Cost of Sales

The cost of sales during the 1st Quarter increased by $1,768 as compared to these expenses during the same quarter ending in 2010. This increase was due primarily to increased salaries and production supplies. As a percentage of sales, the cost of sales were 27.76% during the 1st Quarter and 29.97% for the comparative quarter ending in 2010. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sale as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs decreased $2,405, or 9.53%, as compared to the same quarter in 2010. This decrease was primarily due to decreased salaries. The Company is continuing to investigate certain compounds for use in food and other products as antibacterial agents and research intended to improve and expand the Company’s current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

Marketing Expenses

Marketing expenses for the 1st Quarter decreased by $1,389 or 3.44%, as compared to the quarter ending July 31, 2010. The Company experienced decreased costs for graphic design of promotional material and decreased outside salesman’s cost during the 1st Quarter accounting for the overall decrease in Marketing expenses.

General and Administrative Expenses

General and administrative costs decreased by $4,298, or 3.50%, as compared to the 1st Quarter ending in 2010. This decrease was primarily the result of a decrease in employee benefits and legal fees incurred in the ordinary course of business. Except for unforeseen expenses, increases to employee compensation associated with the Company’s 401(k) plan and bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2012.

Net Income

The Company realized net income of $31,092 during the 1st Quarter as compared to a net income of $6,567 for the comparative quarter of the prior year. The increase in net income was primarily a result of increased sales and a decrease in legal fees.

Assets/Liabilities

General

Since April 30, 2011 the Company’s assets have increased by $47,556 and liabilities have increased by $16,464. The increase in assets (primarily cash and inventories) is a result of positive cash flow from operations.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2011 and April 30, 2011. This account primarily represents common expenses incurred in the ordinary course of business which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company has been reclassified as a reduction of FKSI’s capital in the Company. See “Financial Statements.”

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 12.53 to 1, has decreased compared to 15.05 to 1 at April 30, 2011, primarily due to a higher percentage increase in current liabilities than current assets. This decrease is not indicative of a material change in the financial condition of the Company, but rather a normal fluctuation due to the timing of payment of vendors. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

The increase in liabilities was due primarily to increased accrued vacation and accounts payable incurred during the 1st Quarter.

Liquidity and Capital Resources

During the 1st Quarter, the Company experienced an increase in working capital of $34,139. This was primarily due to an increase in current assets.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company’s current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its accounts receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $38,834 during the three month period ending July 31, 2011. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2011.

As of July 31, 2011, the Company had $981,225 of current assets available. Of this amount, $21,317 was prepaid expenses, $103,803 was inventory, $149,374 was net trade receivables and $706,731 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

Effects of Inflation. With the exception of raw material and labor costs increasing with inflation, inflation has not had a material effect on the Company’s revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.

Critical Accounting Policies and Estimates. On December 12, 2001, the SEC issued FR-60 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation, including the judgments and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the 1st Quarter. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

Allowance for Bad Debts. The Company periodically performs credit evaluations of its customers and generally does not require collateral to support amounts due from the sale of its products. The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable.

Forward-Looking Statements

This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company’s business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors, risks inherit in marketing new products, as well as other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information. The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by independent public accountants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is the interest rate risk associated with its short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates. Thus, the Company’s operations are not exposed to financial risk that will have a material impact on its financial position and results of operation.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending July 31, 2011 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending July 31, 2011, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending July 31, 2011, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending July 31, 2011, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Removed and Reserved.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending July 31, 2011, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

(3) Articles of Incorporation and By-laws(i)

(4) Instruments defining rights of security holders,

including indentures - none.

(10) Material Contracts – none.

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

Rule 13a-14(b) under the Securities Exchange Act of 1934 and

18 U.S.C. Sect. 1350. Filed herewith.

(32.2) Certification of the Chief Accounting Officer pursuant to

Rule 13a-14(b) under the Securities Exchange Act of 1934 and

18 U.S.C. Sect. 1350. Filed herewith.

____________________

(i) Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended and Restated By-Laws, to the Company’s Current Statement on Form 8-K dated as of July 2, 2009 filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date September , 2011 /s/ Fred K. Suzuki

Fred K. Suzuki

Chief Executive Officer, Chairman of the Board, and

President

Date September , 2011 /s/ Laurence C. Mead

Laurence C. Mead

Chief Operating Officer, Chief Financial Officer,

Chief Accounting Officer and Treasurer

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.                  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.                  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: September __, 2011

/s/ Fred K. Suzuki

----------------------------------------------------------

Fred K. Suzuki

Chief Executive Officer

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.                  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: September __, 2011

/s/ Laurence C. Mead

----------------------------------------------------------

Laurence C. Mead

Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2011, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki

--------------------------------------------

Fred K. Suzuki

Chairman of the Board, Chief Executive

Officer and President

Dated: September __, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2011, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead

--------------------------------------------

Laurence C. Mead

Chief Operating Officer, Chief Financial Officer,

Chief Accounting Officer and Treasurer

Dated: September __, 2011