Form 10-Q
period 2011-10-31
BIOSYNERGY INC
filed 2011-12-15
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

: QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

9 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number 0 -12459

Biosynergy, Inc.

(Exact name of registrant as specified in its charter)

Illinois 36-2880990

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

1940 East Devon Avenue, Elk Grove Village, Illinois 60007 847-956-0471

(Address of principal executive offices) (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __ Accelerated filer __

Non-accelerated filer __ (Do not check if a smaller reporting company) Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Balance Sheets

IMAGE OMITTED

ASSETS

	October 31, 2011 Unaudited	April 30, 2011
Current Assets
Cash	$724,058	$667,897
Accounts Receivable, Trade (Net of allowance for Doubtful accounts of $500 at October 31, 2011 and April 30, 2011)	144,002	150,748
Inventories	100,099	86,662
Prepaid Expenses	15,890	25,315

Total Current Assets	984,049	930,622

Equipment and Leasehold Improvements
Equipment	203,120	198,906
Leasehold Improvements	20,022	20,022
	223,142	218,928

Less accumulated depreciation and amortization	(209,186)	(204,557)

Total Equipment and Leasehold Improvements, Net	13,956	14,371
Other Assets
Patents less Accumulated Amortization	13,297	13,825
Pending Patents	141,004	137,622
Deposits	5,947	5,947

Total Other Assets	160,248	157,394

	$1,158,253	$1,102,387

The accompanying notes are an integral part of the financial statements.

IMAGE OMITTED

Liabilities and Shareholders’ Equity

	October 31, 2011 Unaudited	April 30, 2011 Audited
Current Liabilities
Accounts Payable	$21,309	$15,249
Accrued Compensation and Payroll Taxes	10,727	24,631
Other Accrued Expenses	8,398	5,692
Accrued Vacation	25,913	16,244

Total Current Liabilities	66,347	61,816

Deferred Income Taxes	28,534	28,534

Shareholders’ Equity
Common Stock, no par value; 20,000,000 authorized shares issued: 14,935,511 Shares at October 31, 2011 and April 30, 2011	660,988	660,988
Receivable from Affiliate	(19,699)	(19,699)
Retained Earnings	422,083	370,748

Total Shareholders’ Equity	1,063,372	1,012,037

	$1,158,253	$1,102,387

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

IMAGE OMITTED

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Net Sales	$299,096	$282,999	$608,996	$564,157
Cost of Sales	91,736	81,506	177,763	165,764
Gross Profit	207,360	201,493	431,233	398,393

Operating Expenses
Marketing	39,797	34,581	78,778	74,951
General and Administrative	108,481	86,525	227,036	209,379
Research and Development	27,404	23,371	50,241	48,613

Total Operating Expenses	175,682	144,477	356,055	332,943

Income from Operations	31,678	57,016	75,178	65,450
Other Income
Interest Income	233	327	481	665
Other Income	480	480	960	960

Total Other Income	713	807	1,441	1,625

Net Income Before Income Taxes	32,391	57,823	76,619	67,075

Provision for Income Taxes	12,148	16,780	25,284	19,465
Net Income	$20,243	$41,043	$51,335	$47,610

Net Income Per Common Stock – Basic and Diluted	$ -	$ -	$ -	$ -
Weighted-Average Common Stock Outstanding – Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2011

(Unaudited)

Common Stock Receivable Retained

Shares Amount from Affiliate Earnings Total

Balance, May 1,

2011 14,935,511 $660,988 $ (19,699) $ 370,748 $1,012,037

Net Income - - - 51,335 51,335

_________ ________ _________ ________ _________

Balance, October 31,

2011 14,935,511 $660,988 $ (19,699) $ 422,083 $1,063,372

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended October 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$51,335	$47,610
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	5,157	8,937
Changes in assets and liabilities
Accounts receivable	6,746	21,852
Inventories	(13,437)	27,586
Prepaid expenses	9,425	13,696
Interest receivable	-	(256)
Accounts payable and accrued expenses	4,531	2,861

Total Adjustments	12,422	74,646

Net Cash Provided by Operating Activities	63,757	122,286

Cash Flow from Investing Activities
Patents and Patents Pending	(3,382)	(9,082)
Purchase of Equipment	(4,214)	(7,495)

Net Cash (Used In) Investing Activities	(7,596)	(16,577)

Increase in Cash and Cash Equivalents	56,161	105,709

Cash Beginning Period	667,897	426,569

Cash Ending Period	$724,058	$532,278

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2011 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 2011 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 93.92% of the sales during the quarter ending October 31, 2011. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. There were no differences between the Company’s net income and comprehensive income.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of October 31:

	2011	2010
Current
Federal	$18,158	$14,434
State	7,126	5,031
Provision for Income Taxes	$25,284	$19,465

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended October 31,
	2011	2010
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	3.0
Effect of graduated federal tax rates	(6.0)	(8.0)
Effective Tax Rate	33.0%	29.0%

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

Note 3 – Inventories

Components of inventories are as follows:

	October 31, 2011	April 30, 2011

Raw materials	$81,530	$56,901
Work-in-process	12,146	17,957
Finished goods	6,423	12,006
	$100,099	$86,662

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2011:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International(1)	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%(2)	- %	100.0%
Fred K. Suzuki, Officer	6.8	33.0	-
Lauane C. Addis, Officer	.03(2)	-	-
Jeanne S. Addis, Trustee	-	31.1	-
James F. Schembri, Director	8.6	-	-
Mary K. Friske, Officer	.3	.7	-
Laurence C. Mead, Officer	.4(2)	4.0	-
Beverly K. Suzuki, Officer	2.7	-	-

_________________

(1) As of October 31, 2011 and April 30, 2011, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

(2) As of April 21, 2010, a number of shares of stock of the Company were escheated to the State of Illinois as a result of incorrect shareholder addresses maintained by the Company’s transfer agent. These shares were sold at auction by the State of Illinois on January 13, 2011. The escheated stock includes shares owned by FKSI (12,676 escheated shares), Lauane C. Addis (5,000 escheated shares) and Laurence C. Mead (1,000 escheated shares). The percentage ownership indicated in the table reflects the escheatment of such shares.

Note 6 - Major Customers

Shipments to one customer amounted to 30.57% of sales during the first six months of Fiscal 2012 compared to 31.49% during the comparative Fiscal 2011 period. As of October 31, 2011, there were outstanding accounts receivable from this customer of $59,800 compared to $62,630 at October 31, 2010. Shipments to another customer amounted to 28.54% of sales during the first six months of Fiscal 2012 and 27.11% of sales during the first six months of Fiscal 2011. As of October 31, 2011, there were outstanding accounts receivable from this customer of approximately $42,240 compared to $25,445 at October 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending October 31, 2011 (“2nd Quarter”), the net sales increased 5.68%, or $16,097, and increased 7.94%, or $44,839 during the six month period ending October 31, 2011, as compared to net sales for the comparative periods ending in 2010. This increase in sales is primarily the result of an increase in the unit sales of HemoTemp II and HemoTemp II Activator. As of October 31, 2011, the Company had no back orders.

In addition to the above, the Company had $713 and $1,441 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the 2nd Quarter and the six month period ending October 31, 2011, respectively.

Costs and Expenses

General

The operating expenses of the Company during the 2nd Quarter increased overall by 21.59%, or $31,205 and increased by 6.94%, or $23,112 for the six month period ending October 31, 2011, as compared to the same periods ending in 2010. These increases were primarily due to an increase in salaries and one-time expenditures described below.

Cost of Sales

The overall cost of sales during the 2nd Quarter increased by $10,230 and increased by $11,999 during the six month period ending October 31, 2011 as compared to the same periods ending in 2010 as a result of an increase in unit sales. As a percentage of sales, the cost of sales were 30.67% during the 2nd Quarter and 28.8% for the comparative quarter ending in 2010; and 29.18% during the six month period ending October 31, 2011 compared to 29.38% in 2010. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $4,033, or 17.25%, during the 2nd Quarter as compared to the same quarter in 2010. These costs increased by $1,628, or 3.34%, during the six month period ending October 31, 2011 as compared to the same period in 2010. This increase is primarily due to expenses incurred on a one-time basis during the 2nd Quarter related to an FDA user fee, and the purchase of laboratory equipment. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products and research intended to improve its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete its investigation and development of the bacteria retardant agents.

On November 8, 2011, the Company filed a patent application relating to a fold-over cooling pack, patent application number 29/405912. This patent application is pending review by the U.S. Patent and Trademark office. It is uncertain whether the patent pending will ultimately be approved, or, if approved, will be approved as currently presented. Although patent and trademark protection is important, management believes no material adverse effects to the Company's operations will result in the event this patent is not obtained, or, if obtained, such patent is held to be invalid.

Marketing Expenses

Marketing expenses for the 2nd Quarter increased by $5,216, or 15.08%, as compared to the quarter ending October 31, 2010 and increased by $3,827, or 5.1%, during the six month period ending October 31, 2011 compared to the six-month period ending October 31, 2010. This increase was primarily due to an increase in salaries as the result of hiring a New Business Coordinator and Assistant to the President during the six month period ending October 31, 2011.

General and Administrative Expenses

General and administrative costs increased by $21,956, or 25.37%, in the 2nd Quarter, and increased by $17,657, or 8.43%, during the six month period ending October 31, 2011, as compared to the same periods in 2010. This overall increase was due primarily to the accrual of a bonus for Fred K. Suzuki, President, an increase in salaries, and office supply and insurance expenses. Except for unforeseen items, and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2012.

Net Income

The Company realized a net income of $20,243 during the 2nd Quarter as compared to a net income of $41,043 for the comparative quarter in the prior year. The Company also realized a net income of $51,335 for the six month period ending October 31, 2011 as compared to a net income of $47,610 during the same period in 2010. The overall increase in net income is a result of an increase in net sales offset by an increase in operating expenses.

Assets/Liabilities

General

Since April 30, 2011, the Company's assets have increased by $55,866 and liabilities have increased by $4,531. The increase in assets, primarily cash and pending patents is due to the overall profitability of the Company and investment in the development of potential products since April 30, 2011.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2011 and April 30, 2011. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company is classified as a reduction of FKSI’s capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 14.83 to 1, has decreased slightly compared to 15.05 to 1 at April 30, 2011. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2011, the Company experienced an increase in working capital of $48,896. This is primarily due to the Company’s net income sustained during the six month period ending October 31, 2011.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of inventory to meet the delivery requirements of customers and thus, inventory represents a substantial portion of the Company’s investment in current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

The cash provided by operating activities was $63,757 during the six month period ending October 31, 2011. $7,596 was used for patent expenses and equipment purchases during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the six month period ending October 31, 2011.

As of October 31, 2011, the Company had $984,049 of current assets available. Of this amount, $15,890 was prepaid expenses, $100,099 was inventory, $144,002 was net trade receivables and $724,058 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates. The Company’s operations are not exposed to financial risk that will have a material impact on its financial position and results of operation.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2011 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2011, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending October 31, 2011, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending October 31, 2011, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Removed and Reserved.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending October 31, 2011, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date December 15, 2011 /s/ Fred K. Suzuki

Fred K. Suzuki

Chief Executive Officer, Chairman of the Board, and

President

Date December 15, 2011 /s/ Laurence C. Mead

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

Dated: December 15, 2011

/s/Fred K. Suzuki

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

Dated: December 15, 2011

/s/ Laurence C. Mead

Laurence C. Mead

Vice President/Manufacturing and

Development, Chief Financial Officer,

and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2011, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki

Fred K. Suzuki

Chairman of the Board, Chief Executive

Officer and President

Dated: December 15, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2011, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead

Laurence C. Mead

Vice President/Manufacturing and Development,

Chief Financial Officer, and Chief Accounting Officer

Dated: December 15, 2011