Form 10-Q
period 2012-01-31
BIOSYNERGY INC
filed 2012-03-16
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

: QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2012: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

IMAGE OMITTED

ASSETS

	January 31, 2012 Unaudited	April 30, 2011 Audited
Current Assets
Cash	$743,993	$667,897
Accounts receivable, Trade (Net of allowance for doubtful accounts of $500 at January 31, 2012 and April 30, 2011)	157,194	150,748
Inventories	91,361	86,662
Prepaid Expenses	25,267	25,315

Total Current Assets	1,017,815	930,622

Equipment and Leasehold Improvements
Equipment	203,120	198,906
Leasehold Improvements	20,022	20,022
	223,142	218,928

Less Accumulated Depreciation and Amortization	(212,156)	(204,557)

Total Equipment and Leasehold Improvements, Net	10,986	14,371

Other Assets
Patents less Accumulated Amortization	13,032	13,825
Pending Patents	143,925	137,622
Deposits	5,937	5,947

Total Other Assets	162,894	157,394

	$1,191,695	$1,102,387

The accompanying notes are an integral part of the financial statements.

IMAGE OMITTED

Liabilities and Shareholders’ Equity

	January 31, 2012 Unaudited	April 30, 2011 Audited
Current Liabilities
Accounts Payable	$12,571	$15,249
Accrued Compensation and Payroll Taxes	3,472	24,631
Income Taxes Payable	12,993	-
Accrued Vacation	20,692	16,244
Other Accrued Expenses	5,692	5,692

Total Current Liabilities	55,420	61,816

Deferred Income Taxes	28,534	28,534

Shareholder’s Equity
Common Stock, No Par Value; 20,000,000 Authorized Shares Issued: 14,935,511 Shares at January 31, 2012 and at April 30, 2011	660,988	660,988
Receivable from Affiliate	(19,699)	(19,699)
Retained Earnings	466,452	370,748

Total Shareholders’ Equity	1,107,741	1,012,037

	$1,191,695	$1,102,387

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Operations

(unaudited)

IMAGE OMITTED

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2012	2011	2012	2011

Net Sales	$305,364	$298,725	914,360	$862,882
Cost of Sales	83,320	94,717	261,083	260,482
Gross Profit	222,044	204,008	653,277	602,400
Operating Expenses
Marketing	43,458	38,262	122,236	113,212
General and Administrative	88,775	89,574	315,811	298,953
Research and Development	23,192	23,005	73,433	71,618

Total Operating Expenses	155,425	150,841	511,480	483,783

Income from Operations	66,619	53,167	141,797	118,617
Other Income
Interest Income	263	483	744	1,148
Other Income	480	481	1,440	1,441

Total Other Income	743	964	2,184	2,589

Net Income Before Income Taxes	67,362	54,131	143,981	121,206

Provision for Income Taxes	22,993	15,721	48,277	35,186
Net Income	44,369	$38,410	95,704	$86,020

Net Income Per Common Share – Basic and Diluted	$ -	$ -	$ -	$ -
Weighted-Average Shares of Common Stock Outstanding – Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

NINE MONTHS ENDED January 31, 2012

Unaudited

	Common Stock Shares	Common Stock Amount	Other and related Receivables	Retained Earnings	Total
Balance, May 1, 2011	14,935,511	$660,988	($19,699)	$370,748	$1,012,037
Net Income	-	-	-	95,704	95,704
Balance, January 31, 2012	14,935,511	$660,988	($19,699)	$466,452	$1,107,741

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended January 31
	2012	2011

Cash Flows from Operating Activities
Net Income	$95,704	$86,020
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities: Depreciation and Amortization	8,392	12,900
Changes in Assets and Liabilities
Accounts Receivable	(6,446)	(7,825)
Inventories	(4,699)	41,398
Prepaid Expenses and Other	58	8,430
Interest Receivable	-	11
Accounts Payable and Accrued Expenses	(6,396)	28,777

Total Adjustments	(9,091)	83,691

Net Cash Provided by Operating Activities	86,613	169,711

Cash Flow from Investing Activities
Patents and Patents Pending	(6,303)	(30,528)
Equipment and Leasehold Improvements	(4,214)	(7,495)
Redemption of Short-Term Investments	-	100,000

Net Cash Provided by (Used in) Investing Activities	(10,517)	61,977

Increase in Cash and Cash Equivalents	76,096	231,688
Cash Beginning Period	667,897	426,569
Cash Ending Period	743,993	$658,257

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2011 Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2012 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.62% of the sales during the quarter ending January 31, 2012. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. The Company’s income tax returns for the years ending April 30, 2009, 2010 and 2011 are subject to examination by the IRS and State of Illinois, generally for three years after they were filed. There are no tax examinations in process. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of January 31:

	2012	2011
Current
Federal	$34,877	$26,096
State	13,390	9,090
Provision for Income Taxes	$48,277	$35,186

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended January 31,
	2012	2011
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	3.0
Effect of graduated federal tax rates	(5.5)	(8.0)
Effective Tax Rate	33.5%	29.0%

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in single continuous statement of income or separately in consecutive statements of income and comprehensive income. The Company’s adoption of ASU 2011-05 did not have a material impact on its financial condition or results of operations.

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

Note 3 – Inventories

Components of inventories are as follows:

	January 31, 2012	April 30, 2011

Raw materials	$74,346	$56,901
Work-in-process	8,780	17,957
Finished goods	8,235	12,006
	$91,361	$86,662

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2012:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International(1)	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%(2)	- %	100.0%
Fred K. Suzuki, Officer	6.8	33.0	-
Lauane C. Addis, Officer	.03(2)	-	-
Jeanne S. Addis, Trustee	-	31.1	-
James F. Schembri, Director	8.6	-	-
Mary K. Friske, Officer	.3	.7	-
Laurence C. Mead, Officer	.4(2)	4.0	-
Beverly K. Suzuki, Officer	2.7	-	-

_________________

(1) As of January 31, 2012 and April 30, 2011, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

(2) As of April 21, 2010, a number of shares of stock of the Company were escheated to the State of Illinois as a result of incorrect shareholder addresses maintained by the Company’s transfer agent. These shares were sold at auction by the State of Illinois on January 13, 2011. The escheated stock includes shares previously owned by FKSI (12,676 escheated shares), Lauane C. Addis (5,000 escheated shares) and Laurence C. Mead (1,000 escheated shares). The percentage ownership indicated in the table reflects the escheatment of such shares.

Note 6 - Major Customers

Shipments to one customer amounted to 31.54% of sales during the first nine months of Fiscal 2012 compared to 31.59% during the comparative Fiscal 2011 period. As of January 31, 2012, there were outstanding accounts receivable from this customer of $74,810 compared to $72,750 at January 31, 2011. Shipments to another customer amounted to 28.51% of sales during the first nine months of Fiscal 2012 and 27.33% of sales during the first nine months of Fiscal 2011. As of January 31, 2012, there were outstanding accounts receivable from this customer of $32,405 compared to $39,250 at January 31, 2011.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending January 31, 2012 (“3rd Quarter”), the net sales increased 2.2%, or $6,639, and increased 5.96%, or $51,478, during the nine month period ending January 31, 2012, as compared to net sales for the comparative periods ending in 2011. This increase in sales is primarily the result of an increase in unit sales of HemoTempR II and the one-time sale of a specialty indicator to a customer in the amount of $4,900.

In addition, during the 3rd Quarter the Company had $743 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party as compared to $964 in the prior year.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter increased overall by 3.03%, or $4,584, as compared to the 3rd quarter in 2011 primarily due to an increase in salaries, 401(k) plan contributions and lab supplies. The operating expenses of the Company increased by 5.73%, or $27,697, for the nine month period ending January 31, 2012, primarily due to salaries, legal expenses, general insurance, lab and office supplies.

Cost of Sales

The cost of sales during the 3rd Quarter decreased by $11,397, and increased by $601 during the nine month period ending January 31, 2012 as compared to these expenses during the same periods ending in 2011. The decrease during the 3rd Quarter was primarily due to decreased costs of raw inventory and salaries. As a percentage of sales, the cost of sales were 27.28% during the 3rd Quarter, 31.7% for the comparative quarter ending in 2011, and 28.55% during the nine month period ending January 31, 2012 compared to 30.19% in 2011. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $187, or .81%, during the 3rd Quarter as compared to the same quarter in 2011. These costs increased by $1,815, or 2.53%, during the nine month period ending January 31, 2012 as compared to the same period in 2011. The overall increase in research and development expense is due primarily to an increase in purchases of lab supplies. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of these products.

Marketing Expenses

Marketing expenses for the 3rd Quarter increased by $5,196, or 13.58%, as compared to the quarter ending January 31, 2011. These costs increased by $9,024, or 7.97%, during the nine month period ending January 31, 2012 as compared to the same period in 2011. The increase is due to an increase in salaries and medical insurance due to a new full time employee.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter decreased by $799, or .89%, as compared to the 3rd quarter ending January 31, 2011, primarily due to decreased medical insurance during the 3rd Quarter. General and administrative costs have increased overall by $16,858, or 5.63%, during the nine month period ending January 31, 2012, as compared to the same periods in 2011, primarily due to an increase in salary, office supplies, general insurance and legal fees.

Net Income

The Company realized a net income of $44,369 during the 3rd Quarter as compared to a net income of $38,410 for the comparative quarter in the prior year. The Company also realized a net income of $95,704 for the nine month period ending January 31, 2012 as compared to a net income of $86,020 during the same period in 2011. The increase in net income is a direct result of an increase in sales.

Assets/Liabilities

General

Since April 30, 2011, the Company's assets have increased by $89,308 and liabilities have decreased by $6,396. The increase in assets, primarily cash, accounts receivable and inventory, is a result of the Company’s increase in sales and profits.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2012 and April 30, 2011. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See “Financial Statements.” No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 18.36 to 1, has increased compared to 15.05 to 1 at April 30, 2011. This increase in ratio of current assets to current liabilities is a result of increased cash, accounts receivable and inventory. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the nine month period ending January 31, 2012, the Company experienced an increase in working capital of $93,589. This is primarily due to the Company’s increase in cash and a decrease in accrued expenses.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. The Company believes that it will be able to maintain adequate inventory to supply its customers on a timely basis by careful planning and forecasting demand for its products. However, the Company is nevertheless required to carry a minimum amount of finished inventory and raw materials to meet the delivery requirements of customers and thus, inventory represents a material portion of the Company’s investment in current assets.

The Company presently grants payment terms to customers and dealers of 30 days. Although the Company experiences varying collection periods of its accounts receivable, based on past experience, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $86,613 during the nine month period ending January 31, 2012. An aggregate of $10,517 was used for equipment purchases and patent application expenditures during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month periods ending January 31, 2012 or 2011.

As of January 31, 2012, the Company had $1,017,815 of current assets available. Of this amount, $25,267 was prepaid expenses, $91,361 was inventory, $157,194 was net trade receivables and $743,993 was cash. The Company’s available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Effects of Inflation. With the exception of inventory and labor costs increasing with inflation, inflation has not had a material effect on the Company’s revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.

Critical Accounting Policies and Estimates. The Company’s accounting policies are disclosed in Note 1 to the Financial Statements for the 3rd Quarter. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or used different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Historically, the Company’s primary exposure to market risk has been interest rate risk associated with its short term money market investments. The Company currently does not have any money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. Thus, the Company does not have any credit facilities with variable interest rates. The Company’s operations are not exposed to financial risk that will have a material impact on its financial position and results of operation.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2012 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2012, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending January 31, 2012, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending January 31, 2012, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending January 31, 2012, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Rule 13a-14(b) under the Securities Exchange Act of 1934 and

18 U.S.C. Sect. 1350. Filed herewith.

(32.2) Certification of the Chief Accounting Officer pursuant to

Rule 13a-14(b) under the Securities Exchange Act of 1934 and

18 U.S.C. Sect. 1350. Filed herewith.

(101) The following materials for Biosynergy’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes(ii).

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

(ii) Pursuant to Rule 406T of Regulation S-T, the Interactive Date Filed on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date March 16, 2012 /s/ Fred K. Suzuki

Fred K. Suzuki

Chief Executive Officer, Chairman of the Board, and

President

Date March 16, 2012 /s/ Laurence C. Mead

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

Dated: March 16, 2012

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

Dated: March 16, 2012

/s/ Laurence C. Mead

----------------------------------------------------------

Laurence C. Mead

Vice President/Manufacturing and

Development, Chief Financial Officer,

and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2012, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki

--------------------------------------------

Fred K. Suzuki

Chairman of the Board, Chief Executive

Officer and President

Dated: March 16, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2012, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead

--------------------------------------------

Laurence C. Mead

Vice President/Manufacturing and Development,

Chief Financial Officer, and Chief Accounting Officer

Dated: March 16, 2012