Form 10-K
period 2012-04-30
BIOSYNERGY INC
filed 2012-07-27
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 4/30/12

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes[ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]

(do not check if a smaller reporting company)

Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2012 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2012 was 14,935,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 15.

Part I

Item 1. Business.

General Development of Business. Biosynergy, Inc. (the "Company") was incorporated as an Illinois corporation on February 9, 1976. The Company was formed primarily for the purpose of developing, manufacturing, and marketing products utilizing cholesteric liquid crystals. The Company presently manufactures and markets disposable medical, laboratory, and industrial thermometric and thermographic cholesteric liquid crystal devices. The Company also distributes an electronic heat block used as an activator for its HemoTempR II Core Correlated Blood Monitoring Device manufactured by a third party to specifications of the Company.

The Company did not enter into any agreements materially affecting its operations during Fiscal 2012. The Company experienced an increase in sales of $111,917 or 9.9% in Fiscal 2012. Sales of $1,240,860 in Fiscal 2012 were the highest in the Company’s history. The Company realized an after income tax profit of $124,756 for Fiscal 2012 compared to an after income tax profit of $96,865 for Fiscal 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company did not introduce any new products to its product line, but did conduct an OEM project in Fiscal 2012. The Company, however, continued its development and review of the proposed products described in “Thermographic and Thermometric Devices and Accessories” below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2012. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company’s revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2012 and 2011. For a description of these products, see “Narrative Description of Business.”

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

Thermographic and Thermometric Devices and Other Products. During the fiscal year ending April 30, 2012 the Company manufactured and marketed various medical, laboratory, and consumer thermometric and thermographic devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

1. The HemoTempR Core Correlated Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-3o C., and not allowed to exceed 6-10oC. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTempR BMD monitors the core temperature of a blood bag from 1-12o C., and replaces the impractical mercury thermometer susceptible to breakage. HemoTempR BMD once attached to the blood bag is usable throughout the life of the blood.

2. HemoTempR II Core Correlated BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 6-10o C. HemoTempR II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 3o C. After being activated, the irreversible indicator remains blue colored for at least 72 hours if the blood is kept at 3° C, however, if the blood is warmed to a temperature of 6-10o C. or above, the indicator will lose its blue color much more rapidly or the indicator will change color; the nature and degree of the color change depend on the temperature of the sample and the time at each temperature. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9o C. HemoTempR II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

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

7. StaFreezR Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20 o C. Once the frozen product exceeds -20o C., the liquid crystal indicator will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

8. ThermolyzerTM Liquid Conductive Cooling/Heating Device is a small product for providing continuous heating or cooling of medical fluids which are administered to patients, particularly for patients undergoing intravenous fluid administration during surgery or post-operative recovery. The device does not use electricity for heating or cooling the medical fluids. The heating or cooling is accomplished by conduction, which is a process for transporting energy in a medium from one location to another without the involvement of any visible movement. Marketing of this device is subject to FDA pre-market approval, which is in process.

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

2. The Company is also investigating production methods for the bacteria growth retardant compound described in Paragraph 1 above. In this regard, the Company has developed certain proprietary technology related to the processing of these compounds. The Company has filed for one patent related to the processing and manufacture of bacteria growth retardant compounds for use in food and other products and one patent related to the use of such compounds (see “Patents and Trademarks”).

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

5. The Company is investigating the feasibility of additional products to systematize the use of its thermometric and thermographic liquid crystal devices as well as alternative technologies to supplement its current product line where the Company’s current products are not suitable. The results of such investigations are not available at this time.

Manufacturing. The Company manufactures all of its products except for the HemoTempR II Activator and ThermolyzerTM. These products are manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has thirty-six years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company’s net sales in Fiscal 2012. During Fiscal 2012, Fisher Scientific Company (“Fisher”) accounted for 32.6% of the Company's sales. Cardinal Health, Inc. (“Cardinal”) accounted for 28.7% of Company sales during Fiscal 2012. Management believes distributors will continue to be an important part of the Company’s sales and distribution system in the future.

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

At the present, one full-time and two part-time employees are engaged in marketing the Company's products. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company directly markets and sells to industrial customers.

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

The Company was granted a patent, “Liquid Conductive Cooling/Heating Device and Method of Use”, Patent Number US 7,276,046 B1, relating to the Company’s thermolyzer, on October 2, 2007. This patent will expire on June 6, 2024.

The Company has filed three patents which are pending related to its products and products under development. One patent entitled “Method of Producing Eggshell Powder,” application number 10/535,779 was filed on August 4, 2005 replacing provisional patent application number 60/474,175 filed May 29, 2003 and provisional patent number 60/575,336 filed May 27, 2004. Another patent, “Eggshell Antimicrobial Agent and Method of Use”, application number 11/108,584 was filed April 18, 2005 replacing provisional patent application number 60/638,548 filed December 22, 2004. The application was published as U.S. Pat. Publication No. 2006/0062857. The subject of this patent is the Company’s bacteria growth retardant under development. These patent applications are pending review by the U.S. Patent and Trademark office. See “Products Under Development.” It is uncertain whether the patent pending related to the use of the bacteria growth retardant will ultimately be approved, or, if approved, will be approved as currently presented. The third patent, “Fold-Over Cooling Pack”, application number 29/405,912, was filed on November 8, 2011. The subject of this patent is a design for a different gel-pak. Industrial Design Applications have also been filed in Turkey on May 7, 2012 (2012/03234), India on May 2, 2012 (245076), Canada on May 7, 2012 (no number issued as of filing), and with the European Registered Community on May 8, 2012 (002038745). The U.S. Patent and Trademark Office issued a Notice of Allowance with respect to this patent on June 28, 2012. The Notice of Allowance indicates that a patent will be issued in approximately three (3) months from the date of payment of an issue fee and completion of any other formal matters. Management does not anticipate any issues with the timely payment of the issue fee and the subsequent granting of the patent. Management does not know at this time whether the granting of the patent by the U.S. Patent and Trademark Office will have a material impact on the Company's operations, revenues or properties. The patent application related to the Fold-over Cool Pack is still pending review by the Foreign Patent and Trademark Office. It is also uncertain whether this patent pending before the Foreign Patent and Trademark Office will ultimately be approved, or if approved, will be approved as currently presented.

The Company will also seek to obtain patents on other products currently being developed, as appropriate.

The Company has received registered trademark protection on all product names to date excepting Temp-D-TekTM, Tempa-SlideTM, FoodGardeTM, LaproVueTM and Hemo-CoolTM. The Company has retained, however, all the common law rights to the ThermolyzerTM, Temp-D-TekTM, Tempa-SlideTM, FoodGardeTM, LaproVueTM, and Hemo-CoolTM trademarks. Additional trademark registrations will be applied for as needed.

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

As of April 30, 2012, the Company had $1,066,291 of current assets available. Of this amount, $27,370 represented prepaid expenses, $84,790 was inventory, $167,557 was net trade receivables, and $786,574 represented cash.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2013 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales materially decrease, the receivables of the Company are materially impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. Fisher, the Company's primary independent product distributor, was directly responsible for 32.6% of the Company's net sales during the fiscal year ending April 30, 2012. Cardinal, the Company’s other primary distributor, accounted for 28.7% of the Company’s net sales during the fiscal year ending April 30, 2012. At April 30, 2012, Fisher owed the Company $94,560 and Cardinal owed $33,800. No other customers accounted for 10% or more of the Company’s net sales during Fiscal 2012. Management believes the loss of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs. The Company had no backorders at April 30, 2012 or 2011.

Government Contracts. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government entity.

Competition. The Company has no known commercial competitors of its blood monitoring devices using liquid crystal technology. The Company's HEMOTEMPR II BMD (blood bag temperature monitor) competes in the medical market against several functionally similar products. Management of the Company believes that HEMOTEMPR II BMD is superior because it provides an irreversible monitor with a reversible monitor to warn the user that blood is approaching an unsafe temperature. There are no known commercial competitors of the Company's HemoTempR II Activator.

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

The Company’s TempTrendR II competes in the medical market against products produced by several other companies. The Company’s TempTrendR competes in the drug testing market, specifically for monitoring the temperature of urine samples, with several other companies utilizing liquid crystal and non-liquid crystal technology.

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

Many of the Company’s competitors may have greater financial and other resources than the Company. The Company’s ability to compete depends on its ability to design, manufacture and sell high quality products as well as its ability to develop new products and functionality that meet evolving customer requirements.

Research and Development. During Fiscal 2012 and 2011, the Company spent $103,169 and $97,076, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Government Regulations. The Company is currently in the process of FDA pre-market approval for its ThermolyzerTM Liquid Conductive Cooling/Heating device. Other products under review, such as the bacteria growth retarding compound, may require pre-clearance by the FDA or other government agencies. Present medical products of the Company are classified by the FDA as Class I or Class II. These are subject only to general regulations requiring that manufacturers adhere to certain guidelines to provide reasonable assurance of utility, safety, and effectiveness. These guidelines include labeling requirements, registration with the FDA as a manufacturer, listing of devices in commercial distribution with the FDA, notification to FDA of devices proposed to be marketed, conformance to specified current good manufacturing practices in the manufacture of the devices, conformance to certain record-keeping requirements, and, in the case of Class II devices, conformance to certain performance standards. At the present time, the Company believes that it is in compliance with regulations set forth by the FDA.

Information About Foreign and Domestic Operations and Export Sales. The Company had export sales of $55,900 during the last fiscal year, and export sales of $29,581 during the fiscal year ending in 2011. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

The Company is exposed to risks generally attendant to foreign operations, including but not limited to, trade restrictions, tariffs, embargos, foreign war and unrest and competition from foreign and domestic producers. Management believes the partial or total loss of foreign operations would not have a material impact on the Company’s financial condition or results of operations.

Environmental Protection Expenditures. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2013.

Employees. The Company presently has five full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), three Vice Presidents and one in the marketing department. The Company also has several part-time employees in the production department when needed and one in the marketing department.

Website. The Company maintains a Website at www.biosynergyinc.com. The Company makes available on its Website free of charge its annual report on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)). The Company will provide electronic or paper copies of its filings free of charge upon request.

Reports to Shareholders. The Company is not required to deliver annual reports to its shareholders. Historically, the Company has not delivered annual reports to its shareholders and does not intend to do so this year. However, all written material filed with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. Such information may also be obtained from the Public Reference Room by calling 1-800-SEC-0330 or by visiting the Securities and Exchange Commission’s internet site at www.sec.gov. You may obtain copies of this Annual Report and other reports filed with the Securities and Exchange Commission by contacting the Company at 1940 East Devon Avenue, Elk Grove Village, Illinois 60007, telephone number 847-956-0471. See also “Website” above.

Item 2. Properties.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

Market Information. Although the common stock of the Company is traded in the over-the-counter market, there is no established public trading market due to limited and sporadic trades. Information regarding these trades is compiled by the Stock Section of the National Daily Quotation Service ("Pink Sheets") and selected broker-dealers trading such common stock.

Holders. As of April 30, 2012, there were approximately 789 shareholders of record of the Company's common stock.

Dividends. The Company does not have a dividend policy and does not expect to pay dividends in fiscal 2013.

Common Stock for Issuance Under Equity Compensation Plans. As of April 30, 2012, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.

Item 6. Selected Financial Data.

The registrant is not required to furnish any information in this Item.

Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations.

Net Sales. Net sales for the fiscal year ending April 30, 2012 were $111,917, or 9.9%, higher than the previous fiscal year. The increase in sales during Fiscal 2012 was primarily due to increased sales of the Company's HemoTempR and HemoTempR II blood temperature indicators. The Company experienced an increase of $111,998, or 10.8%, in sales of its HemoTempR II product in Fiscal 2012 as compared to Fiscal 2011, and an increase of $3,693, or 11.6%, in sales of its HemoTempR product. The increase in net sales of the HemoTempR II product and HemoTempR product is a result of price increases as well as an increase in unit sales volume during Fiscal 2012.

Other Revenues. Interest income for Fiscal 2012 was $364 less than fiscal 2011 due to a decrease in the interest rate paid on investments. During Fiscal 2012, the Company maintained a money market account which received an interest rate between .10% and .25% APY. The Company also realized $1,920 in miscellaneous income from subleasing a portion of the Company’s storage space during Fiscal 2012 and $1,921 in miscellaneous income from such subleasing in Fiscal 2011.

Costs and Expenses. Overall operating costs and expenses for the fiscal year ending April 30, 2012 increased by $52,973 compared to the fiscal year ending in 2011. The increase in operating costs and expenses for Fiscal 2012 was generally related to an increase in legal, salaries and office and laboratory supply expenses. With the exception of the above expenses, the overhead of the Company has remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 28.56% for the fiscal year ending April 30, 2012 and 30.34% for the fiscal year ending April 30, 2011. This decrease in cost of sales as a percentage of net sales is primarily due to increases in the selling price of the products during the comparative time periods. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 2012 by $6,093 or 6.27%, as compared to the fiscal year ending in 2011. The overall increase from Fiscal 2011 is due to increases in laboratory supplies, equipment and FDA annual fees. The Company is investigating several new products including certain compounds for use in food and other products as antibacterial agents and research intended to improve the Company’s current product line. These development expenses have remained substantially constant for the past three years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business – Products Under Development."

Marketing Expenses. The Company's marketing expenses were $171,322 in 2012 as compared to $153,795 for the fiscal year ending in 2011. The increase for Fiscal 2012 was primarily due to the addition of a full time employee, additional insurance expenses and trade show exhibit fees. The Company will continue to increase its marketing activities as resources became available which management believes is necessary to continue the Company's growth.

General and Administrative Expenses. The Company's general and administrative costs increased by $29,353 as compared to the 2011 fiscal year. The increase was primarily the result of increases in general insurance, salaries, office supplies and legal fees. Except for unforeseen extraordinary items, increases to employee compensation associated with the Company’s 401(k) plan and formal bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2013.

Net Income/Loss. The Company experienced a net after-tax profit of $124,756 for Fiscal 2012 as compared to a net after-tax profit of $96,865 for Fiscal 2011. The overall increase in profitability of the Company is due to increased sales during Fiscal 2012. See discussion of various expenses above.

Assets. Since April 30, 2011, the Company's current assets have increased by $135,669. This increase is primarily due to increased cash resulting from the Company’s profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also “Related Party Transactions” below.

Related Party Transactions. The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2012 and 2011 in connection with past shared common expenses. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2012, the Company paid $33,732 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Liabilities. The Company's current liabilities have increased by $13,818 since April 30, 2011. This increase is primarily due to ordinary fluctuations in operations. The increase does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 14.09 to 1, has decreased from 15.05 to 1 at April 30, 2011. The decrease in ratio of current assets to current liabilities is a result of an increase in current accrued compensation and vacation due to normal business cycle fluctuations. In order to maintain the Company’s asset/liability ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources. During the fiscal year ending April 30, 2012, the Company had an increase in net working capital of $121,851. The increase in net working capital is primarily due to the Company’s realizing and retaining a profit in Fiscal 2012.

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

Cash provided by operating activities was $138,137 during Fiscal 2012. Cash provided by operating activities was $180,177 during Fiscal 2011. An aggregate of $19,460 was also used by equipment purchases and capitalized patent costs during Fiscal 2012. Except for operating capital, limited equipment purchases, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2012, the Company had $1,066,291 of current assets available. Of this amount, $27,370 was prepaid expenses, $84,790 was inventory, $167,557 was net trade receivables, and $786,574 was cash. The Company’s cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Effects of Inflation. With the exception of inventory, labor costs and product sales prices increasing with inflation, inflation has not had a material effect on the Company’s revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect on the Company’s revenues or income in the foreseeable future.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2012. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Fair Value of Assets, Liabilities and Expenditures - In September 2006, FASB issued SFAS 157, “Fair Value Measurements”, now ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset of liability. ASC 820 became effective for the Company beginning in fiscal year 2009. The Company’s adoption of ASC 820 did not have a significant effect on the Company’s financial position or results of operations.

Forward Looking Statements. This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company’s business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors including level of reimbursement by insurance companies and Medicare and Medicaid agencies, and other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information. The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by the Company’s independent public accountants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company retained the services of Sassetti, LLC to audit the Company’s annual financial statements as of April 30, 2012 and 2011, and to review the Company’s quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company’s accountants regarding accounting matters or financial disclosure.

Item 9A. Controls and Procedures.

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective.

(a) Management’s Annual Report on Internal Control Over Financial Reporting.

(1) Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. The Company maintains processes designed by, or under the supervision of the Company’s management, including but not limited to the Company’s Chief Executive Officer and its Chief Accounting Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles including policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

(2) The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. It is the opinion of the Audit Committee that the Company’s internal control over financial reporting is effective. The internal control over financial reporting is augmented by qualified personnel and is evaluated on a periodic basis. The evaluation is essentially an internal audit of the controls and procedures (and risk factors related to them) which was developed by the Company utilizing the framework proscribed by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

(3) Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2012 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.

(4) This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(b) There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending April 30, 2012 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

No information was required to be disclosed by the Company on Form 8-K during the fourth quarter of the year covered by this Annual Report.

Part III

The information contained in items 10, 11, 12, and 13 is the same information to be included in the Registrant's definitive proxy statement, if any, to be filed with the Commission, and is included herein for convenience only.

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company are:

Name	Age	Positions with Company	Served in Office Since
Fred K. Suzuki	82	President, Chief Executive Officer, Director of Research and Development, Director of Marketing and Sales, and Chairman of the Board of Directors	February, 1976 (1)
Mary K. Friske	52	Vice President - Administration, and Manager of Sales	September, 1993
Laurence Mead	50	Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer and Manager of Product Development	April, 1994
Beverly R. Suzuki	77	Vice President – Customer Service	June, 2005
Lauane C. Addis	56	Corporate Counsel Secretary and Director	February, 1984 December, 1985 February, 1984
James F. Schembri	77	Director	November, 1990

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

Business Experience. Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

FRED K. SUZUKI, Jr., Chairman of the Board, President, Chief Executive Officer, Director of Research and Development and Director of Marketing and Sales. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 until June, 2008. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki International, Inc. ("FKSI"), and President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). Mr. Suzuki also served as President and Chairman of the Board of Directors of Stevia Company, Inc. (“Stevia”) until its dissolution on April 16, 1999. FKSI is a holding company of Medlab and the Company, and was a holder of a majority of the common stock of Stevia until its dissolution. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia was a development company in the business of developing, manufacturing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products. Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company. Mr. Suzuki has developed several patents in the area of Diterpene glycosides chemistry derived from the Stevia rebaudiana plant. Mr. Suzuki also holds patents in the area of liquid crystal chemistry. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

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

LAURENCE MEAD, Chief Operating Officer, Chief Financial Officer, Vice President – Manufacturing and Development, Chief Accounting Officer, Treasurer, Manager of Product Development and Director. Mr. Mead joined the production department of the Company in 1980, and has served as the Company's Production Manager since 1984. In April, 1994, Mr. Mead was appointed Vice President - Manufacturing and Manager of Financial and Product Development. Mr. Mead was appointed to the Company’s Board of Directors in June, 2006. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

BEVERLY R. SUZUKI, Vice President - Customer Service. Mrs. Suzuki was elected to the office of Vice-President - Customer Service on June 20, 2005. Mrs. Suzuki served the Company as a sales representative from 1993 through 2000 promoting the Company’s products directly to end users. In 2000, Mrs. Suzuki was promoted to the position of research associate/sales liaison. During this time, Mrs. Suzuki assisted both in research and product production development as well as continuing with her marketing and sales responsibilities. Mrs. Suzuki’s extensive experience in sales and customer service includes serving as a sales representative for Computer Services Bull, H.N. from 1992 to 1993, serving as a sales representative for Honeywell, Inc. from 1984 to 1991, and serving as human resources assistant for UOP, Inc. from 1970 to 1983. Mrs. Suzuki attended DePaul University from 1963 to 1966 and again from 1978 to 1979. Mrs. Suzuki also completed course work at William Rainey Harper College during 1983 and 1984.

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

Section 16(a) Beneficial Ownership Reporting Compliance. On October 22, 2009, the Company received a Form 4 from Lauane C. Addis indicating that he transferred by gift all of his Common Stock of F.K. Suzuki International, Inc. (“FKSI”), consisting of 31,423 shares of FKSI Common Stock to Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated September 1, 2009. On the same date, Mrs. Addis delivered a Form 3 to the Company indicating that she, in her capacity as Trustee of the Addis Family Equity Trust dated September 1, 2009, had become the beneficial owner of 31,423 shares of FKSI Common Stock. FKSI owns 4,484,470 shares, or 30.02% of the Company’s Common Stock. The Company did not receive any other reports during Fiscal 2011 required to be filed by a director, officer or beneficial owner of more than 10% of the Company’s common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company’s common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2012.

Audit Committee. The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principals and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Audit Committee also meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The Audit Committee also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual consolidated financial statements, review the unaudited quarterly financial statements of the Company, and perform other services for the Company. The Audit Committee arranges with such auditors the scope of the audit to be undertaken by them and any other services to be provided. The Audit Committee currently has one member, James F. Schembri, a director of the Company. The Board of Directors has determined that Mr. Schembri is a financial expert as a result of Mr. Schembri’s experience described under “Business Experience” above. Mr. Schembri is an independent director as defined in Rule 407of Regulation SK.

Audit Committee Charter. The Board of Directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is available without charge upon request delivered to the Company at its principal executive offices.

Code of Ethics. The Company has adopted a Code of Ethics which applies to all officers of the Company. A copy of the Company’s Code of Ethics was filed with the Company’s Annual Report on Form 10-K for Fiscal 2009 as Exhibit 14 and is incorporated in this Report by reference.

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2012 and 2011 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

Summary Compensation Table:

Name and Principal Position	Year $	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation (1) $	Nonqualified deferred compensation earnings $	All Other Compensation (2) $	Total $
Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer	2012	$125,375	$16,500	--	--	$6,243	--	$14,530	$162,648
	2011	$122,360	$3,500	--	--	$6,115	--	$12,422	$144,397

Laurence C. Mead, Chief Operating Officer, Chief Financial Officer, Vice President/Manufacturing and Development Chief Accounting Officer, Treasurer and Manager of Product Development	2012	$110,439	$5,500	--	--	$5,623	--	$8,860	$130,422
	2011	$107,705	$3,500	--	--	$5,368	--	$8,725	$125,298

------------------------------

(1) Amounts represent Company’s match portion of 401(k) contribution.

(2) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $12,030 and $9,922 in lieu of accrued vacation for Fiscal 2012 and 2011, respectively. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2012 and 2011. Mr. Mead also received $6,360 and $6,225 in lieu of accrued vacation for Fiscal 2012 and 2011, respectively.

Stock Options.

The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2012, and no such stock options were outstanding as of April 30, 2012.

Directors Compensation

The directors’ compensation is determined by the Company’s Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2012.

Directors Compensation Table

Director Name	Fees Earned or Paid in Cash ($)	Total ($)
Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer(1)	$2,500	$2,500
James F. Schembri, Director	$2,500	$2,500
Lauane C. Addis, Director and Secretary	$2,500	$2,500
Laurence C. Mead, Director, Chief Operating Officer, Chief Financial Officer, Vice-President-Manufacturing and Development, Chief Accounting Officer, Treasurer and Manager of Product Development (1)	$2,500	$2,500

___________________

(1)     Does not include compensation received as an officer of the Company. See also “Summary Compensation Table” above for more information.

All officers and directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. See "Certain Relationships and Related Party Transactions."

The Company’s 401(k) retirement plan provides for the Company to match participant contributions up to 5% of the participant’s compensation. Management of the Company believes it is important to provide a retirement plan for the benefit of its employees to retain key employees and provide its employees with retirement benefits.

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

Compensation Committee Interlocks and Insider Participation. The members of the Company’s Board of Directors serving as the Compensation Committee are set forth in the preceding paragraph. During the most recent fiscal year, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served either on our Compensation Committee or on our board of directors.

Compensation Committee Charter. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is available without charge upon request delivered to the Company at its principal executive offices.

Competitiveness of Company’s Compensation System. The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the competitiveness of the Company’s compensation system and has concluded that such system is competitive with the compensation systems of similar sized organizations operating in identical or similar industries.

Performance of the Compensation Committee. The Compensation Committee of the Company’s Board of Directors has reviewed its performance during the fiscal year ending April 30, 2012 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter. The Compensation Committee has adopted a bonus program for all executive officers of the Company based on Company profitability. In the aggregate, $27,000 in bonuses was paid and $26,000 accrued during fiscal year ended April 30, 2012 to four executive officers. Under the bonus program, as Company profitability improves, the bonus payouts will increase. The distribution of the bonus payouts under the bonus program is determined with consultation from the Company’s CEO.

Compensation Committee Report. The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis presented above with management and, based on that review and discussion, has recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Fred K. Suzuki 710 S. Kennicott Arlington Heights, IL 60005	5,513,470 shares of record and beneficial(1)	36.92%
Common Stock	F.K. Suzuki International, Inc. 1940 E. Devon Ave. Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial(7)	30.02%
Common Stock	Jeanne S. Addis, Trustee of the Addis Family Equity Trust dated September 1, 2009 1819 Orleans Circle Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial(2)	30.02%
Common Stock	James F. Schembri 3565 Port Cove Dr., #73 Waterford, MI 48328	1,291,500 shares of record and beneficial(3)	8.65%
Common Stock	Mary K. Friske 940 Bradley Court Palatine, IL 60074	41,000 shares of record and beneficial(4)	.27%
Common Stock	Laurence C. Mead 1151 Warwick Cir. North Hoffman Estates, IL 60169	60,250 shares of record and beneficial(5) (7)	.40%
Common Stock	Beverly Suzuki 710 S. Kennicott Arlington Heights, IL 60005	820,000 shares of record and beneficial(6)	5.49%
Common Stock	All directors and officers as a group (6 members)	6,906,220	46.24%
Common Stock	Lauane C. Addis 1819 Orleans Circle Elk Grove Village, IL 60007	-(7)	-

----------------------

(1) Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 33.3% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares which are owned by FKSI and 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants.

(2) Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated September 1, 2009, owns 31.11% of the outstanding Common Stock of FKSI, which owns 30.02% of the Common Stock of the Company. Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares owned by FKSI.

(3) Included in the shares owned by James F. Schembri are 66,000 shares in Mr. Schembri’s individual retirement account for the benefit of Mr. Schembri.

(4) In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 700 shares, or approximately .7%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(5) In addition to the common stock of the Company owned by Laurence C. Mead, he also owns 4,000 shares, or approximately 4%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(6) Beverly R. Suzuki is deemed to be a beneficial owner by reason of voting and disposition control of 820,000 shares owned by her and Fred K. Suzuki as joint tenants.

(7) As of April 21, 2010, a number of shares of common stock of the Company were escheated to the State of Illinois as a result of incorrect shareholder addresses maintained by the Company’s transfer agent. These shares were sold at auction by the State of Illinois on January 13, 2011. The escheated stock includes shares previously owned by FKSI (12,676 escheated shares), Lauane C. Addis (9,000 escheated shares) and Laurence C. Mead (1,000 escheated shares). The percentage ownership indicated above reflects the escheatment of such shares.

Changes in Control. The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company. There has not been a change in the control of the Company during the last fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At April 30, 2012, F.K. Suzuki International, Inc. (“FKSI”) owed $19,699 to the Company in connection with past shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI’s capital in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2012, the Company paid $33,732 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

Jim Schembri is the sole independent director under the independence standards applicable to the Company’s board of directors and the sole independent member of the board’s compensation and audit committees under the independence standards applicable to such committees.

In determining whether a director is an independent director of the Company’s board or directors, or an independent member of the board’s audit and compensation committees, the Company uses the determination of “independence” promulgated by the New York Stock Exchange. While the Company applies the New York Stock Exchange’s standards for purposes of determination of “independence”, the Company does not apply the New York Stock Exchange’s or any other exchange’s requirements with respect to the number or proportion of independent directors required to be a part of the Company’s board or directors.

Item 14. Principal Accounting Fees and Services.

Sassetti LLC served as independent auditors for the fiscal years ended April 30, 2012 and 2011, and it has acted as auditors for the Company since August 29, 2009.

Audit Fees. Fees billed by Sassetti LLC totaled $40,312 for year ended April 30, 2012. This amount includes fees for the annual audit for the fiscal year ending April 30, 2011 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2012. Fees billed by Sassetti, LLC totaled $39,525 for year ended April 30, 2011. This amount includes fees for annual audit for fiscal year ending April 30, 2010 and reviews of all the Company’s quarterly reports filed by the company with the SEC during the fiscal year ended April 30, 2011. Fees billed by Blackman Kallick, LLP totaled $536 for year ended April 30, 2011. This amount includes fees for the annual audit for fiscal year ending April 30, 2010.

Audit-Related Fees. Sassetti LLC and Blackman Kallick, LLP did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal year ending April 30, 2012 and 2011, Sassetti LLC billed the Company $3,600 and $3,400, respectively, for professional fees related to tax services rendered to the Company.

All Other Fees. Sassetti LLC did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company’s Audit Committee is required to approve all non-audit services to be performed by the Company’s auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company’s fiscal year ending April 30, 2012 and April 30, 2011 was compatible with maintaining the independence of the Company’s auditors. The Audit Committee has made a determination that the independence of Sassetti LLC will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2012 and April 30, 2011, respectively.

Effective March 1, 2011, Frank L. Sassetti & Co. changed its form of organization and name to Sassetti LLC.

Item 15. Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

Balance sheets for the fiscal years ending April 30, 2012 and 2011.

Statements of income for the fiscal years ending April 30, 2012 and 2011.

Statements of Shareholders' Equity for the fiscal years

April 30, 2012 and 2011.

Statements of Cash Flows for fiscal years ending

April 30, 2012 and 2011.

Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

No financial schedules for the fiscal years ending April 30, 2012 and 2011 are submitted.

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

9. Voting Trust Agreements - none.

10. Material Contracts - none.

11. Statement Regarding Computation of Earnings Per Share - none.

13. Annual or Quarterly Reports to Security Holders - none.

14.     Code of Ethics.

(a) Amended and Restated Code of Ethics of Biosynergy, Inc., adopted as of June 30, 2009(3)

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

(2) Incorporated by reference to the Company's Current Report filed on Form 8-K with the Securities and Exchange Commission as of July 2, 2009.

(3) Incorporated by reference to the Company’s Annual Report for the fiscal year ending April 30, 2009 filed on Form 10-K with the Securities and Exchange Commission.

(b) Reports on Form 8K. No current reports on Form 8K were filed or were required to be filed during the last quarter covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: BIOSYNERGY, INC.

/s/ Fred K. Suzuki /s/ July 27, 2012

Fred K. Suzuki, Chairman of the Date

Board, Chief Executive

Officer and President

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki /s/ July 27, 2012

Fred K. Suzuki, Chairman of the Date

Board of Directors, Chief Executive

Officer, President and Treasurer

/s/ Lauane C. Addis /s/ July 27, 2012

Lauane C. Addis, Secretary Date

and Director

Biosynergy, Inc.

Financial Statements for the

Years Ended April 30, 2012 and 2011

C o n t e n t s

Reference Page

Report of Independent Registered Public Accounting Firm 1

Balance Sheets Exhibit A 2-3

Statements of Income Exhibit B 4

Statements of Stockholders’ Equity Exhibit C 5

Statements of Cash Flows Exhibit D 6

Notes to Financial Statements 7-13

Sassetti LLC

Certified Public Accountants

The Board of Directors

Biosynergy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Biosynergy, Inc. as of April 30, 2012 and 2011 and the related statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sassetti LLC

July 27, 2012

Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

Assets

2012 2011__

Current Assets
Cash	$786,574	$667,897
Accounts receivable - Trade (Net of allowance for doubtful accounts of $500 in both 2012 and 2011)	167,557	150,748
Inventories	84,790	86,662
Prepaid expenses	27,370	25,315
Total Current Assets	1,066,291	930,622

Equipment and Leasehold Improvements
Equipment	203,120	198,906
Leasehold improvements	20,022	20,022

	223,142	218,928
Less accumulated depreciation and amortization	213,522	204,557
Total Equipment and Leasehold Improvements	9,620	14,371

Other Assets
Patents less accumulated amortization	12,768	13,825
Patents pending	152,868	137,622
Deposits	5,937	5,947
Total Other Assets	171,573	157,394

	$1,247,484	$1,102,387

Liabilities and Stockholders’ Equity

	2012 _	2011__
Current Liabilities
Accounts payable	$12,519	$15,249
Accrued compensation and payroll taxes	36,734	24,631
Other accrued expenses	3,000	5,692
Accrued vacation	23,381	16,244
Total Current Liabilities	75,634	61,816

Deferred Income Taxes	35,057	28,534

Stockholders’ Equity
Common stock - No par value; 20,000,000 shares authorized; 14,935,511 shares issued as of both April 30, 2012 and 2011	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	495,504	370,748
Total Stockholders’ Equity	1,136,793	1,012,037
	$1,247,484	$1,102,387

The accompanying notes are an integral part of the financial statements.

	2012	2011
Net Sales	$1,240,860	$1,128,943

Cost of Sales	354,371	342,564

Gross Profit	886,489	786,379

Operating Expenses
Marketing	171,322	153,795
General and administrative	430,646	401,293
Research and development	103,169	97,076
Total Operating Expenses	705,137	652,164

Income from Operations	181,352	134,215

Other Income
Interest income	1,019	1,383
Other income	1,920	1,921

Total Other Income	2,939	3,304

Income Before Income Taxes	184,291	137,519

Provision for Income Taxes	59,535	40,654

Net Income	$124,756	$96,865

Net Income Per Common Share -
Basic and diluted	$ .008	$ .006

Weighted-Average Common Shares Outstanding	14,935,511	14,935,511

	Common Stock
	Shares	Amount	Related Receivable	Retained Earnings	Total
Balance, April 30, 2010	14,935,511	660,988	(19,699)	273,883	915,172
Net income	-	-	-	96,865	96,865
Balance, April 30, 2011	14,935,511	$660,988	$(19,699)	$370,748	$1,012,037
Net income	-	-	-	124,756	124,756
Balance, April 30, 2012	14,935,511	$660,988	$(19,699)	$495,504	$1,136,793

	2012 ___________	2011 __________
Cash Flows from Operating Activities
Net income	$124,756	$96,865
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	10,022	16,151
Deferred income taxes	6,523	10,762
Changes in assets and liabilities
Accounts receivable	(16,809)	(1,715)
Interest receivable	-	11
Inventories, prepaid expenses and other	(173)	47,031
Accounts payable and accrued expenses	13,818	11,072

Total Adjustments	13,381	83,312

Net Cash Provided by
Operating Activities	138,137	180,177

Cash Flows from Investing Activities
Purchase of equipment	(4,214)	(7,495)
Patents and patents pending	(15,246)	(31,354)
Redemption of short-term investments	-	100,000

Net Cash (Used in) Provided by Investing Activities	(19,460)	61,151

Increase in Cash	118,677	241,328

Cash, Beginning of Year	667,897	426,569

Cash, End of Year	$786,574	$667,897

Supplemental disclosure of cash flow information
Income taxes paid	$59,299	$16,000
Interest paid	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the Hemo Temp II Blood Monitoring Device, accounted for about 92% of sales for the years ended April 30, 2012 and 2011. The products are sold to hospitals, clinical end users, laboratories and product dealers located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash

The Company maintains all of its cash in bank deposit accounts, which at times may exceed federally insured limits. No losses have been experienced on such accounts. All cash is held with Bank of America, N.A., JPMorgan Chase Bank, N.A., and BMO Harris, N.A.

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

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Prepaid Expenses

Certain expenses, primarily insurance and income taxes, have been prepaid and will be used within one year.

Revenue Recognition

The Company recognizes net sales revenue upon the shipment of products to customers.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes related primarily to differences in the methods of accounting for patents, inventories, certain accrued expenses and bad debt expenses for financial and income tax reporting purposes. The deferred income taxes represent the future tax consequences of those differences, which will be taxable in the future. See Note 4 for additional information regarding income taxes.

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

Note 2 - Summary of Significant Accounting Policies (Cont’d)

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the years ended April 30, 2012 and 2011.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2012 and 2011, approximates their carrying value.

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

Note 3 - Inventories

Inventories consist of the following:

	2012_	2011__

Raw Materials	$68,253	$56,901
Work-in-process	9,406	17,957
Finished goods	7,131	12,006

	$84,790	$86,662

Note 4 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2012 and 2011 are as follows:

	2012_	2011_
Total deferred tax liabilities
Patents	$37,744	$28,369
Prepaid and other	5,879	8,773
	43,623	37,142

Total deferred tax assets
Accrued vacation pay	(5,419)	(4,726)
Equipment and leaseholds	(2,099)	(1,068)
Other	(1,048)	(2,814)
	(8,566)	(8,608)

Net deferred income tax liabilities	$35,057	$28,534

Deferred income tax liabilities result primarily from prepaid expenses and capitalized legal costs associated with patents that are deducted immediately for income tax purposes and from differences between depreciation expense for book and tax purposes. (See Note 2.) Deferred income tax assets result primarily from accrued vacation pay, which is not deducted for tax purposes unless it is paid within 2½ months of each year-end, and other expenses, which are not deductible for tax purposes until paid.

Note 4 - Income Taxes (Continued)

The provision for income taxes consists of the following components:

	2012	2011
Current
Federal	$37,646	$21,390
State	15,366	8,502
	53,012	29,892

Deferred	6,523	10,762
	$59,535	$40,654

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended April 30,
	2012	2011

U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of federal tax benefit	5.0	5.0
Effect of graduated federal tax rates	(6.7)	(9.4)

Effective tax rate	32.3%	29.6%

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2012:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0%(1)	- %	100%
Fred K. Suzuki, Officer	4.1	33.3	-
Lauane C. Addis, Officer	-	-	-
James F. Schembri, Director	8.6	-	-
Mary K. Friske, Officer	.3	.7	-
Laurence C. Mead, Officer	.4(1)	4.0	-
Beverly R. Suzuki, Officer	2.7	-	-
Jeanne S. Addis, as Trustee	-	31.1	-

____________________________

(1)   As of April 21, 2010, a number of shares of common stock of the Company were escheated to the State of Illinois as a result of incorrect shareholder addresses maintained by the Company’s transfer agent. These shares were sold at auction by the State of Illinois on January 13, 2011. The escheated stock includes shares previously owned by FKSI (12,676 escheated shares), Lauane C. Addis (9,000 escheated shares) and Laurence C. Mead (1,000 escheated shares). The percentage ownership indicated in the table reflects the escheatment of such shares.

Note 5 - Related Party Transactions (Continued)

As of April 30, 2012 and 2011, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance of $19,699 was reclassified as a contra equity account.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $33,732 and $25,403 for the years ended April 30, 2012 and 2011, respectively.

Note 6 - Lease Commitments

In May 2010, the Company entered into a five-year extension of the lease agreement for its current facilities, which expires on April 30, 2015. The base rent under the extended lease is payable in equal monthly installments over the life of the lease. As of April 30, 2012, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:
2013	$70,200
2014	70,200
2015	70,200
Total	$210,600

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses. Rent expense was $64,350 and $59,249 for fiscal years ended April 30, 2012 and 2011. The Company received a credit of $5,850 for lost office time after a flood in August of 2011. The Company received a credit of $7,799 for lost office time after a flood in August of 2010.

Note 7 - Major Customers

Shipments to one customer amounted to approximately 32.6% and 33% of sales in fiscal years 2012 and 2011, respectively. As of April 30, 2012 and 2011, there were outstanding accounts receivable from this customer of approximately $94,560 and $78,000, respectively.

Shipments to another customer accounted for 28.7% and 26% of sales in fiscal years 2012 and 2011, respectively. As of April 30, 2013 and 2011, there were outstanding accounts receivable from this customer of approximately $33,800 and $26,000, respectively.

Note 8 – Employee Benefit Plan

The Company sponsors a 401(k) plan for all full-time employees. Under the plan, a participant may elect to defer compensation (up to allowable limits). The Company's discretionary contributions for the years ended April 30, 2012 and 2011 were $19,703 and $19,107, respectively.

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Dated: July 27, 2012

/s/ Fred K. Suzuki /s/

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Dated: July 27, 2012

/s/ Laurence C. Mead /s/

Laurence C. Mead

Vice President/Manufacturing and Development,

Chief Financial Officer, and Chief Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2012, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2012, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki /s/

Fred K. Suzuki

Chairman of the Board, Chief Executive

Officer and President

Dated: July 27, 2012

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2012, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2012, and for the period then ended.

Biosynergy, Inc.

/s/Laurence C. Mead/s/

Laurence C. Mead

Vice President/Manufacturing and Development,

Chief Financial Officer, and Chief Accounting Officer

Dated: July 27, 2012