Form 10-Q
period 2012-07-31
BIOSYNERGY INC
filed 2012-09-14
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes X No ____

Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Balance Sheets

ASSETS

July 31, 2012		April 30, 2012
Unaudited		Audited

Current assets
Cash	$782,415	$786,574
Accounts receivable, trade (Net of allowance for doubtful accounts of $500 at July 31, 2012 and April 30, 2012	164,200	167,557
Inventories	71,880	84,790
Prepaid expenses	25,819	27,370

Total current assets	1,044,314	1,066,291

Equipment and leasehold improvements
Equipment	208,560	203,120
Leasehold improvements	20,022	20,022
	228,582	223,142

Less accumulated depreciation and amortization	(215,073)	(213,522)

Total equipment and leasehold improvements, net	13,509	9,620

Other assets
Patents less accumulated amortization	12,504	12,768
Pending patents	163,476	152,868
Deposits	5,937	5,937

Total other assets	181,917	171,573
	$1,239,740	$1,247,484

The accompanying notes are an integral part of the financial statements.

Liabilities and Shareholders’ Equity

July 31, 2012		April 30, 2012
Unaudited		Audited

Current Liabilities
Accounts payable	$15,074	$12,519
Accrued compensation and payroll taxes	3,882	36,734
Other accrued expenses	3,000	3,000
Accrued vacation	29,699	23,381

Total current liabilities	51,655	75,634

Deferred income taxes	35,057	35,057

Shareholders’ equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares outstanding at July 31, 2012 and April 30, 2012	660,988	660,988
Receivable from Affiliate	(19,699)	(19,699)
Retained earnings	511,739	495,504

Total Shareholders’ Equity	1,153,028	1,136,793

	$1,239,740	$1,247,484

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

	Three months ended July 31,
	2012	2011
	Unaudited	Unaudited

Net Sales	$307,976	$309,900
Cost of Sales	88,384	86,027
Gross Profit	219,592	223,873
Operating Expenses
Marketing	47,588	38,981
General and administrative	120,483	118,555
Research and development	27,783	22,837
Total Operating Expenses	195,854	180,373
Income from Operations	23,738	43,500
Other Income
Interest income	269	248
Other income	480	480
Total Other Income	749	728
Net income before income taxes	24,487	44,228
Provision for income taxes	8,252	13,136
Net Income	$ 16,235	$ 31,092

Net Income per share of common stock-basic and diluted	$ -	$ -
Weighted-Average common stock outstanding-basic and diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2012

Unaudited

	Common stock
	Shares	Amount	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2012	14,935,511	$660,988	$(19,699)	$495,504	$1,136,793

Net Income	-	-	-	16,235	16,235
Balance, July 31, 2012	14,935,511	$660,988	$(19,699)	$511,739	$1,153,028

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	THREE MONTHS ENDED JULY 31,
	2012 ____________	2011 ___________

Cash flows from operating activities
Net income	$16,235	$31,092
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	1,815	3,047
Changes in assets and liabilities
Accounts receivable	3,357	1,374
Inventories	12,910	(17,141)
Prepaid expenses	1,551	3,998
Accounts payable and accrued expenses	(23,979)	16,464
Total Adjustments	(4,346)	7,742

Net cash provided by operating activities	11,889	38,834

Cash flow from investing activities
Purchase of equipment	(5,440)	-
Patents and patents pending	(10,608)	-

Net cash used in investing activities	(16,048)	-

(Decrease) Increase in cash and cash equivalents	(4,159)	38,834

Cash Beginning Period	786,574	667,897

Cash Ending Period	$782,415	$706,731

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2012 Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2012 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 90.97% of the sales during the quarter ending July 31, 2012. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation and Amortization

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. There were no elements of comprehensive income.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of July 31:

	2012	2011
Current
Federal	$5,975	$ 9,819
State	2,277	3,317
Provision for Income Taxes	$8,252	$13,136

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended July 31,
	2012	2011
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Effect of graduated federal tax rates	(5.3)	(9.3)
Effective Tax Rate	33.7%	29.7%

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

Note 3 – Inventories

Components of inventories are as follows:

	July 31, 2012	April 30, 2012

Raw materials	$54,246	$68,253
Work-in-process	15,486	9,406
Finished goods	2,148	7,131
	$71,880	$84,790

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2012:

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

As of July 31, 2012 and April 30, 2012, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

Note 6 - Major Customers

Shipments to one customer amounted to 33.47% of sales during the first three months of Fiscal 2013 compared to 30.08% during the three month period ending July 31, 2011. As of July 31, 2012, there were outstanding accounts receivable from this customer of $72,790 compared to $62,355 at July 31, 2011. Shipments to another customer amounted to 28.75% of sales during the first three months of Fiscal 2013 and 28.56% of sales during the first three months of Fiscal 2012. As of July 31, 2012, there were outstanding accounts receivable from this customer of approximately $41,055 compared to $37,440 at July 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending July 31, 2012 (“1st Quarter”), the net sales decreased .62%, or $1,924, as compared to net sales for the comparative quarter ending in 2011. This decrease in sales was primarily the result of a decrease in TempTrendR, HemoTempR II and HemoTempR sales offset by an increase in HemoTempR Activator sales during the 1st Quarter. As of July 31, 2012, the Company had back orders of $1,300 for its HemoTempR Activators.

In addition to the above, during the 1st Quarter the Company had $749 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $269.

Costs and Expenses

General

The operating expenses of the Company during the 1st Quarter increased overall by 8.58%, or $15,481, as compared to the 1st Quarter in 2011, primarily due to an increase in salaries, employee benefits and legal expenses. See “General and Administrative Expenses” below.

Cost of Sales

The cost of sales during the 1st Quarter increased by $2,357 as compared to these expenses during the same quarter ending in 2011. This increase was due primarily to increased salaries and employee benefits. As a percentage of sales, the cost of sales were 28.69% during the 1st Quarter and 27.76% for the comparative quarter ending in 2011. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $4,946, or 21.65%, as compared to the same quarter in 2011. This increase was primarily due to increase in salaries, employee benefits, lab supplies and testing of raw materials. The Company is continuing to investigate certain compounds for use in food and other products as antibacterial agents and research intended to improve and expand the Company’s current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

Marketing Expenses

Marketing expenses for the 1st Quarter increased by $8,607 or 22.07%, as compared to the quarter ending July 31, 2011. The Company experienced increased salaries and employee benefits during the 1st Quarter accounting for the overall increase in marketing expenses.

General and Administrative Expenses

General and administrative costs increased by $1,928, or 1.62%, as compared to the 1st Quarter ending in 2011. This increase was primarily the result of an increase in legal expenses incurred in the ordinary course of business. Except for unforeseen expenses, increases to employee compensation associated with the Company’s 401(k) plan and bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2013.

Net Income

The Company realized net income of $16,235 during the 1st Quarter as compared to a net income of $31,092 for the comparative quarter of the prior year. The decrease in net income was primarily a result of increased operating expenses and lower sales.

Assets/Liabilities

General

Since April 30, 2012 the Company’s assets have decreased by $7,744 and liabilities have decreased by $23,979. The decrease in assets (primarily cash and inventories) and the decrease in liabilities (primarily accrued compensation) is primarily a result of the Company’s use of cash to pay year-end bonuses and payroll taxes.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2012 and April 30, 2012. This account primarily represents common expenses incurred in the ordinary course of business which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company has been reclassified as a reduction of FKSI’s capital in the Company. See “Financial Statements.”

A board member provides a variety of legal service to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $13,502 and $9,598 at July 31, 2012 and 2011, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 20.21 to 1, has increased compared to 14.09 to 1 at April 30, 2012, primarily due to a higher percentage decrease in current liabilities than the percentage decrease in current assets. This increase is not indicative of a material change in the financial condition of the Company, but rather a normal fluctuation due to the timing of payment of vendors. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

The decrease in liabilities was due primarily to a decrease in accrued compensation and payroll taxes related to year-end bonuses paid during the 1st Quarter.

Liquidity and Capital Resources

During the 1st Quarter, the Company experienced an increase in working capital of $2,002. This was primarily due to a decrease in current liabilities.

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

Cash provided by operating activities was $11,889 during the three month period ending July 31, 2012. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2012.

As of July 31, 2012, the Company had $1,044,314 of current assets available. Of this amount, $25,819 was prepaid expenses, $71,880 was inventory, $164,200 was net trade receivables and $782,415 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending July 31, 2012 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending July 31, 2012, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending July 31, 2012, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending July 31, 2012, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending July 31, 2012, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date September 14, 2012	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date September 14, 2012	/s/ Laurence C. Mead
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

Dated: September 14, 2012

/s/ Fred K. Suzuki
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

Dated: September 14, 2012

/s/ Laurence C. Mead
Laurence C. Mead
Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2012, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: September 14, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2012, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead
Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: September 14, 2012