Form 10-Q
period 2012-10-31
BIOSYNERGY INC
filed 2013-01-04
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer __ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes __ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Balance Sheets

ASSETS

	October 31, 2012 Unaudited	April 30, 2012
Current Assets
Cash	$853,339	$786,574
Accounts Receivable, Trade (Net of allowance for Doubtful accounts of $500 at October 31, 2012 and April 30, 2012)	154,702	167,557
Inventories	69,489	84,790
Prepaid Expenses	15,171	27,370

Total Current Assets	1,092,701	1,066,291

Equipment and Leasehold Improvements
Equipment	209,315	203,120
Leasehold Improvements	20,022	20,022
	229,337	223,142

Less accumulated depreciation and amortization	(216,692)	(213,522)

Total Equipment and Leasehold Improvements, Net	12,645	9,620
Other Assets
Patents less Accumulated Amortization	12,240	12,768
Pending Patents	182,988	152,868
Deposits	5,937	5,937

Total Other Assets	201,165	171,573

	$1,306,511	$1,247,484

The accompanying notes are an integral part of the financial statements.

Liabilities and Shareholders’ Equity

	October 31, 2012 Unaudited	April 30, 2012 Unaudited
Current Liabilities
Accounts Payable	$20,831	$12,519
Accrued Compensation and Payroll Taxes	15,560	36,734
Other Accrued Expenses	3,000	3,000
Federal Income Taxes Payable	2,244	-
Accrued Vacation	33,877	23,381

Total Current Liabilities	75,512	75,634

Deferred Income Taxes	35,057	35,057

Shareholders’ Equity
Common Stock, no par value; 20,000,000 authorized shares issued: 14,935,511 Shares at October 31, 2012 and April 30, 2012	660,988	660,988
Receivable from Affiliate	(19,699)	(19,699)
Retained Earnings	554,653	495,504

Total Shareholders’ Equity	1,195,942	1,136,793

	$1,306,511	$1,247,484

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Net Sales	$333,213	$299,096	$641,189	$608,996
Cost of Sales	89,957	91,736	178,341	177,763
Gross Profit	243,256	207,360	462,848	431,233

Operating Expenses
Marketing	54,731	39,797	102,319	78,778
General and Administrative	96,503	108,481	216,985	227,036
Research and Development	28,016	27,404	55,799	50,241

Total Operating Expenses	179,250	175,682	375,103	356,055

Income from Operations	64,006	31,678	87,745	75,178
Other Income
Interest Income	267	233	536	481
Other Income	480	480	960	960

Total Other Income	747	713	1,496	1,441

Net Income Before Income Taxes	64,753	32,391	89,241	76,619

Provision for Income Taxes	21,840	12,148	30,092	25,284
Net Income	$42,913	$20,243	$59,149	$51,335

Net Income Per Common Stock – Basic and Diluted	$ -	$ -	$ -	$ -
Weighted-Average Common Stock Outstanding – Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2012

(Unaudited)

	Common stock
	Shares	Amount	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2012	14,935,511	$660,988	$(19,699)	$495,504	$1,136,793

Net Income	-	-	-	59,149	59,149
Balance, October 31, 2012	14,935,511	$660,988	$(19,699)	$554,653	$1,195,942

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended October 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$59,149	$51,335
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	3,698	5,157
Changes in assets and liabilities
Accounts receivable	12,855	6,746
Inventories	15,301	(13,437)
Prepaid expenses	12,199	9,425
Accounts payable and accrued expenses	(122)	4,531

Total Adjustments	43,931	12,422

Net Cash Provided by Operating Activities	103,080	63,757

Cash Flow from Investing Activities
Patents and Patents Pending	(30,120)	(3,382)
Purchase of Equipment	(6,195)	(4,214)

Net Cash (Used In) Investing Activities	(36,315)	(7,596)

Increase in Cash and Cash Equivalents	66,765	56,161

Cash Beginning Period	786,574	667,897

Cash Ending Period	$853,339	$724,058

Supplemental Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ 18,000	$ 15,600

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2012 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 2012 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 90.33% of the sales during the quarter ending October 31, 2012 and approximately 90.64% of the sales during the six month period ending October 31, 2012. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. The Company had no elements of comprehensive income.

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

The provision for income taxes consists of the following components as of October 31:

	2012	2011
Current
Federal	$21,793	$18,158
State	8,299	7,126
Provision for Income Taxes	$30,092	$25,284

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Six Months ended October 31,
	2012	2011
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Effect of graduated federal tax rates	(5.3)	(6.0)
Effective Tax Rate	33.7%	33.0%

Note 2 – Summary of Significant Accounting Policies (Continued)

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

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Certification (ASC). There have been a number of ASUs to date that amend the original text of ASCs. Those ASUs recently issued either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Note 3 – Inventories

Components of inventories are as follows:

	October 31, 2012	April 30, 2012

Raw materials	$46,205	$68,253
Work-in-process	18,329	9,406
Finished goods	4,955	7,131
	$69,489	$84,790

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2012:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%(1)	- %	100.0%
Fred K. Suzuki, Officer	4.1	33.3	-
Lauane C. Addis, Officer	-	-	-
Jeanne S. Addis, Trustee	-	31.1	-
James F. Schembri, Director	8.6	-	-
Mary K. Friske, Officer	.3	.7	-
Laurence C. Mead, Officer	.4(1)	4.0	-
Beverly R. Suzuki, Officer	2.7	-	-

_________________

(1) As of April 21, 2010, a number of shares of stock of the Company were escheated to the State of Illinois as a result of incorrect shareholder addresses maintained by the Company’s transfer agent. These shares were sold at auction by the State of Illinois on January 13, 2011. The escheated stock includes shares owned by FKSI (12,676 escheated shares), Lauane C. Addis (5,000 escheated shares) and Laurence C. Mead (1,000 escheated shares). The percentage ownership indicated in the table reflects the escheatment of such shares.

As of October 31, 2012 and April 30, 2012, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

Note 6 - Major Customers

Shipments to one customer amounted to 34.86% of sales during the first six months of Fiscal 2013 compared to 30.57% during the comparative Fiscal 2012 period. As of October 31, 2012, there were outstanding accounts receivable from this customer of $81,320 compared to $59,800 at October 31, 2011. Shipments to another customer amounted to 27.26% of sales during the first six months of Fiscal 2013 and 28.54% of sales during the first six months of Fiscal 2012. As of October 31, 2012, there were outstanding accounts receivable from this customer of approximately $29,485 compared to $42,240 at October 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending October 31, 2012 (“2nd Quarter”), the net sales increased 11.41%, or $34,117, and increased 5.29%, or $32,193 during the six month period ending October 31, 2012, as compared to net sales for the comparative periods ending in 2011. This increase in sales is primarily the result of an increase in the unit sales of HemoTemp, HemoTemp II and HemoTemp II Activator. As of October 31, 2012, the Company had no back orders.

In addition to the above, the Company had $747 and $1,496 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the three and the six month periods ending October 31, 2012, respectively.

Costs and Expenses

General

The operating expenses of the Company during the 2nd Quarter increased overall by 2.03%, or $3,568 and increased by 5.35%, or $19,048 for the six month period ending October 31, 2012, as compared to the same periods ending in 2011. These increases were primarily due to an increase in salaries and employee benefits.

Cost of Sales

The overall cost of sales during the 2nd Quarter decreased by $1,779 and increased by $578 during the six month period ending October 31, 2012 as compared to the same periods ending in 2011 as a result of an increase in unit sales. As a percentage of sales, the cost of sales were 27.00% during the 2nd Quarter and 30.67% for the comparative quarter ending in 2011; and 27.81% during the six month period ending October 31, 2012 compared to 29.18% in 2011. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $612, or 2.23%, during the 2nd Quarter as compared to the same quarter in 2011. These costs increased by $5,558, or 11.06%, during the six month period ending October 31, 2012 as compared to the same period in 2011. This increase is primarily due to expenses incurred in the 2nd Quarter related to testing of new chemicals and laboratory supplies. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products and research intended to improve its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete its investigation and development of the bacteria retardant agents.

On November 8, 2011, the Company filed a patent application relating to a fold-over cooling pack, patent application number 29/405912. This patent was issued on November 13, 2012 as patent number D670,816.

Marketing Expenses

Marketing expenses for the 2nd Quarter increased by $14,934, or 37.52%, as compared to the quarter ending October 31, 2011 and increased by $23,541, or 29.88%, during the six month period ending October 31, 2012 compared to the six-month period ending October 31, 2011. This increase was primarily due to an increase in salaries and employee benefits, tradeshow attendance and an increase in product marketing.

General and Administrative Expenses

General and administrative costs decreased by $11,978, or 11.04%, in the 2nd Quarter, and decreased by $10,051, or 4.42%, during the six month period ending October 31, 2012, as compared to the same periods in 2011. This overall decrease was due primarily to lower legal expenses and lower general insurance costs. Except for unforeseen items and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2013.

Net Income

The Company realized a net income of $42,913 during the 2nd Quarter as compared to a net income of $20,243 for the comparative quarter in the prior year. The Company also realized a net income of $59,149 for the six month period ending October 31, 2012 as compared to a net income of $51,335 during the same period in 2011. The overall increase in net income is a result of an increase in net sales offset by an increase in operating expenses.

Assets/Liabilities

General

Since April 30, 2012, the Company's assets have increased by $59,027 and liabilities have decreased by $122. The increase in assets, primarily cash and pending patents, is due to the overall profitability of the Company and investment in the development of potential products since April 30, 2012.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2012 and April 30, 2012. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company is classified as a reduction of FKSI’s capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 14.47 to 1, has increased slightly compared to 14.09 to 1 at April 30, 2012. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2012, the Company experienced an increase in working capital of $26,532. This is primarily due to the Company’s net income sustained during the six month period ending October 31, 2012.

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

The cash provided by operating activities was $103,080 during the six month period ending October 31, 2012. $36,315 was used for patent expenses and equipment purchases during this same period. The Company does not anticipate any material expenditures for capital items to be utilized for the production or manufacture of products based on the Company’s recently issued patent for the fold-over coolick pack, patent number D670,876. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the six month period ending October 31, 2012.

As of October 31, 2012, the Company had $1,092,701 of current assets available. Of this amount, $15,171 was prepaid expenses, $69,489 was inventory, $154,702 was net trade receivables and $853,339 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2012 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2012, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending October 31, 2012, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending October 31, 2012, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending October 31, 2012, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date December 14, 2012	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President
/s/ Laurence C. Mead
Date December 14, 2012	Laurence C. Mead Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

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

Dated: December 14, 2012

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

Dated: December 14, 2012

/s/ Laurence C. Mead

Laurence C. Mead

Vice President/Manufacturing and

Development, Chief Financial Officer,

and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2012, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki

Fred K. Suzuki

Chairman of the Board, Chief Executive

Officer and President

Dated: December 14, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2012, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead

Laurence C. Mead

Vice President/Manufacturing and Development,

Chief Financial Officer, and Chief Accounting Officer

Dated: December 14, 2012