Form 10-K
period 2013-04-30
BIOSYNERGY INC
filed 2013-07-29
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

: QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

9 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number 0 -12459

Biosynergy, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-2880990
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1940 East Devon Avenue, Elk Grove Village, Illinois 60007	847-956-0471
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

Large accelerated filer __ Accelerated filer__

Non-accelerated filer __ (Do not check if a smaller reporting company) Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2013: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

ASSETS

	January 31, 2013 Unaudited	April 30, 2012 Audited
Current Assets
Cash	$828,248	$786,574
Accounts receivable, Trade (Net of allowance for doubtful accounts of $500 at January 31, 2013 and April 30, 2012)	149,425	167,557
Inventories	96,233	84,790
Prepaid Expenses	24,542	27,370

Total Current Assets	1,098,448	1,066,291

Equipment and Leasehold Improvements
Equipment	209,919	203,120
Leasehold Improvements	20,022	20,022
	229,941	223,142

Less Accumulated Depreciation and Amortization	(216,207)	(213,522)

Total Equipment and Leasehold Improvements, Net	13,734	9,620

Other Assets
Patents less Accumulated Amortization	28,982	12,768
Pending Patents	170,425	152,868
Deposits	5,937	5,937

Total Other Assets	205,344	171,573

	$1,317,526	$1,247,484

The accompanying notes are an integral part of the financial statements.

Liabilities and Shareholders’ Equity

	January 31, 2013 Unaudited	April 30, 2012 Audited
Current Liabilities
Accounts Payable	$26,279	$12,519
Accrued Compensation and Payroll Taxes	8,522	36,734
Income Taxes Payable	8,727	-
Medical Device Excise Tax	2,290	-
Accrued Vacation	17,645	23,381
Other Accrued Expenses	3,000	3,000

Total Current Liabilities	66,463	75,634

Deferred Income Taxes	35,057	35,057

Shareholder’s Equity
Common Stock, No Par Value; 20,000,000 Authorized Shares Issued: 14,935,511 Shares at January 31, 2013 and at April 30, 2012	660,988	660,988
Receivable from Affiliate	(19,699)	(19,699)
Retained Earnings	574,717	495,504

Total Shareholders’ Equity	1,216,006	1,136,793

	$1,317,526	$1,247,484

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2013	2012	2013	2012

Net Sales	$309,912	$305,364	$951,101	$914,360
Cost of Sales	95,642	83,320	273,983	261,083
Gross Profit	214,270	222,044	677,118	653,277
Operating Expenses
Marketing	53,614	43,458	155,933	122,236
General and Administrative	94,182	88,775	311,167	315,811
Research and Development	36,911	23,192	92,710	73,433

Total Operating Expenses	184,707	155,425	559,810	511,480

Income from Operations	29,563	66,619	117,308	141,797
Other Income
Interest Income	229	263	765	744
Other Income	480	480	1,440	1,440

Total Other Income	709	743	2,205	2,184

Net Income Before Income Taxes	30,272	67,362	119,513	143,981

Provision for Income Taxes	10,208	22,993	40,300	48,277
Net Income	$20,064	$44,369	$79,213	$95,704

Net Income Per Common Share – Basic and Diluted	$ -	$ -	$ -	$ -
Weighted-Average Shares of Common Stock Outstanding – Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

NINE MONTHS ENDED January 31, 2013

Unaudited

	Common stock
	Shares	Amount	Other and Related Receivable	Retained Earnings	Total
Balance, May 1, 2012	14,935,511	$660,988	$(19,699)	$495,504	$1,136,793

Net Income	-	-	-	79,213	79,213
Balance, January 31, 2013	14,935,511	$660,988	$(19,699)	$574,717	$1,216,006

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended January 31
	2013	2012

Cash Flows from Operating Activities
Net Income	$79,213	$95,704
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities: Depreciation and Amortization	5,836	8,392
Changes in Assets and Liabilities
Accounts Receivable	18,132	(6,446)
Inventories	(11,443)	(4,699)
Prepaid Expenses and Other	2,828	58
Accounts Payable and Accrued Expenses	(9,171)	(6,396)

Total Adjustments	6,182	(9,091)

Net Cash Provided by Operating Activities	85,395	86,613

Cash Flow from Investing Activities
Patents and Patents Pending	(34,873)	(6,303)
Equipment and Leasehold Improvements	(8,848)	(4,214)

Net Cash Used In Investing Activities	(43,721)	(10,517)

Increase in Cash and Cash Equivalents	41,674	76,096
Cash Beginning Period	786,574	667,897
Cash Ending Period	828,248	743,993

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2012 Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2013 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 91.29% of the sales during the quarter ending January 31, 2013. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. The Company’s income tax returns for the years ending April 30, 2010, 2011 and 2012 are subject to examination by the IRS and State of Illinois, generally for three years after they were filed. There are no tax examinations in process. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of January 31:

	2013	2012
Current
Federal	$29,185	$34,887
State	11,115	13,390
Provision for Income Taxes	$40,300	$48,277

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended January 31,
	2013	2012
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Effect of graduated federal tax rates and other	(5.3)	(5.5)
Effective Tax Rate	33.7%	33.5%

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

Note 3 – Inventories

Components of inventories are as follows:

	January 31, 2013	April 30, 2012

Raw materials	$77,269	$68,253
Work-in-process	13,237	9,406
Finished goods	5,727	7,131
	$96,233	$84,790

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2013:

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

As of January 31, 2013 and April 30, 2012, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

Note 6 - Major Customers

Shipments to one customer amounted to 34.40% of sales during the first nine months of Fiscal 2013 compared to 31.54% during the comparative Fiscal 2012 period. As of January 31, 2013, there were outstanding accounts receivable from this customer of $68,200 compared to $74,810 at January 31, 2012. Shipments to another customer amounted to 29.14% of sales during the first nine months of Fiscal 2013 and 28.51% of sales during the first nine months of Fiscal 2012. As of January 31, 2013, there were outstanding accounts receivable from this customer of $28,655 compared to $32,405 at January 31, 2012.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending January 31, 2013 (“3rd Quarter”), the net sales increased 1.49%, or $4,548, and increased 4.02%, or $36,741, during the nine month period ending January 31, 2013, as compared to net sales for the comparative periods ending in 2012. This increase in sales is primarily the result of an increase in unit sales of HemoTempR, HemoTempR II and the HemoTempR II Activator.

As of the end of the 3rd Quarter, the Company had $31,100 in back orders. The Company filled all back orders by the end of February, 2013.

In addition, during the 3rd Quarter the Company had $709 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party as compared to $743 in the prior year.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter increased overall by 18.84%, or $29,282, as compared to the 3rd quarter in 2012 primarily due to an increase in salaries, 401(k) plan contributions and lab supplies. The operating expenses of the Company increased by 9.45%, or $48,330, for the nine month period ending January 31, 2013, primarily due to salaries, employee benefit expenses, marketing brochures, research and development projects, lab and office supplies.

Cost of Sales

The cost of sales during the 3rd Quarter increased by $12,322, and increased by $12,900 during the nine month period ending January 31, 2013 as compared to these expenses during the same periods ending in 2012. The increase during the 3rd Quarter was primarily due to increased salaries, employee benefits, raw material costs and Medical Device Excise Tax. As part of the Affordable Care Act enacted in March, 2010, the Congress imposed an excise tax of 2.3%, which in the case of the Company applies to the sale of all medical products (other than replacement parts for the Company’s electronic products) such as the Hemo-Cool product. As a percentage of sales, the cost of sales were 30.86% during the 3rd Quarter, 27.28% for the comparative quarter ending in 2012, and 28.81% during the nine month period ending January 31, 2013 compared to 28.55% in 2012. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $13,719, or 59.15%, during the 3rd Quarter as compared to the same quarter in 2012. These costs increased by $19,277, or 26.25%, during the nine month period ending January 31, 2013 as compared to the same period in 2012. The overall increase in research and development expense is due primarily to an increase in salaries, employee benefits, prototype expenses and lab supplies. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products. The Company is uncertain how much of its resources will be required to complete its investigation and development of these products.

On November 8, 2011, the Company filed a patent application relating to a fold-over cooling pack, patent application number 29/405912. This patent was issued on November 13, 2012 as patent number D670,816.

Marketing Expenses

Marketing expenses for the 3rd Quarter increased by $10,156, or 23.37%, as compared to the quarter ending January 31, 2012. These costs increased by $33,697, or 27.57%, during the nine month period ending January 31, 2013 as compared to the same period in 2012. The increase is due to an increase in salaries, medical insurance due to a new full time employee and new product artwork.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter increased by $5,407, or 6.09%, as compared to the 3rd quarter ending January 31, 2012, primarily due to an increase in salaries, employee benefits, and office supplies. General and administrative costs have decreased overall by $4,644, or 1.47%, during the nine month period ending January 31, 2013, as compared to the same periods in 2012, primarily due to the termination of royalty payments under the terms of the Company’s products royalty program. Beginning in August, 1986 and continuing through January, 1987, the Company offered for sale units of a percentage royalty interest in the gross revenues derived from the Company’s products (the “Royalty Units”). Payment of royalties with respect to the Royalty Units was to continue until a stated maximum dollar amount in royalties had been paid. The product royalty program terminated during the 3rd Quarter as a result of the Company’s payment in full of the stated maximum dollar amount with respect to the Royalty Units.

Net Income

The Company realized a net income of $20,064 during the 3rd Quarter as compared to a net income of $44,369 for the comparative quarter in the prior year. The Company also realized a net income of $79,213 for the nine month period ending January 31, 2013 as compared to a net income of $95,704 during the same period in 2012. The decrease in net income is due to higher employee costs, Medical Devise Excise Taxes and product development expenses.

Assets/Liabilities

General

Since April 30, 2012, the Company's assets have increased by $70,042 and liabilities have decreased by $9,171. The increase in assets, primarily cash and inventory, is a result of the Company’s increase in sales and profits.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2013 and April 30, 2012. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 16.53 to 1, has increased compared to 14.09 to 1 at April 30, 2012. This increase in ratio of current assets to current liabilities is a result of increased cash and inventory. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the nine month period ending January 31, 2013, the Company experienced an increase in working capital of $41,328. This is primarily due to the Company’s increase in cash and a decrease in accrued expenses.

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

Cash provided by operating activities was $85,395 during the nine month period ending January 31, 2013. An aggregate of $43,721 was used for equipment purchases and patent application expenditures during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month periods ending January 31, 2013 or 2012.

As of January 31, 2013, the Company had $1,098,448 of current assets available. Of this amount, $25,542 was prepaid expenses, $96,233 was inventory, $149,425 was net trade receivables and $828,248 was cash. The Company’s available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the 3rd Quarter. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or used different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Allowance for Bad Debts - The Company periodically performs credit evaluations of its customers and generally does not require collateral to support amounts due from the sale of its products. The Company maintains an allowance for doubtful accounts based on its best estimate of collectability of accounts receivable.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective. Management has concluded that the Company’s disclosure controls and procedures were not effective solely because the Company failed to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ending October 31, 2012 (the “2nd Quarter Quarterly Report”). The Company has reviewed its disclosure controls and procedures that lead to the untimely filing of the 2nd Quarter Quarterly Report and has implemented procedures to ensure timely filing of the Company’s periodic filings required to be filed by the Company under the Exchange Act

Other than the procedures implemented by the Company to ensure timely filing of the Company’s periodic filings, there have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2013 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2013, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending January 31, 2013, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending January 31, 2013, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending January 31, 2013, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

(24) Power of Attorney - none.

(31.1)Certification of the Chief Executive Officer pursuant to

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

Rule 13a-14(b) under the Securities Exchange Act of 1934 and

18 U.S.C. Sect. 1350. Filed herewith.

(32.2) Certification of the Chief Accounting Officer pursuant to

Rule 13a-14(b) under the Securities Exchange Act of 1934 and

18 U.S.C. Sect. 1350. Filed herewith.

(101) The following materials for Biosynergy’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes(ii).

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

(ii) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Filed on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date: March 15, 2013	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date: March 15, 2013	/s/ Laurence C. Mead
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

Dated: March 15, 2013

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

Dated: March 15, 2013

/s/ Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2013, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: March 15, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2013, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer and Chief Accounting Officer

Dated: March 15, 2013