Form 10-K/A
period 2013-04-30
BIOSYNERGY INC
filed 2013-08-02
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 4/30/13

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number 0-12459

Biosynergy, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-2880990
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1940 East Devon Avenue, Elk Grove Village, Illinois	60007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(847) 956-0471

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [ ] (do not check if a smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2013 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2013 was 14,935,511.

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

The Company did not enter into any agreements materially affecting its operations during Fiscal 2013. The Company experienced an increase in sales of $64,631 or 5.2% in Fiscal 2013. Sales of $1,305,491 in Fiscal 2013 were the highest in the Company’s history. The Company realized an after income tax profit of $95,309 for Fiscal 2013 compared to an after income tax profit of $124,756 for Fiscal 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company introduced the HemocoolTM Gel-Pak to its product line in Fiscal 2013. The Company, also, continued its development and review of the proposed products described in “Thermographic and Thermometric Devices and Accessories” below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2013. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company’s revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2013 and 2012. For a description of these products, see “Narrative Description of Business.”

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

Thermographic and Thermometric Devices and Other Products. During the fiscal year ending April 30, 2013 the Company manufactured and marketed various medical, laboratory, and consumer thermometric, thermographic, and temperature control devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

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

2. HemoTempR II Core Correlated BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 6-10o C. HemoTempR II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 3o C. After being activated, the irreversible indicator remains blue colored for at least 48 hours if the blood is kept at 3° C, however, if the blood is warmed to a temperature of 6-10o C. or above, the indicator will lose its blue color much more rapidly or the indicator will change color; the nature and degree of the color change depend on the temperature of the sample and the time at each temperature. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9o C. HemoTempR II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

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

8. ThermolyzerTM Liquid Conductive Cooling/Heating Device is a small product for providing continuous heating or cooling of medical fluids which are administered to patients, particularly for patients undergoing intravenous fluid administration during surgery or post-operative recovery. The device does not use electricity for heating or cooling the medical fluids. The heating or cooling is accomplished by conduction, which is a process for transporting energy in a medium from one location to another without the involvement of any visible movement. Marketing of this device is subject to an exact environmental study which is necessary to receive FDA 510(k) pre-market approval.

9. HemoCoolTM Gel-Pak is a reusable gel pack designed for transporting whole blood. The HemoCoolTM Gel-Pak is unique in that it can be used to assist in maintaining the temperature of the blood bag both during the processing of the blood bag (labeling, testing, etc.) while outside the refrigerator as well as for transport.

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

3. The Company is developing an improved small portable refrigerated cooler for transportation of blood and other biologicals. The Company is near completion of a prototype and expects to be in production in Fiscal 2014, subject to the completion of the prototype and UL approval.

4. The Company intends to market new irreversible time/temperature indicators which will be used as shipping labels, and in other forms, for the frozen food packaging industry (under the tradename FoodGardeTM), the pharmaceutical industry, and for other industries requiring careful monitoring of refrigerated or frozen materials. The devices will have irreversible color changes at various temperatures determined to be critical by the end-user. Therefore, a purchaser, whether an individual consumer or a merchant, will be able to instantaneously determine the temperature history of the material. These products will generally be customized to meet the requirements of the customer. There are currently no contracts for development, manufacture or sale of any such irreversible time/temperature indicators.

5. The Company has recognized a need exists for a simple, inexpensive indicator to determine if sensitive materials have been subjected to freezing temperatures. The Company is continuing its investigation of the feasibility of such an indicator.

6. The Company is investigating the feasibility of additional products to systematize the use of its thermometric and thermographic liquid crystal devices as well as alternative technologies to supplement its current product line where the Company’s current products are not suitable. The results of such investigations are not available at this time.

Manufacturing. The Company manufactures all of its products except for the HemoTempR II Activator and ThermolyzerTM. It is also anticipated that the portable refrigerated cooler under development will also be manufactured by a third party vendor. These products are manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future.

The Company has thirty-seven years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company’s net sales in Fiscal 2013. During Fiscal 2013, Fisher Scientific Company (“Fisher”) accounted for 34.6% of the Company's sales. Cardinal Health, Inc. (“Cardinal”) accounted for 29.3% of Company sales during Fiscal 2013. Management believes distributors will continue to be an important part of the Company’s sales and distribution system in the future.

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

At the present, three employees used part-time are engaged in marketing the Company's products. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company directly markets and sells to industrial customers.

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

The Company currently holds several other patents. “Liquid Conductive Cooling/Heating Device and Method of Use”, Patent Number US 7,276,046, relating to the Company’s thermolyzer, was granted on October 2, 2007. This patent will expire on June 6, 2024.

The Company was also granted a patent, “Fold-Over Cooling Pack”, Patent Number US D670816, relating to the Company’s HemoCoolTM Gel-Pak, on November 13, 2012. This patent will expire on November 13, 2026. In addition, the Company holds several Foreign Design Patents for the “Fold-Over Cooling Pack”, including Europe, Patent Number 002038745-0001, issued August 7, 2012, expiring on May 8, 2037; Canada, Patent Number 145628, issued March 21, 2013, expiring March 21, 2023; and Turkey, Patent Number 201203234, issued February 11, 2013, expiring May 7, 2037. The Company has a patent pending related to the “Fold-Over Cooling Pack” in India, Design Patent Application Number 245076, which was filed on May 2, 2012.

The Company has filed applications for four patents related to its products and products under development. One patent entitled “Method of Producing Eggshell Powder,” Application Number 10/535,779 was filed on August 4, 2005 replacing provisional patent application number 60/474,195 filed May 29, 2003 and provisional patent number 60/575,336 filed May 28, 2004. Another patent “Eggshell Antimicrobial Agent and Method of Use”, Application Number 13,667,571 was filed November 2, 2012 replacing application number 11/108,584 was filed April 18, 2005 which was replacing provisional patent application number 60/638,548 filed December 22, 2004. The application was published as U.S. Pat. Publication Number 2006/0062857. The subject of this patent is the Company’s bacteria growth retardant under development. These patent applications are pending review by the U.S. Patent and Trademark Office. See “Products Under Development”. The third patent, “Gel-Packs for Test Tubes”, Design Patent Application Number 29/447,625 was filed March 5, 2013. The subject of this patent is a design for a gel-pack which holds test tubes. Industrial Design Applications have also been filed in Turkey on March 25, 2013 (2013/02394), India on March 25, 2013 (252644), and Canada on April 2, 2013 (TBA). Management also intends to file an Industrial Design Patent with the European Registered Community. The fourth patent, “Roll-Up-Gel-Pack for Test Tubes,” Design Patent Application Number 29/447,628 was filed March 5, 2013. The subject of this patent is a design for a gel-pack which holds test tubes and can be rolled up for shipping and storage. Industrial Design Applications have also been filed in Turkey on March 26, 2013 (2013/02413), India on March 25, 2013 (252643), Canada on April 2, 2013 (TBA), and will also be filed with the European Registered Community. It is uncertain whether the patent applications pending related to the use of the bacteria growth retardant, or any of the other patent applications pending, will ultimately be approved, or if approved, will be approved as currently presented.

During Fiscal 2013 two patent applications were abandoned; “Method of Cleaning Poultry” and “Gel and Ice”. A total of $33,394.05 in capitalized patent application expenses were written off as a result.

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

As of April 30, 2013, the Company had $1,151,493 of current assets available. Of this amount, $42,463 represented prepaid expenses, $139,424 was inventory, $173,583 was net trade receivables, and $796,023 represented cash.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2014 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales materially decrease, the receivables of the Company are materially impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. The Company’s two largest customers are its primary product distributors, Fisher and Cardinal. Fisher was directly responsible for 34.6% of the Company's net sales during the fiscal year ending April 30, 2013. Cardinal accounted for 29.3% of the Company’s net sales during the fiscal year ending April 30, 2013. At April 30, 2013, Fisher owed the Company $97,470 and Cardinal owed $27,840. No other customers accounted for 10% or more of the Company’s net sales during Fiscal 2012. Management believes the loss of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs. The Company had no backorders at April 30, 2013 or 2012.

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

Research and Development. During Fiscal 2013 and 2012, the Company spent $133,625 and $103,169, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

The Company is conducting research and development of products discussed under "Products Under Development." Although not anticipated, the Company may require financing to complete the development of these products. The success of the Company in obtaining financing for research and development may largely determine whether the Company will be able to continue the research and development for such products. Management believes the Company has sufficient working capital for anticipated research and development for the ensuing year.

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

Information About Foreign and Domestic Operations and Export Sales. The Company had export sales of $48,170 during the last fiscal year, and export sales of $55,900 during the fiscal year ending in 2012. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Environmental Protection Expenditures. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws, nor are any such expenditures anticipated for Fiscal 2014.

Employees. The Company presently has five full-time employees comprised of the President (who also presently serves as the Director of Marketing and Technical Operations), and four Vice Presidents. The Company also has a part-time employee in the production department when needed.

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

Item 4. Mine Safety Disclosures.

The disclosure required in this Item is not applicable to the Company.

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

Holders. As of April 30, 2013, there were approximately 421 shareholders of record of the Company's common stock.

Dividends. The Company does not have a dividend policy and does not expect to pay dividends in fiscal 2014.

Common Stock for Issuance Under Equity Compensation Plans. As of April 30, 2013, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.

Item 6. Selected Financial Data.

The registrant is not required to furnish any information in this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales for the fiscal year ending April 30, 2013 were $64,631, or 5.2%, higher than the previous fiscal year. The increase in sales during Fiscal 2013 was primarily due to increased sales of the Company's HemoTempR and HemoTempR II blood temperature indicators and the HemoTempR II activators offset by a decrease in sales of OEM products as demonstrated in the schedule below. The Company experienced an increase of $32,887, or 2.86%, in sales of its HemoTempR II product, and an increase of $2,331, or 6.5%, in sales of its HemoTempR product in Fiscal 2013 as compared to Fiscal 2012. The Company also experienced an increase of $30,730, or 154%, in sales of its HemoTempR II Activator in Fiscal 2013. The increase in net sales of the HemoTempR II, HemoTempR, and HemoTempR II Activator products is a result of price increases as well as an increase in unit sales volume.

Below is a schedule which represents the sales for each product for the fiscal years ending April 30, 2013 and 2012.

	Fiscal Year Ending April 30
Medical and Laboratory Products	2013 Sales of Products	2012 Sales of Products
HemoTempRII BMD	$1,183,020,	$1,150,133
HemoTempRII Activator	50,675	19,945
HemoTempRBMD	37,761	35,430
TempTrendRTI	24,505	23,470
LabTempR40 ST	4,640	2,760
LabTempR20 ST	2,035	2,172
TempTrendRII TTD	1,160	1,150
Hemo-CoolTMJR Accessories	820	180
StaFreezR FTI	800	720
Miscellaneous	75	0
OEM Products	0	4,900
	$1,305,491	$1,240,860

Other Revenues. Interest income for Fiscal 2013 was $55 less than fiscal 2012 due to a decrease in the interest rate paid on investments. During Fiscal 2013, the Company maintained a money market account which received an interest rate between .10% and .25% APY. The Company also realized $2,270 in miscellaneous income from subleasing a portion of the Company’s storage space and gain on sale of equipment during Fiscal 2013 compared to $1,920 in miscellaneous income from such subleasing in Fiscal 2012.

Costs and Expenses. Overall operating costs and expenses for the fiscal year ending April 30, 2013 increased by $89,862 compared to the fiscal year ending in 2012. The increase in operating costs and expenses for Fiscal 2013 was generally related to an increase in salaries and office and laboratory supply expenses, marketing expenses and the write off of capitalized patent pending expenses. With the exception of the above expenses, the overhead of the Company has remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 29.42% for the fiscal year ending April 30, 2013 and 28.56% for the fiscal year ending April 30, 2012. This increase in cost of sales as a percentage of net sales is primarily due to an increase in the sale of wholesale products during the comparative time periods. The cost of sales as a percentage of sales for wholesale products is significantly higher than the Company’s other products thus resulting in an overall increase in the cost of goods sold as a percentage of net sales. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 2013 by $30,456 or 29.52%, as compared to the fiscal year ending in 2012. The overall increase from Fiscal 2012 is due to increases in laboratory supplies, equipment, FDA annual fees and salaries and related employee expenses. The Company is investigating several new products including certain compounds for use in food and other products as antibacterial agents and research intended to expand and improve the Company’s current product line. These development expenses have remained substantially constant for the past three years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business – Products Under Development."

Marketing Expenses. The Company's marketing expenses were $209,924 in Fiscal 2013 as compared to $171,322 for the fiscal year ending in 2012. The increase for Fiscal 2013 was primarily due to increased salaries and related employee expenses, additional insurance expenses, additional marketing materials and trade show exhibit fees. The Company will continue to increase its marketing activities as resources become available which management believes is necessary to continue the Company's growth.

General and Administrative Expenses. The Company's general and administrative costs increased by $20,804 as compared to the 2012 fiscal year. The increase was primarily the result of increases in general insurance, salaries and office supplies. Except for unforeseen extraordinary items, increases to employee compensation associated with the Company’s 401(k) plan and formal bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2014.

Income Tax Expense (Benefit). Income tax expense was $34,371, or 26.5% of income before taxes, for fiscal 2013 compared to income tax expense of $59,535, or 29.6% of income before income taxes for fiscal 2012. The impact of the rate reconciling items for fiscal 2012 is greater than fiscal 2013 primarily because income before income taxes was lower in fiscal year 2013.

Net Income/Loss. The Company experienced a net after-tax profit of $95,309 for Fiscal 2013 as compared to a net after-tax profit of $124,756 for Fiscal 2012. Although the Company’s net sales increased in Fiscal 2013, the Company experienced a decrease in profitability of the Company due to an increase in expenses. See discussion of various expenses above.

Assets. Since April 30, 2012, the Company's current assets have increased by $85,202. This increase is primarily due to increased inventory and prepaid expenses resulting from the Company’s profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also “Related Party Transactions” below.

Liabilities. The Company's current liabilities have increased by $1,418 since April 30, 2012. This increase is primarily due to ordinary fluctuations in operations. The increase does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 14.94 to 1, has increased from 14.09 to 1 at April 30, 2012. The increase in ratio of current assets to current liabilities is a result of the profit realized by the Company in Fiscal 2013. In order to maintain the Company’s asset/liability ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources. During the fiscal year ending April 30, 2013, the Company had an increase in net working capital of $83,784. The increase in net working capital is primarily due to the Company’s realizing and retaining a profit in Fiscal 2013.

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

Cash provided by operating activities was $65,050 during Fiscal 2013. Cash provided by operating activities was $138,137 during Fiscal 2012. During Fiscal 2013, $8,847 was used for equipment purchases, $46,754 was allocated to new patents and patents pending, and $33,394 of previously capitalized patent pending expenses were written off. Except for operating capital, limited equipment purchases, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2013, the Company had $1,151,493 of current assets available. Of this amount, $42,463 was prepaid expenses, $139,424 was inventory, $173,583 was net trade receivables, and $796,023 was cash. The Company’s cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Related Party Transactions. The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2013 and 2012 in connection with past shared common expenses. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2013, the Company paid $38,069 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Off-Balance Sheet Arrangements. As of April 30, 2013, the Company was not involved in any off-balance sheet arrangements, as defined in Item 303(1)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2013. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company retained the services of Sassetti, LLC to audit the Company’s annual financial statements as of April 30, 2013 and 2012, and to review the Company’s quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company’s accountants regarding accounting matters or financial disclosure.

Item 9A. Controls and Procedures.

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective. Management has concluded that the Company’s disclosure controls and procedures were not effective solely because the Company failed to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ending October 31, 2012 (the “2nd Quarter Quarterly Report”). The Company has reviewed its disclosure controls and procedures that lead to the untimely filing of the 2nd Quarter Quarterly Report and has implemented procedures to ensure timely filing of the Company’s periodic filings required to be filed by the Company under the Exchange Act.

The Annual Report on Form 10-K for the fiscal year ending April 30, 2013 (the “Original 2013 Form 10-K”) was filed on July 29, 2013 with certain financial information for prior fiscal years due to an error in the outside preparer’s computer program. Although the specific cause of the error has not been ascertained, the error was discovered immediately and this Amended Form 10-K for the fiscal year ending April 30, 2013 was filed on July 30, 2013 with the correct financial information. The Company has reviewed disclosure controls and procedures that led to the filing of the incorrect financial information in the Original 2013 Form 10-K and it has been determined no additional reasonable controls or procedures or revisions to the Company’s current controls and procedures would have prevented the error.

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

(3) Prior to the date of filing the Original 2013 Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2013 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.

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

(b) Other than the procedures implemented by the Company to ensure timely filing of the Company’s periodic filings, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected or are likely to materially affect the Company’s internal control over financial reporting

Item 9B. Other Information.

No information was required to be disclosed by the Company on Form 8-K during the fourth quarter of the year covered by this Annual Report.

Part III

The information contained in items 10, 11, 12, and 13 is the same information to be included in the Registrant's definitive proxy statement, if any, to be filed with the Commission, and is included herein for convenience only.

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company are:

Name	Age	Positions with Company	Served in Office Since
Fred K. Suzuki	83	President, Chief Executive Officer, Director of Research and Development, Director of Marketing and Sales, and Chairman of the Board of Directors	February, 1976 (1)
Mary K. Friske	53	Vice President - Administration, and Manager of Sales	September, 1993
Laurence Mead	51	Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer and Manager of Product Development	April, 1994
Beverly R. Suzuki	78	Vice President – Customer Service	June, 2005
Lauane C. Addis	57	Corporate Counsel Secretary and Director	February, 1984 December, 1985 February, 1984
James F. Schembri	78	Director	November, 1990
Jennifer A. Rieck	30	Vice President – Regulatory Affairs and New Business Development	November, 2012

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

Family Relationships. Lauane C. Addis is the son-in-law of Fred K. Suzuki. Beverly R. Suzuki is the spouse of Fred K. Suzuki. Jennifer A. Rieck is the grand-daughter of Fred K. Suzuki and the daughter of Lauane C. Addis. Otherwise, there is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

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

LAURENCE MEAD, Chief Operating Officer, Chief Financial Officer, Vice President – Manufacturing and Development, Chief Accounting Officer, Treasurer, Manager of Product Development and Director. Mr. Mead joined the production department of the Company in 1980, and has served as the Company's Production Manager since 1984. In April, 1994, Mr. Mead was appointed Vice President - Manufacturing and Manager of Financial and Product Development. In September, 2002, Mr. Mead was appointed Chief Accounting Officer. In June, 2004, Mr. Mead was appointed Chief Operating Officer and Vice President of Product Development. Mr. Mead was appointed to the Company’s Board of Directors in June, 2006. In June, 2009, Mr. Mead was appointed Chief Financial Officer and Treasurer. In June, 2009, Mr. Mead was appointed Chief Financial Officer and Treasurer. Mr. Mead has developed several patents which include a liquid-conductive cooling/heating device and a fold-over cooling gel pack. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

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

JENNIFER A. RIECK, Vice President – Regulatory Affairs and New Business Development. Mrs. Rieck joined the company in March, 2011. She served the Company as the Assistant to the President and New Business Development. Her course work in biology, chemistry, physics and math allows her to comprehend and contribute in the development of new products. In November, 2012, Mrs. Rieck was appointed Vice President – Regulatory Affairs and New Business Development. She works closely with patent attorneys and has taken on the role of liaison between the Company and agencies such as the FDA, AABB and CAP. Prior to joining the Company, Mrs. Rieck taught English in South Korea from 2004 to 2005. From 2005 to 2009 she worked as a law clerk, facilities manager and office manager of Stahl Cowen Crowley Addis LLC. From 2010 to 2011 she worked as a recruiting specialist at Career Education Corporation. Mrs. Rieck received her Bachelor of Arts degree in May, 2004 from the University of Colorado, Boulder where she majored in International Affairs. She received her Master of Business Administration degree in November, 2012 from DePaul University where she focused her studies on Human Resources.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Company did not receive any reports during Fiscal 2013 required to be filed by a director, officer or beneficial owner of more than 10% of the Company’s common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company’s common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2013.

Audit Committee. The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principles and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Audit Committee also meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The Audit Committee also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual consolidated financial statements, review the unaudited quarterly financial statements of the Company, and perform other services for the Company. The Audit Committee arranges with such auditors the scope of the audit to be undertaken by them and any other services to be provided. The Audit Committee currently has one member, James F. Schembri, a director of the Company. The Board of Directors has determined that Mr. Schembri is a financial expert as a result of Mr. Schembri’s experience described under “Business Experience” above. Mr. Schembri is an independent director as defined in Rule 407of Regulation SK.

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

Director Independence. Jim Schembri is the sole independent director under the independence standards applicable to the Company’s Board of Directors and the sole independent member of the Board’s compensation and audit committees under the independence standards applicable to such committees.

In determining whether a director is an independent director of the Company’s Board of Directors, or an independent member of the board’s audit and compensation committees, the Company uses the determination of “independence” promulgated by the New York Stock Exchange. While the Company applies the New York Stock Exchange’s standards for purposes of determination of “independence”, the Company does not apply the New York Stock Exchange’s or any other exchange’s requirements with respect to the number or proportion of independent directors required to be a part of the Company’s Board of Directors.

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2013 and 2012 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

Summary Compensation Table:

Name and Principal Position	Year $	Salary $	Bonus (1) $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation (2) $	Nonqualified deferred compensation earnings $	All Other Compensation (3) $	Total $
Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer	2013	$141,438	$21,000	--	--	$6,989	--	$16,275	$185,702
	2012	$125,375	$16,500	--	--	$6,243	--	$14,530	$162,648

Laurence C. Mead, Chief Operating Officer, Chief Financial Officer, Vice President/Manufacturing and Development Chief Accounting Officer, Treasurer and Manager of Product Development, Director	2013	$126,554	$10,000	--	--	$6,282	--	$14,786	$157,622
	2012	$110,439	$5,500	--	--	$5,623	--	$8,860	$130,422

------------------------------

(1) In addition to the bonuses paid to Fred K. Suzuki under the Executive Officer Bonus Program described below, Mr. Suzuki received $33,000 payable over three years in equal installments under a special bonus plan adopted by the Compensation Committee on September 18, 2011.

(2) Amounts represent Company’s match portion of 401(k) contribution.

(3) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $13,775 and $12,030 in lieu of accrued vacation for Fiscal 2013 and 2012, respectively. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2013 and 2012. Mr. Mead also received $12,286 and $6,360 in lieu of accrued vacation for Fiscal 2013 and 2012, respectively.

Stock Options.

The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2013, and no such stock options were outstanding as of April 30, 2013.

Directors Compensation

The directors’ compensation is determined by the Company’s Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2013.

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

Performance of the Compensation Committee. The Compensation Committee of the Company’s Board of Directors has reviewed its performance during the fiscal year ending April 30, 2013 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter.

Executive Officer Bonus Program. The Compensation Committee has adopted a bonus program for all executive officers of the Company based on Company profitability. In the aggregate, $26,000 in bonuses was paid and $21,000 accrued during fiscal year ended April 30, 2013 to four executive officers. Under the bonus program, as Company profitability improves, the bonus payouts will increase. The distribution of the bonus payouts under the bonus program is determined with consultation from the Company’s CEO. In addition to the bonuses paid to Fred K. Suzuki under the Executive Officer Bonus program, Mr. Suzuki received $33,000 payable over three years in equal installments under a special bonus plan adopted by the Compensation Committee on September 18, 2011

Compensation Committee Report. The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the compensation discussion and analysis presented above with management and, based on that review and discussion, has recommended to the Company’s Board of Directors that the compensation discussion and analysis be included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following table sets forth information as of April 30, 2013, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Fred K. Suzuki 710 S. Kennicott Arlington Heights, IL 60005	5,513,470 shares of record and beneficial(1)	36.92%
Common Stock	F.K. Suzuki International, Inc. 1940 E. Devon Ave. Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial	30.02%
Common Stock	Jeanne S. Addis, Trustee of the Addis Family Equity Trust dated September 1, 2009 1819 Orleans Circle Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial(2)	30.02%
Common Stock	James F. Schembri 3565 Port Cove Dr., #73 Waterford, MI 48328	1,291,500 shares of record and beneficial(3)	8.65%
Common Stock	Mary K. Friske 940 Bradley Court Palatine, IL 60074	41,000 shares of record and beneficial(4)	.27%
Common Stock	Laurence C. Mead 1151 Warwick Cir. North Hoffman Estates, IL 60169	60,250 shares of record and beneficial(5)	.40%
Common Stock	Beverly Suzuki 710 S. Kennicott Arlington Heights, IL 60005	820,000 shares of record and beneficial(6)	5.49%
Common Stock	Jennifer Rieck 1819 Orleans Circle Elk Grove Village, IL 60007	697,559 beneficial(7)	4.67%
Common Stock	Lauane C. Addis 1819 Orleans Circle Elk Grove Village, IL 60007	-	-
Common Stock	All directors and officers as a group (6 members)	6,906,220	46.24%

_____________________________

(1)	Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 33.3% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares which are owned by FKSI and 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants.

(2)	Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated September 1, 2009, owns 31.11% of the outstanding Common Stock of FKSI, which owns 30.02% of the Common Stock of the Company. Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares owned by FKSI.

(3)	Included in the shares owned by James F. Schembri are 66,000 shares in Mr. Schembri’s individual retirement account for the benefit of Mr. Schembri.

(4)	In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 700 shares, or approximately .7%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(5)	In addition to the common stock of the Company owned by Laurence C. Mead, he also owns 4,000 shares, or approximately 4%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(6)	Beverly R. Suzuki is deemed to be a beneficial owner by reason of voting and disposition control of 820,000 shares owned by her and Fred K. Suzuki as joint tenants.

(7)	Jennifer Rieck is the 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009, which owns 31.11% of the outstanding stock of FKSI, which owns 30.02% of the common stock of the Company. Jennifer Rieck as a 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of pecuniary benefit of 697,559 shares owned by FKSI.

Changes in Control. The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company. There has not been a change in the control of the Company during the last fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At April 30, 2013, F.K. Suzuki International, Inc. (“FKSI”) owed $19,699 to the Company in connection with past shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI’s capital in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2013, the Company paid $38,069 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

The discussion in Item 10 of this report regarding director independence is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Sassetti LLC served as independent auditors for the fiscal years ended April 30, 2013 and 2012, and it has acted as auditors for the Company since August 29, 2009.

Audit Fees. Fees billed by Sassetti LLC totaled $36,685 for year ended April 30, 2013. This amount includes fees for the annual audit for the fiscal year ending April 30, 2012 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2013. Fees billed by Sassetti, LLC totaled $36,712 for year ended April 30, 2012. This amount includes fees for annual audit for fiscal year ending April 30, 2011 and reviews of all the Company’s quarterly reports filed by the company with the SEC during the fiscal year ended April 30, 2012.

Audit-Related Fees. Sassetti LLC did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal year ending April 30, 2013 and 2012, Sassetti LLC billed the Company $3,950 and $3,600, respectively, for professional fees related to tax services rendered to the Company.

All Other Fees. Sassetti LLC did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company’s Audit Committee is required to approve all non-audit services to be performed by the Company’s auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company’s fiscal year ending April 30, 2013 and April 30, 2012 was compatible with maintaining the independence of the Company’s auditors. The Audit Committee has made a determination that the independence of Sassetti LLC will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2013 and April 30, 2012, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

Balance sheets for the fiscal years ending April 30, 2013 and 2012.

Statements of income for the fiscal years ending April 30, 2013 and 2012.

Statements of Shareholders' Equity for the fiscal years

April 30, 2013 and 2012.

Statements of Cash Flows for fiscal years ending

April 30, 2013 and 2012.

Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

No financial schedules for the fiscal years ending April 30, 2013 and 2012 are submitted.

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

REGISTRANT: BIOSYNERGY, INC.

/s/ Fred K. Suzuki	July 30, 2013
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki	July 30, 2013
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

/s/ Lauane C. Addis	July 30, 2013
Lauane C. Addis, Secretary and Director	Date

Biosynergy, Inc.

Financial Statements for the

Years Ended April 30, 2013 and 2012

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

Certified Public Accountants

The Board of Directors

Biosynergy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2013 and 2012 and the related statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sassetti LLC

July 29, 2013

Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

Assets

	2013	2012
Current Assets
Cash	$796,023	$786,574
Accounts receivable - Trade (Net of allowance for doubtful accounts of $500 in both 2013 and 2012)	173,583	167,557
Inventories	139,424	84,790
Prepaid expenses	42,463	27,370
Total Current Assets	1,151,493	1,066,291

Equipment and Leasehold Improvements
Equipment	205,093	203,120
Leasehold improvements	20,022	20,022

	225,115	223,142
Less accumulated depreciation and amortization	212,978	213,522
Total Equipment and Leasehold Improvements	12,137	9,620

Other Assets
Patents less accumulated amortization	28,409	12,768
Patents pending	148,912	152,868
Deposits	5,937	5,937
Total Other Assets	183,258	171,573

	$1,346,888	$1,247,484

Liabilities and Stockholders’ Equity

	2013 _	2012 _
Current Liabilities
Accounts payable	$17,008	$12,519
Accrued compensation and payroll taxes	35,875	36,734
Other accrued expenses	1,662	3,000
Accrued vacation	22,507	23,381
Total Current Liabilities	77,052	75,634

Deferred Income Taxes	37,734	35,057

Stockholders’ Equity
Common stock - No par value; 20,000,000 shares authorized; 14,935,511 shares issued as of both April 30, 2013 and 2012	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	590,813	495,504
Total Stockholders’ Equity	1,232,102	1,136,793
	$1,346,888	$1,247,484

The accompanying notes are an integral part of the financial statements.

	2013	2012
Net Sales	$1,305,491	$1,240,860

Cost of Sales	384,046	354,371

Gross Profit	921,445	886,489

Operating Expenses
Marketing	209,924	171,322
General and administrative	451,450	430,646
Research and development	133,625	103,169
Total Operating Expenses	794,999	705,137

Income from Operations	126,446	181,352

Other Income
Interest income	964	1,019
Other income	2,270	1,920

Total Other Income	3,234	2,939

Income Before Income Taxes	129,680	184,291

Provision for Income Taxes	34,371	59,535

Net Income	$95,309	$124,756

Net Income Per Common Share -
Basic and diluted	$ .006	$ .008

Weighted-Average Common Shares Outstanding	14,935,511	14,935,511

	Common Stock
	Shares	Amount	Related Receivable	Retained Earnings	Total
Balance, April 30, 2011	14,935,511	$660,988	$(19,699)	$370,748	$1,012,037
Net income	-	-	-	124,756	124,756
Balance, April 30, 2012	14,935,511	$660,988	$(19,699)	$495,504	$1,136,793
Net income	-	-	-	95,309	95,309
Balance, April 30, 2013	14,935,511	$660,988	$(19,699)	$590,813	$1,232,102

	2013	2012
Cash Flows from Operating Activities
Net income	$95,309	$124,756
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	8,006	10,022
Deferred income taxes	2,677	6,523
Abandonment of patents pending	33,393	-
Changes in assets and liabilities
Accounts receivable	(6,026)	(16,809)
Inventories, prepaid expenses and other	(69,727)	(173)
Accounts payable and accrued expenses	1,418	13,818

Total Adjustments	(30,259)	13,381

Net Cash Provided by
Operating Activities	65,050	138,137

Cash Flows from Investing Activities
Purchase of equipment	(8,847)	(4,214)
Patents and patents pending	(46,754)	(15,246)

Net Cash Used in Investing Activities	(55,601)	(19,460)

Increase in Cash	9,449	118,677

Cash, Beginning of Year	786,574	667,897

Cash, End of Year	$796,023	$786,574

Supplemental disclosure of cash flow information
Income taxes paid	$31,694	$59,299
Interest paid	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the Hemo Temp II Blood Monitoring Device, accounted for about 90% of sales for the years ended April 30, 2013 and 2012. The products are sold to hospitals, clinical end users, laboratories and product dealers located throughout the United States.

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

Shipping and Handling

Shipping and handling fees billed to customer, if any, are netted against the related costs which are included in cost of sales. The net cost is not material.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the years ended April 30, 2013 and 2012 as there are no common stock equivalents.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2013 and 2012, approximates their carrying value.

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

Note 3 - Inventories

Inventories consist of the following:

	2013 ________	2012 ________

Raw Materials	$114,081	$68,253
Work-in-process	18,638	9,406
Finished goods	6,705	7,131

	$139,424	$84,790

Note 4 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2013 and 2012 are as follows:

	2013 ________	2012 ________
Total deferred tax liabilities
Patents	$40,452	$37,744
Prepaid and other	6,829	5,879
	47,281	43,623

Total deferred tax assets
Accrued vacation pay	(7,312)	(5,419)
Equipment and leaseholds	(1,446)	(2,099)
Other	(789)	(1,048)
	(9,547)	(8,566)

Net deferred income tax liabilities	$37,734	$35,057

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

Note 4 - Income Taxes (Continued)

The provision for income taxes consists of the following components:

	2013	2012
Current
Federal	$20,933	$37,646
State	10,761	15,366
	31,694	53,012

Deferred	2,677	6,523
	$34,371	$59,535

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended April 30,
	2013	2012

U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of federal tax benefit	6.0	5.0
Effect of graduated federal tax rates and other	(13.5)	(9.4)

Effective tax rate	26.5%	29.6%

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2013:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0%(1)	- %	100%
Fred K. Suzuki, Officer	4.1	33.3	-
Lauane C. Addis, Officer	-	-	-
James F. Schembri, Director	8.6	-	-
Mary K. Friske, Officer	.3	.7	-
Laurence C. Mead, Officer	.4	4.0	-
Beverly R. Suzuki, Officer	2.7	-	-
Jeanne S. Addis, as Trustee	-	31.1	-

Note 5 - Related Party Transactions (Continued)

As of April 30, 2013 and 2012, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance of $19,699 was reclassified as a contra equity account.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were $38,069 and $33,732 for the years ended April 30, 2013 and 2012, respectively.

Note 6 - Lease Commitments

In May 2010, the Company entered into a five-year extension of the lease agreement for its current facilities, which expires on April 30, 2015. The base rent under the extended lease is payable in equal monthly installments over the life of the lease. As of April 30, 2013, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:
2014	70,200
2015	70,200
Total	$140,400

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses. Rent expense was $70,200 and $64,350 for fiscal years ended April 30, 2013 and 2012. The Company received a credit of $5,850 for lost office time after a flood in August of 2011.

Note 7 - Major Customers

Shipments to one customer amounted to approximately 34.6% and 32.6% of sales in fiscal years 2013 and 2012, respectively. As of April 30, 2013 and 2012, there were outstanding accounts receivable from this customer of approximately $97,470 and $94,560, respectively.

Shipments to another customer accounted for 29.3% and 28.7% of sales in fiscal years 2013 and 2012, respectively. As of April 30, 2013 and 2012, there were outstanding accounts receivable from this customer of approximately $27,840 and $33,800, respectively.

Note 8 – Employee Benefit Plan

The Company sponsors a 401(k) plan for all full-time employees. Under the plan, a participant may elect to defer compensation (up to allowable limits). The Company's discretionary contributions for the years ended April 30, 2013 and 2012 were $23,407 and $19,703, respectively.

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred K. Suzuki, certify that:

1. I have reviewed this Annual Report on Form 10-K/A of Biosynergy, Inc.;

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

Dated: July 30, 2013

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Laurence C. Mead, certify that:

1. I have reviewed this Annual Report on Form 10-K/A of Biosynergy, Inc.;

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

Dated: July 30, 2013

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K/A for the year ending April 30, 2013, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2013, and for the period then ended.

Biosynergy, Inc.

Dated: July 30, 2013

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K/A for the year ending April 30, 2013, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2013, and for the period then ended.

Biosynergy, Inc.

Dated: July 30, 2013

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer