Form 10-Q
period 2013-07-31
BIOSYNERGY INC
filed 2013-09-13
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2013: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Balance Sheets

ASSETS

	July 31, 2013	April 30, 2013
	Unaudited	Audited

Current assets
Cash	$785,053	$796,023
Accounts receivable, trade (Net of allowance for doubtful accounts of $500 at July 31, 2013 and April 30, 2013	161,163	173,583
Inventories	141,817	139,424
Prepaid expenses	47,363	42,463

Total current assets	1,135,396	1,151,493

Equipment and leasehold improvements
Equipment	205,093	205,093
Leasehold improvements	20,022	20,022
	225,115	225,115

Less accumulated depreciation and amortization	(214,517)	(212,978)

Total equipment and leasehold improvements, net	10,598	12,137

Other assets
Patents less accumulated amortization	27,836	28,409
Pending patents	155,304	148,912
Deposits	5,937	5,937

Total other assets	189,077	183,258
	$1,335,071	$1,346,888

The accompanying notes are an integral part of the financial statements.

Liabilities and Shareholders’ Equity

	July 31, 2013	April 30, 2013
	Unaudited	Audited

Current Liabilities
Accounts payable	$22,568	$17,008
Accrued compensation and payroll taxes	6,569	35,875
Other accrued expenses	1,311	1,662
Accrued vacation	31,250	22,507

Total current liabilities	61,698	77,052

Deferred income taxes	37,734	37,734

Shareholders’ equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares outstanding at July 31, 2013 and April 30, 2013	660,988	660,988
Receivable from Affiliate	(19,699)	(19,699)
Retained earnings	594,350	590,813

Total Shareholders’ Equity	1,235,639	1,232,102

	$1,335,071	$1,346,888

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

	Three months ended July 31,
	2013	2012
	Unaudited	Unaudited

Net Sales	$323,840	$307,976
Cost of Sales	107,408	88,384
Gross Profit	216,432	219,592
Operating Expenses
Marketing	53,606	47,588
General and administrative	125,935	120,483
Research and development	36,032	27,783
Total Operating Expenses	215,573	195,854
Income from Operations	859	23,738
Other Income
Interest income	161	269
Other income	480	480
Total Other Income	641	749
Net income before income taxes	1,500	24,487
Provision (benefit) for income taxes	2,037)	8,252
Net Income	$3,537	$16,235

Net Income per share of common stock-basic and diluted	$—	$—
Weighted-Average common stock outstanding-basic and diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2013

Unaudited

	Common stock
	Shares	Amount	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2013	14,935,511	$660,988	$(19,699)	$590,813	$1,232,102

Net Income	—	—	—	3,537	3,537
Balance, July 31, 2013	14,935,511	$660,988	$(19,699)	$594,350	$1,235,639

The accompanying notes are an integral part of the financial statements.

 BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	THREE MONTHS ENDED JULY 31,
	2013	2012

Cash flows from operating activities
Net income	$3,537	$16,235
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,112	1,815
Changes in assets and liabilities
Accounts receivable	12,420	3,357
Inventories	(2,393)	12,910
Prepaid expenses	(4,900)	1,551
Accounts payable and accrued expenses	(15,354)	(23,979)
Total Adjustments	(8,115)	(4,346)

Net cash (used in) provided by operating activities	(4,578)	11,889

Cash flow from investing activities
Purchase of equipment	—	(5,440)
Patents and patents pending	(6,392)	(10,608)

Net cash (used in) investing activities	(6,392)	(16,048)

Decrease in cash and cash equivalents	(10,970)	(4,159)

Cash Beginning Period	796,023	786,574

Cash Ending Period	$785,053	$782,415

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2013 Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2013 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.13% of the sales during the quarter ending July 31, 2013. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the quarter ending July 31, 2013, there were no differences between the Company’s net income and comprehensive income.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of July 31:

	2013	2012
Current
Federal	$(1,882)	$5,975
State	(155)	2,277
Provision (benefit) for Income Taxes	$(2,037)	$8,252

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended July 31,
	2013	2012
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Adjustment for prior year estimates	(71.7)	—
Effect of graduated federal tax rates	(5.8)	(5.3)
Effective Tax Rate	(38.5)%	33.7%

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Certification (ASC). There have been a number of ASUs to date that amend the original text of ASCs. Those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Note 3 – Inventories

Components of inventories are as follows:

	July 31, 2013	April 30, 2013

Raw materials	$108,463	$114,081
Work-in-process	10,926	18,638
Finished goods	22,428	6,705
	$141,817	$139,424

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2013:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	- %	100.0%
Fred K. Suzuki, Officer	4.1	33.3	—
Lauane C. Addis, Officer	—	—	—
Jeanne S. Addis, Trustee	—	31.1	—
James F. Schembri, Director	8.6	—	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	4.0	—
Beverly K. Suzuki, Officer	2.7	—	—

____________________________

As of July 31, 2013 and April 30, 2013, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

Note 6 - Major Customers

Shipments to one customer amounted to 35.61% of sales during the first three months of Fiscal 2014 compared to 33.47% during the three month period ending July 31, 2012. As of July 31, 2013, there were outstanding accounts receivable from this customer of $69,230 compared to $72,790 at July 31, 2012. Shipments to another customer amounted to 29.11% of sales during the first three months of Fiscal 2014 and 28.75% of sales during the first three months of Fiscal 2013. As of July 31, 2013, there were outstanding accounts receivable from this customer of approximately $34,805 compared to $41,055 at July 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending July 31, 2013 (“1st Quarter”), the net sales increased 5.15%, or $15,864, as compared to net sales for the comparative quarter ending in 2012. This increase in sales was primarily the result of an increase in HemoTempR II and TempTrendR sales during the 1st Quarter. As of July 31, 2013, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $641 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $161.

Costs and Expenses

General

The operating expenses of the Company during the 1st Quarter increased overall by 8.13%, or $15,927, as compared to the 1st Quarter in 2012, primarily due to an increase in salaries, employee benefits, marketing expenses, and legal expenses.

Cost of Sales

The cost of sales during the 1st Quarter increased by $19,024 as compared to these expenses during the same quarter ending in 2012. This increase was due primarily to the new medical device excise tax, equipment repairs, production supplies, increased salaries and employee benefits. As a percentage of sales, the cost of sales was 33.17% during the 1st Quarter and 28.69% for the comparative quarter ending in 2012. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $8,249, or 29.69%, as compared to the same quarter in 2012. This increase was primarily due to increase in the allocation of a full time employee’s salary and employee benefits. The Company is continuing to investigate certain compounds for use in food and other products as antibacterial agents and research intended to improve and expand the Company’s current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

Marketing Expenses

Marketing expenses for the 1st Quarter increased by $6,018 or 12.65%, as compared to the quarter ending July 31, 2012. The Company experienced increased marketing materials, mailings and employee benefits during the 1st Quarter accounting for the overall increase in marketing expenses.

General and Administrative Expenses

General and administrative costs increased by $1,660, or 1.38%, as compared to the 1st Quarter ending in 2012. This increase was primarily the result of an increase in legal expenses incurred in the ordinary course of business. Except for unforeseen expenses and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2014.

Net Income

The Company realized net income of $3,537 during the 1st Quarter as compared to a net income of $16,235 for the comparative quarter of the prior year. The decrease in net income was primarily a result of an employee bonus paid in this quarter, higher marketing expenses for product mailings and legal fees.

Assets/Liabilities

General

Since April 30, 2013 the Company’s assets have decreased by $11,817 and liabilities have decreased by $15,354. The decrease in assets (primarily cash and accounts receivable) and the decrease in liabilities (primarily accrued compensation) is primarily a result of the Company’s use of cash to pay year-end bonuses and payroll taxes.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2013 and April 30, 2013. This account primarily represents common expenses incurred in the ordinary course of business which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company has been reclassified as a reduction of FKSI’s capital in the Company. See “Financial Statements.”

A board member provides a variety of legal service to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $15,392 and $13,502 at July 31, 2013 and 2012, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 18.40 to 1, has increased compared to 14.94 to 1 at April 30, 2013, primarily due to a higher percentage decrease in current liabilities than the percentage decrease in current assets. This increase is not indicative of a material change in the financial condition of the Company, but rather a normal fluctuation due to the timing of payment of vendors. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

The decrease in liabilities was due primarily to a decrease in accrued compensation and payroll taxes related to year-end bonuses paid during the 1st Quarter.

Liquidity and Capital Resources

During the 1st Quarter, the Company experienced a decrease in working capital of $743. This was primarily due to a decrease in cash and accounts receivable.

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

Cash used in operating activities was $4,578 during the three month period ending July 31, 2013. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2013.

As of July 31, 2013, the Company had $1,135,396 of current assets available. Of this amount, $47,363 was prepaid expenses, $141,817 was inventory, $161,163 was net trade receivables and $785,053 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

Use of Estimates. Preparation of financial statements and conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The financial condition of the Company and results of operations may differ from the estimates and assumptions made by management in preparation of the Financial Statements accompanying this report.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending July 31, 2013 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending July 31, 2013, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending July 31, 2013, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending July 31, 2013, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending July 31, 2013, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date September 13, 2013	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date September 13, 2013	/s/ Laurence C. Mead
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

Dated: September 13, 2013

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

Dated: September 13, 2013

/s/ Laurence C. Mead
Laurence C. Mead
Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2013, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: September 13, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2013, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead
Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: September 13, 2013