Form 10-Q
period 2013-10-31
BIOSYNERGY INC
filed 2013-12-16
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

: QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 16, 2013: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Balance Sheets

ASSETS

	October 31, 2013	April 30, 2013
	Unaudited	Unaudited
Current Assets
Cash	$860,531	$796,023
Accounts Receivable, Trade (Net of allowance for Doubtful accounts of $500 at October 31, 2013 and April 30, 2013)	170,420	173,583
Inventories	131,959	139,424
Prepaid Expenses	14,169	42,463

Total Current Assets	1,177,079	1,151,493

Equipment and Leasehold Improvements
Equipment	208,618	205,093
Leasehold Improvements	20,022	20,022
	228,640	225,115

Less accumulated depreciation and amortization	(216,251)	(212,978)

Total Equipment and Leasehold Improvements, Net	12,389	12,137
Other Assets
Patents less Accumulated Amortization	27,262	28,409
Pending Patents	165,513	148,912
Deposits	5,937	5,937

Total Other Assets	198,712	183,258

	$1,388,180	$1,346,888

The accompanying notes are an integral part of the financial statements.

Liabilities and Shareholders’ Equity

	October 31, 2013	April 30, 2013
	Unaudited	Unaudited
Current Liabilities
Accounts Payable	$8,792	$17,008
Accrued Compensation and Payroll Taxes	19,270	35,875
Other Accrued Expenses	2,005	1,662
State/Federal Income Taxes Payable	1,393	—
Accrued Vacation	32,823	22,507

Total Current Liabilities	64,283	77,052

Deferred Income Taxes	37,734	37,734

Shareholders’ Equity
Common Stock, no par value; 20,000,000 authorized shares issued: 14,935,511 Shares at October 31, 2013 and April 30, 2013	660,988	660,988
Receivable from Affiliate	(19,699)	(19,699)
Retained Earnings	644,874	590,813

Total Shareholders’ Equity	1,286,163	1,232,102

	$1,388,180	$1,346,888

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Net Sales	$345,634	$333,213	$669,474	$641,189
Cost of Sales	98,688	89,957	206,097	178,341
Gross Profit	246,946	243,256	463,377	462,848

Operating Expenses
Marketing	42,832	54,731	96,439	102,319
General and Administrative	94,459	96,503	220,394	216,985
Research and Development	33,963	28,016	69,994	55,799

Total Operating Expenses	171,254	179,250	386,827	375,103

Income from Operations	75,692	64,006	76,550	87,745
Other Income
Interest Income	161	267	323	536
Other Income	480	480	960	960

Total Other Income	641	747	1,283	1,496

Net Income Before Income Taxes	76,333	64,753	77,833	89,241

Provision for Income Taxes	25,809	21,840	23,772	30,092
Net Income	$50,524	$42,913	$54,061	$59,149

Net Income Per Common Stock – Basic and Diluted	$—	$—	$—	$—
Weighted-Average Common Stock Outstanding – Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2013

(Unaudited)

	Common stock
	Shares	Amount	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2013	14,935,511	$660,988	$(19,699)	$590,813	$1,232,102

Net Income	-	-	-	54,061	54,061
Balance, October 31, 2013	14,935,511	$660,988	$(19,699)	$644,874	$1,286,163

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended October 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$54,061	$59,149
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	4,420	3,698
Changes in assets and liabilities
Accounts receivable	3,163	12,855
Inventories	7,465	15,301
Prepaid expenses	28,294	12,199
Accounts payable and accrued expenses	(12,769)	(122)

Total Adjustments	30,573	43,931

Net Cash Provided by Operating Activities	84,634	103,080

Cash Flow from Investing Activities
Patents and Patents Pending	(16,601)	(30,120)
Purchase of Equipment	(3,525)	(6,195)

Net Cash (Used In) Investing Activities	(20,126)	(36,315)

Increase in Cash and Cash Equivalents	64,508	66,765

Cash Beginning Period	796,023	786,574

Cash Ending Period	$860,531	$853,339

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$27,564	$18,000

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2013 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 2013 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.5% of the sales during the quarter ending October 31, 2013 and approximately 92.32% of the sales during the six month period ending October 31, 2013. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the quarter and six months ending October 31, 2013 there were no differences between the Company’s net income and comprehensive income.

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

The provision for income taxes consists of the following components as of October 31:

	2013	2012
Current
Federal	$16,689	$21,793
State	7,083	8,299
Provision for Income Taxes	$23,772	$30,092

Note 2 – Summary of Significant Accounting Policies (Continued)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Six Months ended October 31,
	2013	2012
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Adjustment for prior year estimates	(4.9)	—
Effect of graduated federal tax rates	(3.6)	(5.3)
Effective Tax Rate	30.5%	33.7%

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification (ASC). There have been a number of ASUs to date that amend the original text of ASCs. Those ASUs recently issued either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Note 3 – Inventories

Components of inventories are as follows:

	October 31, 2013	April 30, 2013

Raw materials	$96,491	$114,081
Work-in-process	24,063	18,638
Finished goods	11,405	6,705
	$131,959	$139,424

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2013:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	- %	100.0%
Fred K. Suzuki, Officer	4.1	33.3	—
Lauane C. Addis, Officer	—	—	—
Jeanne S. Addis, Trustee	—	31.1	—
James F. Schembri, Director	8.6	—	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	4.0	—
Beverly R. Suzuki, Officer	2.7	—	—

_________________

As of October 31, 2013 and April 30, 2013, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

Note 6 - Major Customers

Shipments to one customer amounted to 33.62% of sales during the first six months of Fiscal 2014 compared to 34.86% during the comparative Fiscal 2013 period. As of October 31, 2013, there were outstanding accounts receivable from this customer of $76,783 compared to $81,320 at October 31, 2012. Shipments to another customer amounted to 29.19% of sales during the first six months of Fiscal 2014 and 27.26% of sales during the first six months of Fiscal 2013. As of October 31, 2013, there were outstanding accounts receivable from this customer of approximately $43,755 compared to $29,485 at October 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending October 31, 2013 (“2nd Quarter”), the net sales increased 3.73%, or $12,421, and increased 4.41%, or $28,285 during the six month period ending October 31, 2013, as compared to net sales for the comparative periods ending in 2012. This increase in sales is primarily the result of an increase in the sales of TempTrend and HemoTemp II. As of October 31, 2013, the Company had no back orders.

In addition to the above, the Company had $641 and $1,283 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the three and the six month periods ending October 31, 2013, respectively.

Costs and Expenses

General

The operating expenses of the Company during the 2nd Quarter decreased overall by 4.46%, or $7,996 and increased by 3.13%, or $11,724 for the six month period ending October 31, 2013, as compared to the same periods ending in 2012. The decrease in the 2nd Quarter was due to one less employee on the Company’s group health insurance plan, while the increase for the six month period was due to an increase in salaries.

Cost of Sales

The overall cost of sales during the 2nd Quarter increased by $8,731 and increased by $27,756 during the six month period ending October 31, 2013 as compared to the same periods ending in 2012 as a result of an increase in unit sales. As a percentage of sales, the cost of sales were 28.55% during the 2nd Quarter and 27.00% for the comparative quarter ending in 2012; and 30.78% during the six month period ending October 31, 2013 compared to 27.81% in 2012. Included in the cost of sales is the medical device excise tax. The Medical device tax, a 2.3% excise tax on the sale of medical devices effective January 1, 2013, applies to the sale of all of the Company’s products. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $5,947, or 21.23%, during the 2nd Quarter as compared to the same quarter in 2012. These costs increased by $14,195, or 25.44%, during the six month period ending October 31, 2013 as compared to the same period in 2012. This increase is primarily due to an increase in salaries. The Company is continuing its investigation and development of certain compounds for use as bacteria retardant agents for use in food and other products and research intended to improve its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete its investigation and development of the bacteria retardant agents.

Marketing Expenses

Marketing expenses for the 2nd Quarter decreased by $11,899, or 21.74%, as compared to the quarter ending October 31, 2012 and decreased by $5,880, or 5.75%, during the six month period ending October 31, 2013 compared to the six-month period ending October 31, 2012. The decrease was primarily due to one less employee on the Company’s health insurance plan, no participation in trade shows, and lower entertainment costs.

General and Administrative Expenses

General and administrative costs decreased by $2,044, or 2.12%, in the 2nd Quarter, and increased by $3,409, or 1.57%, during the six month period ending October 31, 2013, as compared to the same periods in 2012. This overall increase for the six months ending October 31, 2013 was due primarily to higher salaries and employee benefits. Except for unforeseen items and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2014.

Net Income

The Company realized a net income of $50,524 during the 2nd Quarter as compared to a net income of $42,913 for the comparative quarter in the prior year. The Company also realized a net income of $54,061 for the six month period ending October 31, 2013 as compared to a net income of $59,149 during the same period in 2012. The overall decrease in net income is a result of an increase in operating expenses, primarily employee salaries and benefits, which more than offset the increase in net sales.

Assets/Liabilities

General

Since April 30, 2013, the Company's assets have increased by $41,292 and liabilities have decreased by $12,769. The increase in assets, primarily cash and pending patents, is due to the overall profitability of the Company and investment in the development of potential products since April 30, 2013.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2013 and April 30, 2013. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectibility of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company is classified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal service to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $18,046 and $22,534 for the six months ended October 31, 2013 and 2012, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 18.31 to 1, has increased compared to 14.94 to 1 at April 30, 2013. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2013, the Company experienced an increase in working capital of $38,355. This is primarily due to the Company’s net income sustained during the six month period ending October 31, 2013.

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

The cash provided by operating activities was $84,634 during the six month period ending October 31, 2013. $20,126 was used for patent expenses and equipment purchases during this same period. The Company does not anticipate any material expenditures for capital items to be utilized for the production or manufacture of products based on the Company’s recently issued patent for the fold-over coolick pack, patent number D670,876. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the six month period ending October 31, 2013.

As of October 31, 2013, the Company had $1,177,079 of current assets available. Of this amount, $14,169 was prepaid expenses, $131,959 was inventory, $170,420 was net trade receivables and $860,531 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. However, to meet the long-term operating capital needs of the Company, the Company must remain profitable. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2013 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2013, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

The disclosures required by this items are not applicable to the Company because (a) the Company does not have debt exceeding 5% of its total assets, and (b) the Company has not declared any dividends and is not obligated to pay any dividends.

Item 4. Mine Safety Disclosures.

The disclosures required by this item are not applicable to the Company.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending October 31, 2013, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date December 16, 2013	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President
/s/ Laurence C. Mead
Date December 16, 2013	Laurence C. Mead Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

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

Dated: December 16, 2013

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

Dated: December 16, 2013

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2013, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: December 16, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2013, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

Dated: December 16, 2013