Form 10-Q
period 2014-01-31
BIOSYNERGY INC
filed 2014-03-17
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large accelerated filer	_____	Accelerated filer	_____
Non-accelerated filer (Do not check if a smaller reporting company	_____	Smaller reporting company	__X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2014: 14,935,511

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

ASSETS

	January 31, 2014 Unaudited	April 30, 2013 Audited
Current assets
Cash	847,561	796,023
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 at January 31, 2014 and April 30, 2013	135,019	173,583
Inventories	135,437	139,424
Prepaid expenses	26,903	42,463
Total current assets	1,144,920	1,151,493

Equipment and leasehold improvements
Equipment	208,618	205,093
Leasehold improvements	20,022	20,022
	228,640	225,115
Less accumulated depreciation and amortization	(218,083)	(212,978)
Total equipment and leasehold improvements net	10,557	12,137

Other assets
Patents less accumulated amortization	26,689	28,409
Pending patents	177,711	148,912
Deposits	5,937	5,937
Total other assets	210,337	183,258

	1,365,814	1,346,888

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

LIABILITIES AND SHAREHOLDERS EQUITY

	January 31, 2014 Unaudited	April 30, 2013 Audited
Current liabilities
Accounts payable	15,176	17,008
Accrued compensation and payroll taxes	10,916	35,875
Medical device excise tax	436	—
Accrued vacation	18,485	22,507
Other accrued expenses	—	1,662
Total current liabilities	45,013	77,052

Deferred income taxes	37,734	37,734

Shareholder's equity

Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at January 31, 2014 and April 30, 2013	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	641,778	590,813
Total shareholders' equity	1,283,067	1,232,102

	1,365,814	1,346,888

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January
	2014	2013	2014	2013

Net sales	273,017	309,912	942,491	951,101
Cost of sales	100,835	95,642	306,931	273,983
Gross profit	172,182	214,270	635,560	677,118
Operating expenses
Marketing	46,926	53,614	143,365	155,933
General and administrative	87,561	94,182	307,955	311,167
Research and development	39,896	36,911	109,891	92,710
Total operating expenses	174,383	184,707	561,211	559,810

Income (loss) from operations	(2,201)	29,563	74,349	117,308
Other income
Interest income	137	229	460	765
Other income	480	480	1,440	1,440
Total other income	617	709	1,900	2,205

Net income (loss) before income taxes	(1,584)	30,272	76,249	119,513

Provision for income taxes	1,512	10,208	25,284	40,300
Net income (loss)	$(3,096)	$20,064	$50,965	$79,213

Net income (loss) per common share - basic and diluted	$—	$—	$—	$—
Weighted-average shares of common stock outstanding - basic and diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS EQUITY

Nine Months Ended January 31, 2014

Unaudited

	Common Stock
	Shares	Amount	Other and Related Receivable	Retained Earnings	Total
Balance, May 1, 2013	14,935,511	$660,988	($19,699)	$590,813	$1,232,102

Net income	.	.	.	50,965	50,965

Balance, January 31, 2014	14,935,511	$660,988	($19,699)	$641,778	$1,283,067

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF CASH FLOWS

Unaudited

	Nine Months Ended January 31
	2014	2013
Cash flows from operating activities
Net income	$50,965	$79,213
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	6,826	5,836
Changes in assets and liabilities
Accounts receivable	38,564	18,132
Inventories	3,987	(11,443)
Prepaid expenses and other	15,560	2,828
Accounts payable and accrued expenses	(32,040)	(9,171)
Total adjustments	32,897	6,182

Net cash provided by operating activities	83,862	85,395

Cash flow from investing activities
Patents and patents pending	(28,799)	(34,873)
Purchase of equipment	(3,525)	(8,848)

Net cash (used in) investing activities	(32,324)	(43,721)

Increase in cash and cash equivalents	51,538	41,674
Cash beginning period	796,023	786,574
Cash ending period	847,561	828,248

Supplemental cash flow information
Interest paid	—	—
Income taxes paid	29,076	40,300

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2013 Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2014 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 87.68% of the sales during the quarter ending January 31, 2014 and approximately 90.98 of the sales during the nine month period ending January 31, 2014. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the quarter and nine months ending January 31, 2014 there were no differences between the Company’s net income and comprehensive income.

Note 2 – Summary of Significant Accounting Policies (Continued)

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

The provision for income taxes consists of the following components as of January 31:

	2014	2013
Current
Federal	$18,193	$29,185
State	7,091	11,115
Provision for Income Taxes	$25,284	$40,300

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Nine Months ended January 31,
	2014	2013
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Adjustment for prior year estimates	(5.0)	—
Effect of graduated federal tax rates and other	(0.8)	(5.3)
Effective Tax Rate	33.2%	33.7%

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Note 3 – Inventories

Components of inventories are as follows:

	January 31, 2014	April 30, 2013

Raw materials	$101,906	$114,081
Work-in-process	21,957	18,638
Finished goods	11,574	6,705
	$135,437	$139,424

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2014:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	- %	100.0%
Fred K. Suzuki, Officer	4.1	30.0	-
Lauane C. Addis, Officer	-	-	-
Jeanne S. Addis, Trustee	-	28.1	-
James F. Schembri, Director	8.6	-	-
Mary K. Friske, Officer	.3	.7	-
Laurence C. Mead, Officer	.4	10.0(1)	-
Beverly K. Suzuki, Officer	2.7	-	-

_________________

(1)	Effective December 13, 2013, Fred K. Suzuki and Jeanne S. Addis, Trustee, gifted 3,051 shares each of F.K. Suzuki International, Inc. (“FKSI”) common stock to Laurence C. Mead. As a result of these gifts, Laurence C. Mead currently owns 10,102 shares, or approximately 10% of the outstanding common stock of FKSI.

As of January 31, 2014, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

Note 6 - Major Customers

Shipments to one customer amounted to 34.87% of sales during the first nine months of Fiscal 2014 compared to 34.40% during the comparative Fiscal 2013 period. As of January 31, 2014, there were outstanding accounts receivable from this customer of $69,534 compared to $68,200 at January 31, 2013. Shipments to another customer amounted to 28.65% of sales during the first nine months of Fiscal 2014 and 29.14% of sales during the first nine months of Fiscal 2013. As of January 31, 2014, there were outstanding accounts receivable from this customer of $26,835 compared to $28,655 at January 31, 2013.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending January 31, 2014 (“3rd Quarter”), the net sales decreased 11.9%, or $36,895, and decreased .91%, or $8,610, during the nine month period ending January 31, 2014, as compared to net sales for the comparative periods ending in 2013. This decrease in sales is primarily the result of lower demand for HemoTempR II. At January 31, 2014 there were $38,500 in HemoTempR II back orders and $31,100 at January 31, 2013. The Company filled all back orders by the end of February, 2014.

In addition, during the 3rd Quarter the Company had $617 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party as compared to $709 in the prior year.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter decreased overall by 5.59%, or $10,324, as compared to the 3rd quarter in 2013 primarily due to a decrease in health insurance costs and legal fees. The operating expenses of the Company increased by .25%, or $1,401, for the nine month period ending January 31, 2014, primarily due to salary increases which were offset by reduced health insurance costs and legal fees.

Cost of Sales

The cost of sales during the 3rd Quarter increased by $5,193, and increased by $32,948 during the nine month period ending January 31, 2014 as compared to these expenses during the same periods ending in 2013. The increase during the 3rd Quarter was primarily due to increased salaries, employee benefits, raw material costs and Medical Device Excise Tax. As part of the Affordable Care Act enacted in March, 2010, the Congress imposed an excise tax of 2.3%, which in the case of the Company applies to the sale of all its products (other than replacement parts for the Company’s electronic products) after December 31, 2012. As a percentage of sales, the cost of sales were 36.93% during the 3rd Quarter, 30.86% for the comparative quarter ending in 2013, and 32.57% during the nine month period ending January 31, 2014 compared to 28.81% in 2013. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $2,985, or 8.09%, during the 3rd Quarter as compared to the same quarter in 2013. These costs increased by $17,181, or 18.53%, during the nine month period ending January 31, 2014 as compared to the same period in 2013. The overall increase in research and development expense is due primarily to an increase in salaries, employee benefits and an increase in the FDA user fee. The Company is continuing its investigation and development of other products including certain compounds for use as bacteria retardant agents for use in food and other materials prone to incubate bacteria. The Company is uncertain how much of its resources will be required to complete its investigation and development of these products.

Marketing Expenses

Marketing expenses for the 3rd Quarter decreased by $6,688, or 12.47%, as compared to the quarter ending January 31, 2013. These costs decreased by $12,568, or 8.06%, during the nine month period ending January 31, 2014 as compared to the same period in 2013. The decrease is due to employees voluntarily opting out of the Company’s medical insurance plan and reduced production of artwork for product promotion.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter decreased by $6,621, or 7.03%, as compared to the 3rd quarter ending January 31, 2013, primarily due to a decrease in legal fees and office supplies. General and administrative costs have decreased overall by $3,212, or 1.03%, during the nine month period ending January 31, 2014, as compared to the same periods in 2013, primarily due to lower legal fees.

Net Income

The Company realized a net loss of $3,096 during the 3rd Quarter as compared to a net income of $20,064 for the comparative quarter in the prior year. The Company also realized a net income of $50,965 for the nine month period ending January 31, 2014 as compared to a net income of $79,213 during the same period in 2013. The decrease in net income is due to a decrease in net sales and an increase in costs of goods sold related to higher employee costs, raw material costs and the Medical Devise Excise Taxes (partially offset by a decrease in overall operating expenses).

Assets/Liabilities

General

Since April 30, 2013, the Company's assets have increased by $18,926 and liabilities have decreased by $32,039. The increase in assets, primarily cash, is a result of the Company’s continued profitability and cash generated from operations.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2014 and April 30, 2013. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 25.43 to 1, has increased compared to 14.94 to 1 at April 30, 2013. This increase in ratio of current assets to current liabilities is a result of increased cash and reduction in accruals. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the nine month period ending January 31, 2014, the Company experienced an increase in working capital of $25,466. This is primarily due to the Company’s increase in cash and a decrease in accrued expenses.

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

Cash provided by operating activities was $83,862 during the nine month period ending January 31, 2014. An aggregate of $32,324 was used for equipment purchases and patent application expenditures during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month periods ending January 31, 2014 or 2013.

As of January 31, 2014, the Company had $1,144,920 of current assets available. Of this amount, $26,903 was prepaid expenses, $135,437 was inventory, $135,019 was net trade receivables and $847,561 was cash. The Company’s available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term capital needs of the Company.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2014 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2014, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending January 31, 2014, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending January 31, 2014, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending January 31, 2014, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(1)                  Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

(2)                  Articles of Incorporation and By-laws(i)

(3)                  Instruments defining rights of security holders, including indentures - none.

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

(101)	The following materials for Biosynergy’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes(ii).

___________________

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

Biosynergy, Inc.

Date: March 17, 2014	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date: March 17, 2014	/s/ Laurence C. Mead
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

Dated: March 17, 2014

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

Dated: March 17, 2014

/s/ Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2014, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: March 17, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2014, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer and Chief Accounting Officer

Dated: March 17, 2014