Form 10-K
period 2014-04-30
BIOSYNERGY INC
filed 2014-07-29
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 4/30/14

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2014 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2014 was 14,935,511.

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

The Company did not enter into any agreements materially affecting its operations during Fiscal 2014. The Company experienced a decrease in sales of $947 or .07% in Fiscal 2014. Sales in Fiscal 2014 were $1,304,544. The Company realized an after income tax profit of $26,530 for Fiscal 2014 compared to an after income tax profit of $95,309 for Fiscal 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company continued its development and review of the proposed products described in “Thermographic and Thermometric Devices and Accessories” below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2014. Although the ultimate results of these activities are not known, Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company’s revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2014 and 2013. For a description of these products, see “Narrative Description of Business.”

See "Information About Foreign and Domestic Operations and Export Sales". See also "Selected Financial Data" and "Financial Statements and Supplementary Data" for the operating profit and loss and identifiable assets related to the Company's operations in its industry segment.

Narrative Description of Business. The Company is presently engaged in the business of developing, manufacturing, and marketing disposable thermometric and thermographic temperature indicators and accessories for the medical, laboratory and industrial markets. The Company has also developed a bacteria growth retardant agent which is not currently produced or sold by the Company. Further information about the business and proposed products of the Company are described below.

Thermographic and Thermometric Devices and Other Products. During the fiscal year ending April 30, 2014 the Company manufactured and marketed various medical, laboratory, and consumer thermometric, thermographic, and temperature control devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

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

8. HemoCoolTM Gel-Pak is a reusable gel pack designed for transporting temperature sensitive materials. The HemoCoolTM Gel-Pak is unique in that it can be used to assist in maintaining the temperature of temperature sensitive materials both during the processing of the materials (labeling, testing, etc.) while outside the refrigerator as well as during transport.

9. HemoCoolTM Gel-Pak for test tubes is a reusable gel pack designed for transporting up to six test tubes while outside of the refrigerator. For example, this use can be valuable for new admissions in hospitals who may have 1 – 6 test tubes of samples collected or large collections which may consist of more than one test tube. These collections can also be isolated using the gel pack.

10. HemoCoolTM Rollup Gel-Pak for test tubes is a reusable rollup gel pack designed for transporting up to seven test tubes while outside of the refrigerator. This device has the same capability as the Gel-Pak described above and additionally can be rolled up and transported through a pneumatic tube system.

11. The Company also has the capability of manufacturing on an as needed basis, specialty products including devices manufactured to the specification and design of the customer, such as time/ temperature shipping labels for food products under the trade name FoodGardeTM Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company is not currently selling any such specialty products.

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

2. The Company previously developed a compound intended for use as bacteria growth retardant agents for use in various products and processes. Although these antibacterial compounds are subject to Food and Drug Administration regulation, they are historically designated as Generally Recognized As Safe (GRAS). The Company is not currently producing or selling these compounds. Since there are several unknown factors regarding efficacy, supply and regulatory requirements, the outcome of this project cannot be predicted with any certainty at this time.

3. The Company is also investigating production methods for the bacteria growth retardant compound described in Paragraph 2 above. In this regard, the Company has developed certain proprietary technology related to the processing of these compounds. The Company has filed for one patent related to the processing and manufacture of bacteria growth retardant compounds for use in food and other products. Another patent related to the use of such compounds has been abandoned (see “Patents and Trademarks”).

4. The Company is developing an improved small portable refrigerated cooler for transportation of blood and other biologicals. The Company is near completion of a prototype and expects to be in production in Fiscal 2015, subject to the completion of the prototype and UL approval. (See “Material Risk Factors”).

5. The Company intends to market new irreversible time/temperature indicators which will be used as shipping labels, and in other forms, for the frozen food packaging industry (under the tradename FoodGardeTM), the pharmaceutical industry, and for other industries requiring careful monitoring of refrigerated or frozen materials. The devices will have irreversible color changes at various temperatures determined to be critical by the end-user. Therefore, a purchaser, whether an individual consumer or a merchant, will be able to instantaneously determine the temperature history of the material. These products will generally be customized to meet the requirements of the customer. There are currently no contracts for development, manufacture or sale of any such irreversible time/temperature indicators.

6. The Company has recognized a need exists for a simple, inexpensive indicator to determine if sensitive materials have been subjected to freezing temperatures. The Company is continuing its investigation of the feasibility of such an indicator.

7. The Company is investigating the feasibility of additional products to systematize the use of its thermometric and thermographic liquid crystal devices as well as alternative technologies to supplement its current product line where the Company’s current products are not suitable. The results of such investigations are not available at this time.

Manufacturing. The Company manufactures all of its products except for the HemoTempR II Activator and ThermolyzerTM. The Company anticipates that the portable refrigerated cooler under development will also be manufactured by a third party vendor. These products are manufactured for the Company by unrelated companies on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future. Currently, the Company relies exclusively on Fred Suzuki, the Company’s President and Chief Executive Officer, to manufacture the temperature sensitive liquid crystals used in the Company’s temperature indicators (See “Material Risk Factors”, below).

The Company has thirty-eight years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

Marketing and Distribution. The Company has traditionally targeted the medical and laboratory markets. The Company currently uses marketing tools such as direct mailing, cold calls, public announcements, and its website for introduction of its new products. While novel products, such as the Company's products, enjoy the advantage of no initial competition, they also initially lack a demonstrated market demand and acceptance. Furthermore, cost savings programs have slowed down the introduction of new products, particularly in the medical market. As a result, the time required to achieve acceptance of the Company's medical products has significantly increased, in Management's opinion.

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company’s net sales in Fiscal 2014. During Fiscal 2014, Fisher Scientific Company (“Fisher”) accounted for 35.5% of the Company's sales. Cardinal Health, Inc. (“Cardinal”) accounted for 28.8% of Company sales during Fiscal 2014 (See “Material Risk Factors”, below). Management believes distributors will continue to be an important part of the Company’s sales and distribution system in the future.

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

During Fiscal 2014, the Company engaged three part-time employees in marketing the Company's products. During Fiscal 2015, the Company anticipates that one of these employees will devote substantially all of her time to marketing and selling the Company’s products. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company also directly markets and sells to its industrial customers.

The Company is unaware of its current market share for its medical and laboratory products.

Sources and Availability of Raw Materials. In general, the Company believes its sources and availability of raw materials and finished products to be satisfactory. Presently, there are a limited number of domestic manufacturers of liquid crystal chemicals. Although it is expected that these domestic manufacturers will continue to supply the raw liquid crystals needed for the production of the Company's products, continued supply from such domestic manufacturers cannot be assured. If industrial quantities of raw liquid crystals are unavailable from domestic sources, the Company will need to import these materials from foreign suppliers, or, as an alternative, manufacture such materials itself. There can be no assurance that foreign suppliers will have adequate surplus or availability in the event the Company needs to utilize foreign sources. Other materials and products are currently available from a variety of suppliers (See however “Risk Factors”, below).

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

The Company was also granted a design patent, “Fold-Over Cooling Pack”, Patent Number US D670816, relating to the Company’s HemoCoolTM Gel-Pak, on November 13, 2012. This patent will expire on November 13, 2026. In addition, the Company holds several Foreign Design Patents for the “Fold-Over Cooling Pack”, including Europe, Patent Number 002038745-0001, issued August 7, 2012, expiring on May 8, 2037; Canada, Patent Number 145628, issued March 21, 2013, expiring March 21, 2023; and Turkey, Patent Number 201203234, issued May 7, 2012, expiring May 7, 2037. The Company has a patent pending related to the “Fold-Over Cooling Pack” in India, Design Patent Application Number 245076, which was filed on May 2, 2012.

The Company has filed applications for three patents related to its products and products under development. One patent entitled “Method of Producing Eggshell Powder,” Application Number 10/535,779 was filed on August 4, 2005 replacing provisional patent application number 60/474,195 filed May 29, 2003 and provisional patent number 60/575,336 filed May 28, 2004. This patent application is pending review by the U.S. Patent and Trademark Office. See “Products Under Development. The second patent, “Gel-Packs for Test Tubes”, Design Patent Application Number 29/447,625 was filed March 5, 2013. The subject of this patent is a design for a gel-pack which holds test tubes. Industrial Design Applications have also been filed in Turkey on March 25, 2013 (2013/02394), and Canada on April 2, 2013 (150495). Design Patents have been issued in Europe (002295212-0001 and 002295212-0002) on November 28, 2013, expiring August 22, 2038; and India (252644) on January 23, 2014, expiring March 5, 2028. The third patent, “Roll-Up-Gel-Pack for Test Tubes,” Design Patent Application Number 29/447,628 was filed March 5, 2013. The subject of this patent is a design for a gel-pack which holds test tubes and can be rolled up for shipping and storage. Industrial Design Applications have also been filed in Turkey on March 26, 2013 (2013/02413); and Canada on April 2, 2013 (150496). Design Patents for the Roll Up Gel-Pak have been issued in Europe (002295105-0001 and 002295105-0002) on November 18, 2013, expiring August 22, 2038; and India (252643) on February 5, 2014, expiring March 5, 2028. It is uncertain whether the patent applications pending related to the use of the bacteria growth retardant, or any of the other patent applications pending, will ultimately be approved, or if approved, will be approved as currently presented.

During Fiscal 2013 two patent applications were abandoned; “Method of Cleaning Poultry” and “Gel and Ice”. A total of $33,393 in capitalized patent application expenses were written off as a result.

During Fiscal 2014 two patent applications were abandoned, “Method of Feeding Poultry” and “Eggshell Anti-Microbial Agent and Method of Use”. A total of $98,100 in capitalized patent application expenses were written off as a result.

The Company may also seek to obtain patents on other products, as appropriate.

The Company has received registered trademark protection on all product names to date excepting Temp-D-TekTM, Tempa-SlideTM, FoodGardeTM, LaproVueTM and Hemo-CoolTM. The Company has retained, however, all the common law rights to the ThermolyzerTM, Temp-D-TekTM, Tempa-SlideTM, FoodGardeTM, LaproVueTM, and Hemo-CoolTM trademarks. Additional trademark registrations will be applied for as needed.

Patent and trademark protection is important to the Company, both with respect to its current products, as well as products under development. In circumstances where the Company is unable to obtain patent trademark protection on its products, as well as any improvements, developments and modifications related to such products if the Company is able to sell such products without initial significant competition, then the Company believes no material adverse effects to the Company's operations will result in the event additional patents and/or trademarks are not obtained, or, if obtained, such patents and/or trademarks are held to be invalid. However, certain processes and chemical formulas will be maintained only as trade secrets.

Management feels that it will be difficult for potential competitors to analyze or reproduce certain secret processes and formulas without substantial expenditure of capital and resources.

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

The Company presently grants payment terms to customers and dealers of 30 days. The Company will not accept returns of products from its dealers except for change or credit but does guarantee the quality of its products to the end user for a period of one year. In addition, the Company maintains product liability insurance at a level which the Company’s management believes is adequate protection for the Company’s product liability exposure.

As of April 30, 2014, the Company had $1,206,849 of current assets available. Of this amount, $30,375 represented prepaid expenses, $121,197 was inventory, $190,749 was net trade receivables, and $864,528 represented cash.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2015 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales materially decrease, the receivables of the Company are materially impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. The Company’s two largest customers are its primary product distributors, Fisher and Cardinal. Fisher was directly responsible for 35.5% of the Company's net sales during the fiscal year ending April 30, 2014. Cardinal accounted for 28.8% of the Company’s net sales during the fiscal year ending April 30, 2014. At April 30, 2014, Fisher owed the Company $98,298 and Cardinal owed $44,022. No other customers accounted for 10% or more of the Company’s net sales during Fiscal 2014. Management believes the loss of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs. The Company had no backorders at April 30, 2014 or 2013.

Government Contracts. The Company does not have a material portion of its business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government entity.

Competition. The Company has no known commercial competitors of its blood monitoring devices using liquid crystal technology. The Company's HEMOTEMPR II BMD (blood bag temperature monitor) competes in the medical market against several functionally similar products. Management of the Company has become aware of one such product sold by a competitor with sales substantially equal to the Company’s sales of HEMOTEMPR II BMD. Management of the Company believes that HEMOTEMPR II BMD is superior because it provides an irreversible monitor with a reversible monitor to warn the user that blood is approaching an unsafe temperature. There are no known commercial competitors of the Company's HemoTempR II Activator.

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

Research and Development. During Fiscal 2014 and 2013, the Company spent $143,426 and $133,625, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Government Regulations. The Company requires FDA pre-market approval for its ThermolyzerTM Liquid Conductive Cooling/Heating device. Other products, such as the bacteria growth retarding compound, may require pre-clearance by the FDA or other government agencies. Present medical products of the Company are classified by the FDA as Class I or Class II. These are subject only to general regulations requiring that manufacturers adhere to certain guidelines to provide reasonable assurance of utility, safety, and effectiveness. These guidelines include labeling requirements, registration with the FDA as a manufacturer, listing of devices in commercial distribution with the FDA, notification to FDA of devices proposed to be marketed, conformance to specified current good manufacturing practices in the manufacture of the devices, conformance to certain record-keeping requirements, and, in the case of Class II devices, conformance to certain performance standards. At the present time, the Company believes that it is in compliance with regulations set forth by the FDA.

Information About Foreign and Domestic Operations and Export Sales. The Company had export sales of $61,325 during the last fiscal year, and export sales of $48,170 during the fiscal year ending in 2013. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Environmental Protection Expenditures. The Company's operations are not subject to any federal, state or local laws regulating the discharge of materials into the environment which materially affect earnings or the competitive position of the Company, although the Company is subject to such laws. There were no material capital expenditures made during the last fiscal year to comply with such laws.

Employees. The Company presently has five full-time employees comprised of the President and three Vice Presidents. The Company also has a part-time employee in the production department when needed.

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

Item 1A. Material Risk Factors.

The Company depends on key members of its management and scientific staff and, if the Company fails to retain and recruit qualified individuals, its ability to execute its business strategy would be harmed.

The Company is highly dependent on the principal members of its management and scientific staff, in particular Fred K. Suzuki, Jr., the Company’s President, Chief Executive Officer, Chairman of the Board of Directors, and Director of Research and Product Development. Mr. Suzuki is primarily responsible for developing products and manufacturing the liquid crystals for use in the Company’s primary line of products. Mr. Suzuki is 84 years old. The loss of Mr. Suzuki may impede the achievement of the Company’s business objectives or have an adverse effect on the Company’s financial condition or results of operations. The Company may not be able to attract and retain skilled and experienced personnel on acceptable terms in the future to replace Mr. Suzuki. Further the Company may not be able to attract and retain skilled and experienced marketing, scientific and sales personnel on acceptable terms in the future because numerous other high technology companies compete for the services of these qualified individuals. The Company currently does not maintain key man life insurance on any of its employees, nor has the Company implemented a formal succession plan.

Certain familial groups, in the aggregate, beneficially own a large percentage of the Company’s common stock and as a result can exert significant influence over the Company.

As of April 30, 2014, Mr. Suzuki owned 30% of the outstanding stock of F.K. Suzuki International, Inc. (“FKSI”), and also served on FKSI’s board of directors, together with Laurence Mead, the Chief Operating Officer of the Company, Lauane Addis, Mr. Suzuki’s son in law and counsel and Secretary for the Company, and Ira Goldstein, an unrelated unaffiliated third party. FKSI in turn owns approximately 30.02% of the outstanding stock of the Company. As a result of (i) Mr. Suzuki’s ownership and position as director of FKSI, (ii) shared directorial control over FKSI with Messrs. Mead and Addis with respect to the shares of stock in the Company owned by FKSI, (iii) other shares of stock in the Company owned by Mr. Suzuki directly, and (iv) stock owned by Mr. Suzuki and his spouse as joint tenants, Mr. Suzuki is deemed to “beneficially” own an aggregate of 5,513,470 shares, or approximately 36.9%, of the Company’s outstanding common stock. In addition, Mr. Suzuki’s daughter, Jeanne S. Addis, is the Trustee of the Addis Family Trust dated September 1, 2009, which owns approximately 28.1% of the outstanding FKSI stock. Accordingly, Mr. Suzuki, together with other members of his immediate family as a group, may be able to substantially influence all matters requiring approval by the Company’s shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of this group could conflict with the interests of the Company’s other shareholders. Mr. Suzuki, acting in concert with other members of his immediate family, may also delay or prevent a change in control of the Company even if such a transaction would be beneficial to the Company’s other shareholders.

The FDA’s failure to approve the ThermolyzerTM Liquid Conductive Cooling/Heating Device may have an adverse effect on the Company’s ability to sell such product.

There can be no assurance that the FDA will approve the exact environmental study with respect to the ThermolyzerTM Liquid Conductive Cooling/Heating Device, which is necessary to receive FDA 510(k) pre-market approval. The FDA’s failure to approve the ThermolyzerTM Liquid Conductive Cooling/Heating Device could have an adverse effect on the Company’s ability to sell the ThermolyzerTM Liquid Conductive Cooling/Heating Device.

The Company’s failure to engage an economically viable manufacturer for the Company’s portable refrigerated cooler for transportation of blood and other biologicals may cause the Company to lose opportunities to increase the Company’s cash flows and profits.

There can be no assurance that the Company can engage a manufacturer of the Company’s prototype portable refrigerated cooler for transportation of blood and other biologicals on economically reasonable terms. The Company’s failure to engage a manufacturer on economically reasonable terms may cause the Company to lose opportunities to increase the Company’s cash flows and profits.

The Company depends on key distributors for the marketing and sale of its products and the failure to retain such distributors may materially affect the Company and its results of operations.

The Company’s key distributors, Fisher and Cardinal, accounted for 35.5% and 28.8% of the Company’s sales, respectively, during Fiscal 2014. The Company’s failure to retain one or both of such distributors may have an adverse effect on the sales of the Company, which may in turn have an adverse effect on the Company’s results of operations, financial condition and cash flows if such sales cannot be replaced by another distributor of the Company.

The unavailability of the Company’s current domestically sourced raw materials may materially affect the Company and its results of operations.

There can be no assurance that the Company will continue to be able to acquire raw materials, including raw materials for the liquid crystals, which are essential for the manufacture of the Company’s temperature indicators and other products, from domestic sources, or that the domestic sources currently used by the Company will continue to supply such raw materials on cost-effective terms. Further, there is no assurance such raw materials will continue to be available from foreign sources. Although the liquid crystal raw materials are currently available from foreign sources, acquiring raw materials from such foreign sources may result in an increase in the Company’s cost for such raw materials, which may in turn have an adverse effect on the Company’s results of operations, financial condition and cash flows.

The Company receives a substantial percentage of sales from two products and the failure to increase or maintain sales levels with respect to one or more of such products may materially affect the Company and its results of operations.

During Fiscal 2014, and for several prior fiscal periods, two products, HemoTempR Core Correlated BMD and HemoTempR II Core Correlated BMD accounted for a substantial percentage of the Company’s sales. In the aggregate, these two products accounted for $1,222,010 in sales (or approximately 93.67% of all Company sales). The Company’s failure to maintain sales levels with respect to one or both of these products will have an adverse effect on the Company’s results of operations, financial condition and cash flows.

Changes in environmental regulations may adversely affect the Company and its results of operations.

The Company is not aware of any violations of environmental regulations by the Company. However, changes in environmental regulations may cause the Company to incur additional expense for compliance. For instance, the Company may be forced to develop alternative manufacturing methods and processes, or procure alternative suppliers or raw materials for its products. Increased expense occasioned by changes in environmental regulations may have an adverse effect on the Company’s results of operations, financial condition and cash flows.

Company’s distributors’ violation of the Foreign Corrupt Practices Act may adversely affect the Company and its results of operations.

The Company maintains a policy requiring all of its employees to comply with the Foreign Corrupt Practices Act. However, because the Company engages independent distributors to distribute and market the Company’s products, there can be no assurance that such distributors will likewise comply. A violation of the Foreign Corrupt Practice Act by a distributor engaged by the Company may implicate the Company which may in turn have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Holders. As of April 30, 2014, there were approximately 425 shareholders of record of the Company's common stock.

Dividends. The Company does not have a dividend policy and does not expect to pay dividends in fiscal 2015.

Common Stock for Issuance Under Equity Compensation Plans. As of April 30, 2014, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.

Item 6. Selected Financial Data.

The registrant is not required to furnish any information in this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales for the fiscal year ending April 30, 2014 were $947, or 0.07%, lower than the previous fiscal year. The decrease in sales during Fiscal 2014 was primarily due to a decrease in sales of HemoTempR II Activators as demonstrated in the schedule below offset by increased sales of the Company's TempTrendR Temperature Indicators and HemoCoolR Gel-Paks. The Company experienced an increase of $13,990 or 57% in sales of its TempTrendR product, and an increase of $1,674 in sales of its HemoCoolTM Gel-Pak product in Fiscal 2014 as compared to Fiscal 2013. The Company also experienced a decrease of $17,550, or 65.37%, in sales of its HemoTempR II Activator in Fiscal 2014. The increase in net sales of the TempTrendR Temperature Indicators is a result of price increases as well as an increase in unit sales volume. The increase in net sales of the HemoCoolTM Gel-Paks is a result of introducing it to the market. The decrease in net sales of the HemoTempR II Activator is a result of decreased unit sales.

Below is a schedule which represents the sales for each product for the fiscal years ending April 30, 2014 and 2013.

	Fiscal Year Ending April 30
Medical and Laboratory Products	2014 Sales of Products	2013 Sales of Products
HemoTempRII BMD	$1,184,720	$1,183,020,
TempTrendRTI	38,495	24,505
HemoTempRBMD	37,290	37,761
HemoTempRII Activator	33,125	50,675
LabTempR40 ST	5,100	4,640
HemoCoolTM Gel-Pak	1,674	0
LabTempR20 ST	1,500	2,035
TempTrendRII TTD	1,390	1,160
StaFreezR FTI	1,170	800
Hemo-CoolTMJR Accessories	50	820
Miscellaneous	30	75
	$1,304,544	$1,305,491

Other Revenues. Interest income for Fiscal 2014 was $398 less than Fiscal 2013 due to a decrease in the interest rate paid on investments. During Fiscal 2014, the Company maintained a money market account which received an interest rate between .05% and .25% APY. The Company also realized $1,920 in miscellaneous income from subleasing a portion of the Company’s storage space in Fiscal 2014 and 2013. The Company realized a gain of $350 in Fiscal 2013 on the sale of some material handling equipment.

Costs and Expenses. Overall operating costs and expenses for the fiscal year ending April 30, 2014 increased by $62,318 compared to the fiscal year ending in 2013. The increase in operating costs and expenses for Fiscal 2014 was generally related to an increase in salaries and office and laboratory supply expenses, marketing expenses and the write off of capitalized patent pending expenses. With the exception of the above expenses, the overhead of the Company has remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 32.34% for the fiscal year ending April 30, 2014 and 29.42% for the fiscal year ending April 30, 2013. This overall increase in cost of sales and as a percentage of net sales is primarily due to the Medical Excise Tax, equipment repairs, and an increase in the cost of production supplies used in Fiscal 2014 and in employee costs such as salaries and medical insurance. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 2014 by $9,801 or 7.33%, as compared to the fiscal year ending in 2013. The overall increase from Fiscal 2013 is due to increases in salaries and related employee expenses. The Company is investigating the feasibility of several products intended to expand and improve the Company’s current product line as described in “Products Under Development”. These development expenses have remained substantially constant for the past three years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business – Products Under Development."

Marketing Expenses. The Company's marketing expenses were $193,210 in Fiscal 2014 as compared to $209,924 for the fiscal year ending in 2013. The decrease for Fiscal 2014 was primarily due to decreased related employee expenses, insurance expenses, less marketing materials and trade show exhibit fees. The Company will increase its marketing activities as resources become available which management believes is necessary to continue the Company's growth.

General and Administrative Expenses. The Company's general and administrative costs increased by $69,231 as compared to the 2013 fiscal year. The increase was primarily the result of two patent applications that were abandoned, “Method of Feeding Poultry” and “Eggshell Anti-Microbial Agent and Method of Use”, for an aggregate patent write-off of $98,100, increases in salaries and employee health insurance. Except for unforeseen extraordinary items, such as the write-off of patents experienced in Fiscal 2014, increases to employee compensation associated with the Company’s 401(k) plan and formal bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2014.

Income Tax Expense (Benefit). Income tax expense was $1,337, or 4.80% of income before taxes, for Fiscal 2014 compared to income tax expense of $34,371, or 26.5% of income before income taxes for Fiscal 2013. The impact of the rate reconciling items for Fiscal 2013 is greater than Fiscal 2014 primarily because of the Patent write-off and the effect of graduated tax rates.

Net Income/Loss. The Company experienced a net after-tax profit of $26,530 for Fiscal 2014 as compared to a net after-tax profit of $95,309 for Fiscal 2013. In addition to the Company’s net sales decreasing in Fiscal 2014, the Company experienced a decrease in profitability of the Company due to an increase in expenses. See discussion of various expenses above.

Assets. Since April 30, 2013, the Company's current assets have increased by $55,356. This increase is primarily due to increased cash and accounts receivable resulting from the Company’s profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also “Related Party Transactions” below.

Liabilities. The Company's current liabilities have decreased by $143 since April 30, 2013. This decrease is primarily due to ordinary fluctuations in operations. The decrease does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 15.69 to 1, has increased from 14.94 to 1 at April 30, 2013. The increase in ratio of current assets to current liabilities is a result of the profit realized by the Company in Fiscal 2014. In order to maintain the Company’s asset/liability ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources. During the fiscal year ending April 30, 2014, the Company had an increase in net working capital of $55,499. The increase in net working capital is primarily due to the Company’s realizing and retaining a profit in Fiscal 2014.

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

Cash provided by operating activities was $134,182 during Fiscal 2014. Cash provided by operating activities was $65,050 during Fiscal 2013. During Fiscal 2014, $28,663 was used for equipment purchases, $37,014 was allocated to new patents and patents pending, and $98,100 of previously capitalized patent pending expenses were written off. Except for operating capital, limited equipment purchases, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2014, the Company had $1,206,849 of current assets available. Of this amount, $30,375 was prepaid expenses, $121,197 was inventory, $190,749 was net trade receivables, and $864,528 was cash. The Company’s cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Related Party Transactions. The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2014 and 2013 in connection with past shared common expenses. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2014 the Company paid $26,908, and the Company paid $38,069 in Fiscal 2013 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Off-Balance Sheet Arrangements. As of April 30, 2014, the Company was not involved in any off-balance sheet arrangements, as defined in Item 303(1)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2014. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

Revenue Recognition - In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. The Company plans to adopt ASU 2014-09 beginning January 1, 2017, and management is currently assessing the potential effects of these changes to the Company’s consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company retained the services of Sassetti, LLC to audit the Company’s annual financial statements as of April 30, 2014 and 2013, and to review the Company’s quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company’s accountants regarding accounting matters or financial disclosure.

Item 9A. Controls and Procedures.

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective. The Annual Report on Form 10-K for the fiscal year ending April 30, 2013 (the “Original 2013 Form 10-K”) filed on July 29, 2013 failed to include within such report certain financial information for prior fiscal years. The failure to include such financial information was due to an error in the outside preparer’s computer program. The error was discovered immediately and an Amended Form 10-K for the fiscal year ending April 30, 2013 was filed on July 30, 2013 (the “2013 Form 10-K/A”) with the correct financial information. The Company has reviewed disclosure controls and procedures that led to the filing of the incorrect financial information in the Original 2013 Form 10-K and it has been determined no additional reasonable controls or procedures or revisions to the Company’s current controls and procedures would have prevented the error.

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

(3) Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2014 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.

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

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company are:

Name	Age	Positions with Company	Served in Office Since
Fred K. Suzuki	84	President, Chief Executive Officer, Director of Research and Product Development, and Chairman of the Board of Directors	February, 1976 (1)
Laurence Mead	52	Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Director	April, 1994
Mary K. Friske	54	Vice President - Administration	September, 1993
Jennifer A. Rieck	31	Vice President – Regulatory Affairs and New Business Development and Director of Marketing	November, 2012 June 2014(2)

Lauane C. Addis	58	Corporate Counsel Secretary and Director	February, 1984 December, 1985 February, 1984
James F. Schembri	79	Director	November, 1990

------------------------------

(1) Mr. Suzuki did not serve as President from August 1982 through February 1983. Prior to October, 1984, Mr. Suzuki served as Treasurer of the Company, and was once again appointed Treasurer on June 30, 1991.

(2) The Company’s Board of Directors appointed Ms. Rieck as the Director of Marketing effective as of June 25, 2014 and removed Beverly R. Suzuki as Vice President – Customer Service. Beverly R. Suzuki will continue to be employed by the Company on a part-time basis during Fiscal 2015.

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

Business Experience. Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

FRED K. SUZUKI, Jr., Chairman of the Board, President, Chief Executive Officer, and Director of Research and Development. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 until June, 200. Mr. Suzuki has also served as Director of Marketing and Sales and Director of Research and Development. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki International, Inc. ("FKSI"), and President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). Mr. Suzuki also served as President and Chairman of the Board of Directors of Stevia Company, Inc. (“Stevia”) until its dissolution on April 16, 1999. FKSI is a holding company of Medlab and the Company, and was a holder of a majority of the common stock of Stevia until its dissolution. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia was a development company in the business of developing, manufacturing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products. Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company. Mr. Suzuki has developed several patents in the area of Diterpene glycosides chemistry derived from the Stevia rebaudiana plant. Mr. Suzuki also holds patents in the area of liquid crystal chemistry. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

MARY K. FRISKE, Vice President - Administration. Ms. Friske joined the office staff in July, 1983. Ms. Friske served as an Executive Secretary for several years and was promoted to Office Manager in 1989. In September, 1993, Ms. Friske was appointed Vice President - Administration. Ms. Friske also served as

Manager of Sales from September, 1993 through June, 2014. Ms. Friske received her Bachelor of Science degree in May, 1981 from Eastern Illinois University where she majored in Personnel Management.

LAURENCE MEAD, Chief Operating Officer, Chief Financial Officer, Vice President – Manufacturing and Development, Chief Accounting Officer, Treasurer and Director. Mr. Mead joined the production department of the Company in 1980, and served as the Company's Production Manager from 1984 until April, 1994. In April, 1994, Mr. Mead was appointed Vice President - Manufacturing. In September, 2002, Mr. Mead was appointed Chief Accounting Officer. In June, 2004, Mr. Mead was appointed Chief Operating Officer and Vice President of Product Development and served as Vice President of Product Development until June, 2014. Mr. Mead was appointed to the Company’s Board of Directors in June, 2006. In June, 2009, Mr. Mead was appointed Chief Financial Officer and Treasurer. Mr. Mead has also served as the Manager of Financial and Product Development for the Company. Mr. Mead has developed several patents which include a liquid-conductive cooling/heating device and a fold-over cooling gel pack. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

JENNIFER A. RIECK, Vice President – Regulatory Affairs and New Business Development and Director of Marketing. Mrs. Rieck joined the company in March, 2011. She initially served the Company as Assistant to the President relating to new business development. Her course work in biology, chemistry, physics and math allows her to comprehend and contribute in the development of new products. In November, 2012, Mrs. Rieck was appointed Vice President – Regulatory Affairs and New Business Development. In June, 2014, Mrs. Rieck was appointed Director of Marketing. She works closely with patent attorneys and has taken on the role of liaison between the Company and agencies such as the FDA, AABB and CAP. Prior to joining the Company, Mrs. Rieck taught English in South Korea from 2004 to 2005. From 2005 to 2009 she worked as a law clerk, facilities manager and office manager of Stahl Cowen Crowley Addis LLC. From 2010 to 2011 she worked as a recruiting specialist at Career Education Corporation. Mrs. Rieck received her Bachelor of Arts degree in May, 2004 from the University of Colorado, Boulder where she majored in International Affairs. She received her Master of Business Administration degree in November, 2012 from DePaul University where she focused her studies on Human Resources.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Company did not receive any reports during Fiscal 2014 required to be filed by a director, officer or beneficial owner of more than 10% of the Company’s common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company’s common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2014.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2014 and 2013 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

Summary Compensation Table:

Name and Principal Position	Year $	Salary $	Bonus (1) $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation (2) $	Nonqualified deferred compensation earnings $	All Other Compensation (3) $	Total $
Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer	2014	$149,967	$19,250	—	—	$7,460	—	$9,436	$186,113
	2013	$141,438	$21,000	—	—	$6,989	—	$16,275	$185,702

Laurence C. Mead, Chief Operating Officer, Chief Financial Officer, Vice President/Manufacturing and Development Chief Accounting Officer, Treasurer and Manager of Product Development, Director	2014	$134,634	$8,250	—	—	$6,697	—	$10,285	$159,866
	2013	$126,554	$10,000	—	—	$6,282	—	$14,786	$157,622

_____________________________

(1) In addition to the bonuses paid to Fred K. Suzuki under the Executive Officer Bonus Program described below, Mr. Suzuki received $11,000 in Fiscal 2013 and Fiscal 2014, the annual portions of $33,000 payable over three years in equal installments under a special bonus plan adopted by the Compensation Committee on September 18, 2011.

(2) Amounts represent Company’s match portion of 401(k) contribution.

(3) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $6,936 and $13,775 in lieu of accrued vacation for Fiscal 2014 and 2013, respectively. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2014 and 2013. Mr. Mead also received $7,785 and $12,286 in lieu of accrued vacation for Fiscal 2014 and 2013, respectively.

Stock Options.

The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2014, and no such stock options were outstanding as of April 30, 2014.

Directors Compensation

The directors’ compensation is determined by the Company’s Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2014.

Directors Compensation Table

Director Name	Fees Earned or Paid in Cash ($)	Total ($)
Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer(1)	$2,500	$2,500
James F. Schembri, Director	$2,500	$2,500
Lauane C. Addis, Director and Secretary	$2,500	$2,500
Laurence C. Mead, Director, Chief Operating Officer, Chief Financial Officer, Vice-President-Manufacturing and Development, Chief Accounting Officer and Treasurer(1)	$2,500	$2,500

___________________

(1)	Does not include compensation received as an officer of the Company. See also “Summary Compensation Table” above for more information.

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

Compensation Committee Interlocks and Insider Participation. The members of the Company’s Board of Directors serving as the Compensation Committee are set forth in the preceding paragraph. During the most recent fiscal year, none of the Company’s executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served either on the Company’s Compensation Committee or on its Board of Directors.

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

Performance of the Compensation Committee. The Compensation Committee of the Company’s Board of Directors has reviewed its performance during the fiscal year ending April 30, 2014 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter.

Executive Officer Bonus Program. The Compensation Committee has adopted a bonus program for all executive officers of the Company based on Company profitability. In the aggregate, $21,000 in bonuses was paid and $14,700 accrued during fiscal year ended April 30, 2014 to five executive officers. Under the bonus program, as Company profitability improves, the bonus payouts will increase. The distribution of the bonus payouts under the bonus program is determined with consultation from the Company’s CEO. In addition to the bonuses paid to Fred K. Suzuki under the Executive Officer Bonus program, Mr. Suzuki received $11,000, the annual portion of a $33,000 bonus awarded under a special bonus plan adopted by the Compensation Committee on September 18, 2011 and payable over three years in equal installments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following table sets forth information as of April 30, 2014, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Fred K. Suzuki 710 S. Kennicott Arlington Heights, IL 60005	5,513,470 shares of record and beneficial(1)	36.92%

Common Stock	F.K. Suzuki International, Inc. 1940 E. Devon Ave. Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial	30.02%
Common Stock	Jeanne S. Addis, Trustee of the Addis Family Equity Trust dated September 1, 2009 1819 Orleans Circle Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial(2)	30.02%
Common Stock	James F. Schembri 3565 Port Cove Dr., #73 Waterford, MI 48328	1,291,500 shares of record and beneficial(3)	8.65%
Common Stock	Mary K. Friske 940 Bradley Court Palatine, IL 60074	41,000 shares of record and beneficial(4)	.27%
Common Stock	Laurence C. Mead 1151 Warwick Cir. North Hoffman Estates, IL 60169	60,250 shares of record and beneficial(5)	.40%
Common Stock	Beverly Suzuki 710 S. Kennicott Arlington Heights, IL 60005	820,000 shares of record and beneficial(6)	5.49%
Common Stock	Jennifer A. Rieck 1819 Orleans Circle Elk Grove Village, IL 60007	697,559 beneficial(7)	4.67%
Common Stock	Lauane C. Addis 1819 Orleans Circle Elk Grove Village, IL 60007	-(8)	-
Common Stock	All directors and officers as a group (6 members)	6,906,220	46.24%

_____________________________

(1)	Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 30% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares which are owned by FKSI and 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants.

(2)	Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated September 1, 2009, owns 28.1% of the outstanding Common Stock of FKSI, which owns 30.02% of the Common Stock of the Company. Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares owned by FKSI.

(3)	Included in the shares owned by James F. Schembri are 66,000 shares in Mr. Schembri’s individual retirement account for the benefit of Mr. Schembri.

(4)	In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 700 shares, or approximately .7%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(5)	In addition to the common stock of the Company owned by Laurence C. Mead, he also owns 10,102 shares, or approximately 10%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(6)	Beverly R. Suzuki is deemed to be a beneficial owner by reason of voting and disposition control of 820,000 shares owned by her and Fred K. Suzuki as joint tenants.

(7)	Jennifer Rieck is the 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009, which owns 28.1% of the outstanding stock of FKSI, which owns 30.02% of the common stock of the Company. Jennifer Rieck as a

50% beneficiary of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of pecuniary benefit of 697,559 shares owned by FKSI.

(8)	Lauane Addis is neither a trustee nor a beneficiary under the Addis Family Equity Trust dated September 1, 2009. Thus, for purposes of this annual report on Form 10-K, Lauane Addis is not deemed to be beneficial owner by reason of either voting and disposition control or pecuniary benefit of any shares of stock in the Company.

Changes in Control. The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company. There has not been a change in the control of the Company during the last fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At April 30, 2014, F.K. Suzuki International, Inc. (“FKSI”) owed $19,699 to the Company in connection with past shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI’s capital in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2014, the Company paid $26,908 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

The discussion in Item 10 of this report regarding director independence is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Sassetti LLC served as independent auditors for the fiscal years ended April 30, 2014 and 2013, and it has acted as auditors for the Company since August 29, 2009.

Audit Fees. Fees billed by Sassetti LLC totaled $36,983 for year ended April 30, 2014. This amount includes fees for the annual audit for the fiscal year ending April 30, 2013 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2014. Fees billed by Sassetti, LLC totaled $36,685 for year ended April 30, 2013. This amount includes fees for annual audit for fiscal year ending April 30, 2012 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2013.

Audit-Related Fees. Sassetti LLC did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal year ending April 30, 2014 and 2013, Sassetti LLC billed the Company $3,950 and $3,950, respectively, for professional fees related to tax services rendered to the Company.

All Other Fees. Sassetti LLC did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company’s Audit Committee is required to approve all non-audit services to be performed by the Company’s auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company’s fiscal year ending April 30, 2014 and April 30, 2013 was compatible with maintaining the independence of the Company’s auditors. The Audit Committee has made a determination that the independence of Sassetti LLC will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2014 and April 30, 2013, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

Balance sheets for the fiscal years ending April 30, 2014 and 2013.

Statements of income for the fiscal years ending April 30, 2014 and 2013.

Statements of Shareholders' Equity for the fiscal years

April 30, 2014 and 2013.

Statements of Cash Flows for fiscal years ending

April 30, 2014 and 2013.

Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

No financial schedules for the fiscal years ending April 30, 2014 and 2013 are submitted.

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

REGISTRANT: BIOSYNERGY, INC.

/s/ Fred K. Suzuki	July 29, 2014
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki	July 29, 2014
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

/s/ Lauane C. Addis	July 29, 2014
Lauane C. Addis, Secretary and Director	Date

Biosynergy, Inc.

Financial Statements for the

Years Ended April 30, 2014 and 2013

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

Certified Public Accountants

The Board of Directors

Biosynergy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2014 and 2013 and the related statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sassetti LLC

July __, 2014

Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

Assets

	2014	2013
Current Assets
Cash	$864,528	$796,023
Accounts receivable - Trade (Net of allowance for doubtful accounts of $500 in both 2014 and 2013)	190,749	173,583
Inventories	121,197	139,424
Prepaid expenses	30,375	42,463
Total Current Assets	1,206,849	1,151,493

Equipment and Leasehold Improvements
Equipment	197,980	205,093
Leasehold improvements	20,022	20,022

	218,002	225,115
Less accumulated depreciation and amortization	185,366	212,978
Total Equipment and Leasehold Improvements	32,636	12,137

Other Assets
Patents less accumulated amortization	26,116	28,409
Patents pending	87,825	148,912
Deposits	5,937	5,937
Total Other Assets	119,878	183,258

	$1,359,363	$1,346,888

Liabilities and Stockholders’ Equity

	2014	2013
Current Liabilities
Accounts payable	$14,436	$17,008
Accrued compensation and payroll taxes	32,143	35,875
Other accrued expenses	1,616	1,662
Accrued vacation	28,714	22,507
Total Current Liabilities	76,909	77,052

Deferred Income Taxes	23,822	37,734

Stockholders’ Equity
Common stock - No par value; 20,000,000 shares authorized; 14,935,511 shares issued as of April 30, 2014 and 2013	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	617,343	590,813
Total Stockholders’ Equity	1,258,632	1,232,102
	$1,359,363	$1,346,888

The accompanying notes are an integral part of the financial statements.

	2014	2013
Net Sales	$1,304,544	$1,305,491

Cost of Sales	421,846	384,046

Gross Profit	882,698	921,445

Operating Expenses
Marketing	193,210	209,924
General and administrative	520,681	451,450
Research and development	143,426	133,625
Total Operating Expenses	857,317	794,999

Income from Operations	25,381	126,446

Other Income
Interest income	566	964
Other income	1,920	2,270

Total Other Income	2,486	3,234

Income Before Income Taxes	27,867	129,680

Provision for Income Taxes	1,337	34,371

Net Income	$26,530	$95,309

Net Income Per Common Share -
Basic and diluted	$.002	$.006

Weighted-Average Common Shares Outstanding	14,935,511	14,935,511

	Common Stock
	Shares	Amount	Related Receivable	Retained Earnings	Total
Balance, April 30, 2012	14,935,511	$660,988	$(19,699)	$495,504	$1,136,793
Net income	—	—	—	95,309	95,309
Balance, April 30, 2013	14,935,511	$660,988	$(19,699)	$590,813	$1,232,102
Net income	—	—	—	26,530	26,530
Balance, April 30, 2014	14,935,511	$660,988	$(19,699)	$617,343	$1,258,632

	2014	2013
Cash Flows from Operating Activities
Net income	$26,530	$95,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities Depreciation and amortization	10,458	8,006
Deferred income taxes	(13,912)	2,677
Abandonment of patents pending	98,100	33,393
Changes in assets and liabilities
Accounts receivable	(17,166)	(6,026)
Inventories, prepaid expenses and other	30,315	(69,727)
Accounts payable and accrued expenses	(143)	1,418

Total Adjustments	107,652	(30,259)

Net Cash Provided by Operating Activities	134,182	65,050

Cash Flows from Investing Activities
Purchase of equipment	(28,663)	(8,847)
Patents and patents pending	(37,014)	(46,754)

Net Cash Used in Investing Activities	(65,677)	(55,601)

Increase in Cash	68,505	9,449

Cash, Beginning of Year	796,023	786,574

Cash, End of Year	$864,528	$796,023

Supplemental disclosure of cash flow information
Income taxes paid	$4,000	$31,694
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for about 90% of sales for the years ended April 30, 2014 and 2013. The products are sold to hospitals, clinical end users, laboratories and product dealers primarily located throughout the United States.

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filing, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. Management does not believe that there are any uncertain tax positions as of April 30, 2014.

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent using the straight-line method.

Patents relate to products that have been developed and are being marketed by the Company. Patents pending relate to products under development. The Company wrote-off $98,100 and $33,394 for the years ended April 30, 2014 and 2013, respectively, for abandoned patents.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the years ended April 30, 2014 and 2013 as there are no common stock equivalents.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2014 and 2013, approximates their carrying value.

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

Note 3 - Inventories

Inventories consist of the following:

	2014	2013

Raw Materials	$94,266	$114,081
Work-in-process	16,391	18,638
Finished goods	10,540	6,705

	$121,197	$139,424

Note 4 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2014 and 2013 are as follows:

	2014	2013
Total deferred tax liabilities
Patents	$25,815	$40,452
Prepaid and other	6,543	6,829
	32,358	47,281

Total deferred tax assets
Accrued vacation pay	(6,097)	(7,312)
Equipment and leaseholds	(1,452)	(1,446)
Other	(987)	(789)
	(8,536)	(9,547)

Net deferred income tax liabilities	$23,822	$37,734

Deferred income tax liabilities result primarily from prepaid expenses and capitalized legal costs associated with patents that are deducted immediately for income tax purposes. Deferred income tax assets result primarily from accrued vacation pay, which is not deducted for tax purposes unless it is paid within 2½ months of each year-end, other expenses, which are not deductible for tax purposes until paid and from differences between depreciation expense for book and tax purposes.

The provision for income taxes consists of the following components:

	2014	2013
Current
Federal	$8,783	$20,933
State	6,466	10,761
	15,249	31,694

Deferred	(13,912)	2,677
	$1,337	$34,371

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended April 30,
	2014	2013

U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of federal tax benefit	6.0	6.0
Effect of graduated federal tax rates and other	(35.2)	(13.5)

Effective tax rate	4.8%	26.5%

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2014:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0%	—%	100%
Fred K. Suzuki, Officer and Director	4.1	30.0	—
Jeanne S. Addis, as Trustee	—	28.1	—
James F. Schembri, Director	8.6	—	—
Mary K. Friske, Officer	0.3	0.7	—
Laurence C. Mead, Officer and Director	0.4	10.0	—
Beverly R. Suzuki	2.7	—	—
Lauane C. Addis, Officer and Director	—	—	—

As of April 30, 2014 and 2013, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance of $19,699 was reclassified as a contra equity account.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were $26,908 and $38,069 for the years ended April 30, 2014 and 2013, respectively.

Note 6 - Lease Commitments

In May 2010, the Company entered into a five-year extension of the lease agreement for its current facilities, which expires on April 30, 2015. The base rent under the extended lease is payable in equal monthly installments over the life of the lease. As of April 30, 2014, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:
2015	70,200

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses. Rent expense was $70,200 for both fiscal years ended April 30, 2014 and 2013.

Note 7 - Major Customers

Shipments to one customer amounted to approximately 35.5% and 34.6% of sales in fiscal years 2014 and 2013, respectively. As of April 30, 2014 and 2013, there were outstanding accounts receivable from this customer of approximately $98,298 and $97,470, respectively.

Shipments to another customer accounted for 28.8% and 29.3% of sales in fiscal years 2014 and 2013, respectively. As of April 30, 2014 and 2013, there were outstanding accounts receivable from this customer of approximately $44,022 and $27,840, respectively.

Note 8 – Employee Benefit Plan

The Company sponsors a 401(k) plan for all full-time employees. Under the plan, a participant may elect to defer compensation (up to allowable limits). The Company's discretionary contributions for the years ended April 30, 2014 and 2013 were $25,152 and $23,407, respectively.

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

Dated: July 29, 2014

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

Dated: July 29, 2014

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2014, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2014, and for the period then ended.

Biosynergy, Inc.

Dated: July 29, 2014

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2014, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2014, and for the period then ended.

Biosynergy, Inc.

Dated: July 29, 2014

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer