Form 10-Q
period 2014-07-31
BIOSYNERGY INC
filed 2014-09-15
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Large accelerated filer		Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2014: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Balance Sheets

ASSETS

	July 31, 2014	April 30, 2014
	Unaudited	Audited
Current Assets
Cash	$ 879,390	$ 864,528
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 at July 31, 2014 and April 30, 2014	168,780	190,749
Inventories	119,629	121,197
Prepaid expenses	35,405	30,375
Total Current Assets	1,203,204	1,206,849

Equipment and leasehold improvements
Equipment	199,596	197,980
Leasehold improvements	20,022	20,022
	219,618	218,002
Less accumulated depreciation and amortization	(188,545)	(185,366)
Total Equipment and Leasehold Improvements Net	31,073	32,636

Other Assets
Patents less accumulated amortization	25,542	26,116
Pending patents	98,335	87,825
Deposits	5,937	5,937
Total Other Assets	129,814	119,878

	$ 1,364,091	$ 1,359,363

The accompanying notes are an integral part of the financial statements.

Liabilities and Shareholders’ Equity

	July 31, 2014	April 30, 2014
	Unaudited	Audited
Current Liabilities
Accounts payable	$ 22,503	$ 14,436
Accrued compensation and payroll taxes	8,864	32,143
Medical device excise tax	1,680	1,616
Accrued Vacation	37,768	28,714
Total Current Liabilities	70,815	76,909

Deferred Income Taxes	23,822	23,822

Shareholder's Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at July 31, 2014 and April 30, 2014	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	628,165	617,343
Total Shareholders' Equity	1,269,454	1,258,632

	$ 1,364,091	$ 1,359,363

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

(unaudited)

	Three Months Ended
	July 31
	2014	2013

Net sales	$324,046	$323,840
Cost of sales	100,018	107,408
Gross profit	224,028	216,432
Operating expenses
Marketing	49,405	53,606
General and administrative	124,780	125,935
Research and development	34,615	36,032
Total Operating Expenses	208,800	215,573

Income from operations	15,228	859
Other income
Interest income	106	161
Other income	480	480
Total Other Income	586	641

Net income before income taxes	15,814	1,500

Provision (benefit) for income taxes	4,992	(2,037)
Net income	$10,822	$3,537

Net income per common share - basic and diluted	$—	$—
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2014

Unaudited

	Common Stock
	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2014	14,935,511	$ 660,988	$ (19,699)	$ 617,343	$ 1,258,632

Net Income	-	$ -	$ -	$ 10,822	$ 10,822
Balance, July 31, 2014	14,935,511	$ 660,988	$ (19,699)	$ 628,165	$ 1,269,454

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended July 31
	2014	2013
Cash flows from operating activities
Net income	$10,822	$3,537
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,753	2,112
Changes in assets and liabilities
Accounts receivable	21,969	12,420
Inventories	1,568	(2,393)
Prepaid expenses and other	(5,030)	(4,900)
Accounts payable and accrued expenses	(6,094)	(15,354)
Total adjustments	16,166	(8,115)

Net cash (used in) provided by operating activities	26,988	(4,578)

Cash flow from investing activities
Patents and patents pending	(10,510)	(6,392)
Purchase of equipment	(1,616)	—

Net cash used in investing activities	(12,126)	(6,392)

Increase (decrease) in cash and cash equivalents	14,862	(10,970)
Cash beginning period	864,528	796,023
Cash ending period	$879,390	$785,053

Supplemental cash flow information
Interest paid	—	—
Income taxes paid	$7,116	0

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2014 Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2014 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 90.82% of the sales during the quarter ending July 31, 2014 and 92.13% during the quarter ending July 31, 2013. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash

The Company maintains all of its cash in various bank deposit accounts, which at times may exceed federally insured limits. No losses have been experienced on such accounts.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the quarters ending July 31, 2014 and 2013, there were no differences between the Company’s net income and comprehensive income.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision (benefit) for income taxes consists of the following components as of July 31:

	2014	2013
Current
Federal	$3,521	$(1,882)
State	1,471	(155)
Provision (benefit) for Income Taxes	$4,992	$(2,037)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended July 31,
	2014	2013
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Adjustment for prior year estimates	—	(71.7)
Effect of graduated federal tax rates	(7.4)	(5.8)
Effective Tax Rate	31.6%	(38.5)%

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard as of May 1, 2017.

Note 3 – Inventories

Components of inventories are as follows:

	July 31, 2014	April 30, 2014

Raw materials	$79,788	$94,266
Work-in-process	19,382	16,391
Finished goods	20,459	10,540
	$119,629	$121,197

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2014:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.		Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	- %		100.0%
Fred K. Suzuki, Officer	4.1	30.0		—
Lauane C. Addis, Officer	—	—		—
Jeanne S. Addis, Trustee	—	28.1		—
James F. Schembri, Director	8.6	—		—
Mary K. Friske, Officer	.3	.7		—
Laurence C. Mead, Officer	.4	10.0	(1)	—
Beverly K. Suzuki, Officer	2.7	—		—

_________________

(1)	Effective December 13, 2013, Fred K. Suzuki and Jeanne S. Addis, Trustee, each gifted 3,051 shares each of F.K. Suzuki International, Inc. (“FKSI”) common stock to Laurence C. Mead. As a result of these gifts, Laurence C. Mead currently owns 10,102 shares, or approximately 10% of the outstanding common stock of FKSI.

Note 5 - Related Party Transactions (continued)

As of July 31, 2014, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

Note 6 - Major Customers

Shipments to one customer amounted to 35.19% of sales during the first three months of Fiscal 2015 compared to 35.61% during the comparative Fiscal 2014 period. As of July 31, 2014, there were outstanding accounts receivable from this customer of $78,150 compared to $69,230 at July 31, 2013. Shipments to another customer amounted to 31.97% of sales during the first three months of Fiscal 2015 and 29.11% of sales during the first three months of Fiscal 2014. As of July 31, 2014, there were outstanding accounts receivable from this customer of $42,540 compared to $34,805 at July 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending July 31, 2014 (“1st Quarter”), the net sales increased .06%, or $206, as compared to net sales for the comparative quarter ending in 2013. Net sales increased by 5.15% during the quarter ending July 31, 2013 compared to net sales for the comparative quarter ending in 2012. The increase in net sales during the quarter ending July 31, 2013 was primarily due to an increase in sales of HemoTempR II. During the 1st Quarter, sales of HemoTempR II decreased by $4,060 resulting in net sales overall remaining flat compared to net sales during the 1st Quarter ending July 31, 2013. As of July 31, 2014, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $586 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $106.

Costs and Expenses

General

The operating expenses of the Company during the 1st Quarter decreased overall by 3.14%, or $6,773, as compared to the 1st Quarter in 2013, primarily due to a decrease in marketing and research and development expenses.

Cost of Sales

The cost of sales during the 1st Quarter decreased by $7,390 as compared to these expenses during the same quarter ending in 2013. This decrease was due primarily to lower chemical costs. As a percentage of sales, the cost of sales was 30.87% during the 1st Quarter and 33.17% for the comparative quarter ending in 2013. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs decreased $1,417, or 3.93%, as compared to the same quarter in 2013. This decrease was primarily due to fewer lab supply purchases and no new prototype expenses. The Company is continuing to investigate certain compounds for use in food and other products as antibacterial agents and research intended to improve and expand the Company’s current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

Marketing Expenses

Marketing expenses for the 1st Quarter decreased by $4,018 or 7.84%, as compared to the quarter ending July 31, 2013. The Company experienced a decrease in marketing expenses such as postage, entertainment, health insurance and product marketing materials during the 1st Quarter accounting for the overall decrease in marketing expenses.

General and Administrative Expenses

General and administrative costs decreased by $1,155, or .92%, as compared to the 1st Quarter ending in 2013. This decrease was primarily the result of a decrease in office supplies, telephone expenses and order processing. Except for unforeseen expenses, it is unlikely general and administrative expenses will materially change during Fiscal 2015.

Net Income

The Company realized net income of $10,822 during the 1st Quarter as compared to a net income of $3,537 for the comparative quarter of the prior year. The increase in net income was primarily a result of lower overall cost of goods sold, and marketing and research and development expenses, as sales remained flat.

Assets/Liabilities

General

Since April 30, 2014 the Company’s assets have increased by $4,728 and liabilities have decreased by $6,094. The increase in assets (primarily cash and prepaid expenses) and the decrease in liabilities (primarily accrued compensation) is primarily a result of the Company’s positive cash flow from operations due to decrease in expenses.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2014 and April 30, 2014. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $19,150 and $13,438 at July 31, 2014 and 2013, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 16.99 to 1, has increased compared to 15.69 to 1 at April 30, 2014, primarily due to a higher percentage decrease in current liabilities than the percentage decrease in current assets. This increase is not indicative of a material change in the financial condition of the Company, but rather a normal fluctuation due to the timing of payment of vendors. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

The decrease in liabilities was due primarily to a decrease in accrued compensation and payroll taxes related to year-end bonuses paid during the 1st Quarter.

Liquidity and Capital Resources

During the 1st Quarter, the Company experienced an increase in working capital of $2,449. This was primarily due to an increase in cash and prepaid expenses.

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

Cash provided by operating activities was $26,988 during the three month period ending July 31, 2014. Cash used in investing activities was $12,126. Of this amount, $10,510 was used for patent application expenditures and $1,616 was used for the purchase of new equipment during the three month period ending July 31, 2014. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2014.

As of July 31, 2014, the Company had $1,203,204 of current assets available. Of this amount, $35,405 was prepaid expenses, $119,629 was inventory, $168,780 was net trade receivables and $879,390 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending July 31, 2014 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending July 31, 2014, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending July 31, 2014, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending July 31, 2014, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending July 31, 2014, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date September 15, 2014	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date September 15, 2014	/s/ Laurence C. Mead
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

Dated: September 15, 2014

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

Dated: September 15, 2014

/s/ Laurence C. Mead
Laurence C. Mead
Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2014, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: September 15, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending July 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of July 31, 2014, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead
Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: September 15, 2014