Form 10-Q
period 2014-10-31
BIOSYNERGY INC
filed 2014-12-15
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 15, 2014: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Balance Sheets

ASSETS

	October 31, 2014	April 30, 2014
	Unaudited	Audited
Current Assets
Cash	948,655	864,528
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 at October 31, 2014 and April 30, 2014	141,662	190,749
Inventories	118,765	121,197
Prepaid expenses	13,334	30,375
Total Current Liabilities	1,222,416	1,206,849

Equipment and leasehold improvements
Equipment	199,596	197,980
Leasehold improvements	20,022	20,022
	219,618	218,002
Less accumulated depreciation and amortization	(191,672)	(185,366)
Total Equipment and Leasehold Improvements Net	27,946	32,636

Other Assets
Patents less accumulated amortization	102,512	26,116
Pending patents	30,860	87,825
Deposits	5,937	5,937
Total Other Assets	139,309	119,878

	1,389,671	1,359,363

The accompanying notes are an integral part of the financial statements.

Liabilities and Shareholders’ Equity

	October 31, 2014	April 30, 2014
	Unaudited	Audited
Current Liabilities
Accounts payable	14,259	14,436
Accrued compensation and payroll taxes	—	32,143
Medical device excise tax	2,409	1,616
State/Federal Income Taxes Payable	7,636	—
Accrued Vacation	25,782	28,714
Total Current Liabilities	50,086	76,909

Deferred Income Taxes	23,822	23,822

Shareholder's Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at October 31, 2014 and April 30, 2014	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	674,474	617,343
Total Shareholders' Equity	1,315,763	1,258,632

	1,389,671	1,359,363

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

	Three Months Ended		Six Months Ended
	October 31		October 31
	2014	2013	2014	2013

Net sales	$360,163	$345,634	$684,209	$669,474
Cost of sales	113,168	98,688	213,186	206,097
Gross profit	246,995	246,946	471,023	463,377
Operating expenses
Marketing	46,632	42,832	96,037	96,439
General and administrative	98,182	94,459	222,961	220,394
Research and development	35,113	33,963	69,728	69,994
Total Operating Expenses	179,927	171,254	388,726	386,827

Income from operations	67,068	75,692	82,297	76,550
Other income
Interest income	127	161	232	323
Other income	480	480	960	960
Total Other Income	607	641	1,192	1,283

Net income before income taxes	67,675	76,333	83,489	77,833

Provision for income taxes	21,366	25,809	26,358	23,772
Net income	$46,309	$50,524	$57,131	$54,061

Net income per common share - basic and diluted	$—	$—	$—	$—
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2014

(Unaudited)

	Common Stock
	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2014	14,935,511	$ 660,988	$ (19,699)	$ 617,343	$ 1,258,632

Net Income	-	-	-	57,131	57,131
Balance, October 31, 2014	14,935,511	$ 660,988	$ (19,699)	$ 674,474	$ 1,315,763

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended October 31
	2014	2013
Cash flows from operating activities
Net income	$57,131	$54,061
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	7,924	4,420
Changes in assets and liabilities
Accounts receivable	49,087	3,163
Inventories	2,432	7,465
Prepaid expenses and other	17,041	28,294
Accounts payable and accrued expenses	(26,823)	(12,769)
Total adjustments	49,661	30,573

Net cash provided by operating activities	106,792	84,634

Cash flow from investing activities
Patents and patents pending	(21,049)	(16,601)
Purchase of equipment	(1,616)	(3,525)

Net cash used in investing activities	(22,665)	(20,126)

Increase in cash and cash equivalents	84,127	64,508
Cash beginning period	864,528	796,023
Cash ending period	948,655	860,531

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$7,592	$27,564

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2014 Annual Report on Form 10-K. The results of operations for the six months ended October 31, 2014 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 88.9% of the sales during the quarter ending October 31, 2014 and 89.8% during the six month period ending October 31, 2014. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

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

The Company is developing certain Gelpaks intended for use in temperature control. On September 2, 2014, the Company was granted a design patent entitled “Rollup GelPak for Test Tubes,” the Patent Number D712,559 related to the Company’s HemoCoolTM Gel-Pak. This patent will expire on September 2, 2028. Another patent was granted on October 14, 2014 entitled “Method of Producing Eggshell Powder,” Patent Number 8,859,010. This patent will expire on May 28, 2024. Additionally $78,014 was moved from patents pending to amortizable patents during the quarter. Amortization expense for the six months ended October 31, 2014 was $1,618.

Patents and patents pending relate to products that have been developed by the Company.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the quarter endings and six month periods ending October 31, 2014 and 2013, there were no differences between the Company’s net income and comprehensive income.

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filed, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components as of October 31:

	2014	2013
Current
Federal	$18,593	$16,689
State	7,765	7,083
Provision for Income Taxes	$26,358	$23,772

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended October 31,
	2014	2013
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Adjustment for prior year estimates	—	(4.9)
Effect of graduated federal tax rates	(7.5)	(3.6)
Effective Tax Rate	31.5%	30.5%

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

Note 3 – Inventories

Components of inventories are as follows:

	October 31, 2014	April 30, 2014

Raw materials	$93,710	$94,266
Work-in-process	15,845	16,391
Finished goods	9,210	10,540
	$118,765	$121,197

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2014:

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

Note 5 - Related Party Transactions (continued)

As of October 31, 2014, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $22,785 and $18,046 for the six months ended October 31, 2014 and 2013, respectively.

Note 6 - Major Customers

Shipments to one customer amounted to 30.93% of sales during the first six months of Fiscal 2015 compared to 33.62% during the comparative Fiscal 2014 period. As of October 31, 2014, there were outstanding accounts receivable from this customer of $65,373 compared to $76,783 at October 31, 2013. Shipments to another customer amounted to 32.56% of sales during the first six months of Fiscal 2015 and 29.19% of sales during the first six months of Fiscal 2014. As of October 31, 2014, there were outstanding accounts receivable from this customer of $36,940 compared to $43,755 at October 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending October 31, 2014 (“2nd Quarter”), the net sales increased 4.2%, or $14,529, and increased 2.2%, or $14,735 during the six month period ending October 31, 2014, as compared to net sales for the comparative periods ending in 2013. This increase in sales is primarily the result of an increase in the sales of TempTrend and HemoTemp II Activators. As of October 31, 2014, the Company had $290 in back orders.

In addition to the above, the Company had $607 and $1,192 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the three and the six month periods ending October 31, 2014, respectively.

Costs and Expenses

General

The operating expenses of the Company during the 2nd Quarter increased overall by 5.06%, or $8,673 and increased by .05%, or $1,899 for the six month period ending October 31, 2014, as compared to the same periods ending in 2013. The increase was due to an increase in the Company’s group health insurance plan premiums during the 2nd Quarter.

Cost of Sales

The overall cost of sales during the 2nd Quarter increased by $14,480 and increased by $7,089 during the six month period ending October 31, 2014 as compared to the same periods ending in 2013 as a result of an increase in unit sales of HemoTemp II Activator and higher group health insurance plan premiums. As a percentage of sales, the cost of sales were 31.42% during the 2nd Quarter and 28.55% for the comparative quarter ending in 2013; and 31.16% during the six month period ending October 31, 2014 compared to 30.78% in 2013. Included in the cost of sales is the medical device excise tax. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $1,150, or 3.39%, during the 2nd Quarter as compared to the same quarter in 2013. These costs decreased by $266, or .04%, during the six month period ending October 31, 2014 as compared to the same period in 2013. This increase during the 2nd Quarter was primarily due to an increase in the Company’s group health insurance plan premiums. The Company is continuing its investigation and development of certain products intended to improve and expand its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete the development of such products.

Marketing Expenses

Marketing expenses for the 2nd Quarter increased by $3,800, or 8.87%, as compared to the quarter ending October 31, 2013 and decreased by $402, or .42%, during the six month period ending October 31, 2014 compared to the six-month period ending October 31, 2013. The increase was primarily due to an increase in the Company’s group health insurance plan premiums during the 2nd Quarter.

General and Administrative Expenses

General and administrative costs increased by $3,723, or 3.94%, in the 2nd Quarter, and increased by $2,567, or 1.16%, during the six month period ending October 31, 2014, as compared to the same periods in 2013. This overall increase for the six months ending October 31, 2013 was due primarily to an increase in the cost of the Company’s group health insurance plan. Except for unforeseen items and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2015.

Net Income

The Company realized a net income of $46,309 during the 2nd Quarter as compared to a net income of $50,524 for the comparative quarter in the prior year. The Company also realized a net income of $57,131 for the six month period ending October 31, 2014 as compared to a net income of $54,061 during the same period in 2013. The decrease in net income during the 2nd Quarter is a result of an increase in operating expenses, primarily employee benefits. The increase in net income during the six month ending October 31, 2014 was primarily due to an increase in sales of TempTrendR and the HemoTempR II Activators.

Assets/Liabilities

General

Since April 30, 2014, the Company's assets have increased by $30,308 and liabilities have decreased by $26,823. The increase in assets, primarily cash and patents, is due to the overall profitability of the Company and investment in the development of potential products since April 30, 2014.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2014 and April 30, 2014. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company is classified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $22,785 and $18,046 for the six months ended October 31, 2014 and 2013, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 24.41 to 1, has increased compared to 15.69 to 1 at April 30, 2014. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2014, the Company experienced an increase in working capital of $42,390. This is primarily due to the Company’s net income sustained during the six month period ending October 31, 2014.

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

The cash provided by operating activities was $106,792 during the six month period ending October 31, 2014. $22,665 was used for patent expenses and equipment purchases during this same period. The Company does not anticipate any material expenditures for capital items to be utilized for the production or manufacture of products based on the Company’s recently issued patent for the “Rollup GelPak for Test Tubes,” Patent Number D712,559, or for its patent entitled “Method of Producing Eggshell Powder,” Patent Number 8,859,010. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the six month period ending October 31, 2014.

As of October 31, 2014, the Company had $1,222,416 of current assets available. Of this amount, $13,334 was prepaid expenses, $118,765 was inventory, $141,662 was net trade receivables and $948,655 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2014 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2014, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending October 31, 2014, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending October 31, 2014, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending October 31, 2014, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date December 15, 2014	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date December 15, 2014	/s/ Laurence C. Mead
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

Dated: December 15, 2014

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer, and President

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

Dated: December 15, 2014

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2014, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: December 15, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2014, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead
Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: December 15, 2014