Form 10-Q
period 2015-01-31
BIOSYNERGY INC
filed 2015-03-17
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2015: 14,935,511

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

ASSETS

	January 31, 2015 Unaudited	April 30, 2014 Audited
Current assets
Cash	$941,025	$864,528
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 at January 31, 2015 and April 30, 2014	150,225	190,749
Inventories	131,056	121,197
Prepaid expenses	26,606	30,375
Total current assets	1,248,912	1,206,849

Equipment and leasehold improvements
Equipment	199,596	197,980
Leasehold improvements	20,022	20,022
	219,618	218,002
Less accumulated depreciation and amortization	(194,515)	(185,366)
Total equipment and leasehold improvements net	25,103	32,636

Other assets
Patents less accumulated amortization	89,913	26,116
Pending patents	32,914	87,825
Deposits	5,937	5,937
Total other assets	128,764	119,878

	$1,402,779	$1,359,363

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

LIABILITIES AND SHAREHOLDERS EQUITY

	January 31, 2015 Unaudited	April 30, 2014 Audited
Current liabilities
Accounts payable	$14,546	$14,436
Accrued compensation and payroll taxes	10,851	32,143
Medical device excise tax	1,326	1,616
Accrued vacation	13,199	28,714
State/Federal income taxes payable	7,346	—
Total current liabilities	47,268	76,909

Deferred income taxes	23,822	23,822

Shareholder's equity

Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at January 31, 2015 and April 30, 2014	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	690,400	617,343
Total shareholders' equity	1,331,689	1,258,632

	$1,402,779	$1,359,363

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2015	2014	2015	2014

Net sales	$313,884	$273,017	$998,093	$942,491
Cost of sales	103,425	100,835	316,611	306,931
Gross profit	210,459	172,182	681,482	635,560
Operating expenses
Marketing	48,967	46,926	145,004	143,365
General and administrative	98,917	87,561	321,878	307,955
Research and development	39,909	39,896	109,637	109,891
Total Operating Expenses	187,793	174,383	576,519	561,211

Income (loss) from operations	22,666	(2,201)	104,963	74,349
Other income
Interest income	126	137	358	460
Other income	480	480	1,440	1,440
Total Other Income	606	617	1,798	1,900

Net income (loss) before income taxes	23,272	(1,584)	106,761	76,249

Provision for income taxes	7,346	1,512	33,704	25,284
Net income (loss)	$15,926	$(3,096)	$73,057	$50,965

Net income (loss) per common share - basic and diluted	$—	$—	$—	$—
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS EQUITY

Nine Months Ended January 31, 2015

(Unaudited)

	Common Stock
	Shares	Amount	Other and Related Receivable	Retained Earnings	Total
Balance, May 1, 2014	14,935,511	$660,988	$(19,699)	$617,343	$1,258,632

Net income	—	—	—	73,057	73,057

Balance, January 31, 2015	14,935,511	$660,988	$(19,699)	$690,400	$1,331,689

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31
	2015	2014
Cash flows from operating activities
Net income	$73,057	$50,965
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	13,504	6,826
Abandonment of patent	9,862	—
Changes in assets and liabilities
Accounts receivable	40,524	38,564
Inventories	(9,859)	3,987
Prepaid expenses and other	3,769	15,560
Accounts payable and accrued expenses	(29,641)	(32,040)
Total adjustments	28,159	32,897

Net cash provided by operating activities	101,216	83,862

Cash flow from investing activities
Patents and patents pending	(23,103)	(28,799)
Purchase of equipment	(1,616)	(3,525)

Net cash used in investing activities	(24,719)	(32,324)

Increase in cash and cash equivalents	76,497	51,538
Cash beginning period	864,528	796,023
Cash ending period	$941,025	$847,561

Supplemental cash flow information
Interest paid	—	—
Income taxes paid	15,228	29,076

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2014 Annual Report on Form 10-K. The results of operations for the nine months ended January 31, 2015 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for approximately 89.5% of the sales during the quarter ending January 31, 2015 and 89.7% during the nine month period ending January 31, 2015. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

The Company is developing certain Gelpaks intended for use in temperature control. On September 2, 2014, the Company was granted a design patent entitled “Rollup GelPak for Test Tubes,” the Patent Number D712,559 related to the Company’s HemoCoolTM Gel-Pak. This patent will expire on September 2, 2028. Another patent was granted on October 14, 2014 entitled “Method of Producing Eggshell Powder,” Patent Number 8,859,010. This patent will expire on May 28, 2024. On January 31, 2015 the Company abandoned “Liquid Conductive Cooling/Heating Device and Method of Use,” Patent Number 457,276,046 relating to the Company’s ThermolyzerTM which was granted October 2, 2007. The write off for this patent is $9,862.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the quarter endings and nine month periods ending January 31, 2015 and 2014, there were no differences between the Company’s net income and comprehensive income.

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

The provision for income taxes consists of the following components as of January 31:

	2015	2014
Current
Federal	$23,775	$18,193
State	9,929	7,091
Provision for Income Taxes	$33,704	$25,284

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Nine Months ended January 31,
	2015	2014
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Adjustment for prior year estimates	(4.9)	(5.0)
Effect of graduated federal tax rates and other	(2.5)	(0.8)
Effective Tax Rate	31.6%	33.2%

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

Note 3 – Inventories

Components of inventories are as follows:

	January 31, 2015	April 30, 2014

Raw materials	$107,812	$94,266
Work-in-process	13,702	16,391
Finished goods	9,542	10,540
	$131,056	$121,197

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2015:

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

As of January 31, 2015, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $27,365 and $21,656 for the nine months ended January 31, 2015 and 2014, respectively.

Note 6 - Major Customers

Shipments to one customer amounted to 29.9% of sales during the first nine months of Fiscal 2015 compared to 34.87% during the comparative Fiscal 2014 period. As of January 31, 2015, there were outstanding accounts receivable from this customer of $61,643 compared to $69,534 at January 31, 2014. Shipments to another customer amounted to 34.51% of sales during the first nine months of Fiscal 2015 and 28.65% of sales during the first nine months of Fiscal 2014. As of January 31, 2015, there were outstanding accounts receivable from this customer of $51,250 compared to $26,835 at January 31, 2014.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending January 31, 2015 (“3rd Quarter”), the net sales increased 14.97%, or $40,867, and increased 5.9%, or $55,602, during the nine month period ending January 31, 2015, as compared to net sales for the comparative periods ending in 2014. This increase in sales is primarily the result of higher demand for HemoTempR II and HemoTempR II activators. At January 31, 2015 there were $8,220 in HemoTempR II back orders and $38,500 at January 31, 2014. The Company filled all back orders by the end of February, 2015.

In addition, during the 3rd Quarter the Company had $606 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party as compared to $617 in the prior year.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter increased overall by 7.69%, or $13,410, as compared to the 3rd quarter in 2014 primarily due to an increase in health insurance costs and legal fees and the write off of the ThermolyzerTM patent. The operating expenses of the Company increased by 2.73%, or $15,307, for the nine month period ending January 31, 2015, primarily due to increases in health insurance costs and legal fees, and the write off of the ThermolyzerTM.

Cost of Sales

The cost of sales during the 3rd Quarter increased by $2,590, and increased by $9,680 during the nine month period ending January 31, 2015 as compared to these expenses during the same periods ending in 2014. The increase during the 3rd Quarter was primarily due to increased employee benefits and raw material costs. As a percentage of sales, the cost of sales were 32.95% during the 3rd Quarter, 36.93% for the comparative quarter ending in 2014, and 31.72% during the nine month period ending January 31, 2015 compared to 32.57% in 2014. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $13, or .03%, during the 3rd Quarter as compared to the same quarter in 2014. These costs decreased by $254, or .23%, during the nine month period ending January 31, 2015 as compared to the same period in 2014. The overall cost in research and development expense has remained basically the same during the comparative time periods. The Company is continuing its investigation and development of certain products intended to improve and expand its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete the development of such products.

Marketing Expenses

Marketing expenses for the 3rd Quarter increased by $2,041, or 4.35%, as compared to the quarter ending January 31, 2014. These costs increased by $1,639, or 1.14%, during the nine month period ending January 31, 2015 as compared to the same period in 2014. The increase is primarily due to production of artwork for product promotion.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter increased by $11,356, or 12.97%, as compared to the 3rd quarter ending January 31, 2014, primarily due to an increase in employee health insurance premiums, legal expenses and the write off of the ThermolyzerTM patent. General and administrative costs have increased overall by $13,923, or 4.52%, during the nine month period ending January 31, 2015, as compared to the same periods in 2014, primarily due to an increase in employee health insurance costs, legal expenses and the write off of the ThermolyzerTM patent.

Net Income

The Company realized a net income of $15,926 during the 3rd Quarter as compared to a net loss of $3,096 for the comparative quarter in the prior year. The Company also realized a net income of $73,057 for the nine month period ending January 31, 2015 as compared to a net income of $50,965 during the same period in 2014. The increase in net income is due to an increase in net sales as described above .

Assets/Liabilities

General

Since April 30, 2014, the Company's assets have increased by $43,416 and liabilities have decreased by $29,641. The increase in assets, primarily cash, is a result of the Company’s continued profitability and cash generated from operations.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2015 and April 30, 2014. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 26.42 to 1, has increased compared to 15.69 to 1 at April 30, 2014. This increase in ratio of current assets to current liabilities is a result of increased cash and reduction in accruals. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the nine month period ending January 31, 2015, the Company experienced an increase in working capital of $71,704. This is primarily due to the Company’s increase in cash and a decrease in accrued expenses.

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

Cash provided by operating activities was $101,216 during the nine month period ending January 31, 2015. An aggregate of $24,719 was used for equipment purchases and patent application expenditures during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month periods ending January 31, 2015 or 2014.

As of January 31, 2015, the Company had $1,248,912 of current assets available. Of this amount, $26,606 was prepaid expenses, $131,056 was inventory, $150,225 was net trade receivables and $941,025 was cash. The Company’s available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term capital needs of the Company.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2015 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2015, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending January 31, 2015, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending January 31, 2015, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending January 31, 2015, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

(101)	The following materials for Biosynergy’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes(ii).

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

Biosynergy, Inc.

Date: March 17, 2015	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date: March 17, 2015	/s/ Laurence C. Mead
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

Dated: March 17, 2015

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

Dated: March 17, 2015

/s/ Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2015, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: March 17, 2015

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2015, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer and Chief Accounting Officer

Dated: March 17, 2015