Form 10-K
period 2015-04-30
BIOSYNERGY INC
filed 2015-07-29
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 4/30/15

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2015 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on July 15, 2015 was 14,935,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item 15.

 Part I

Item 1. Business.

General Development of Business. Biosynergy, Inc. (the "Company") was incorporated as an Illinois corporation on February 9, 1976. The Company was formed primarily for the purpose of developing, manufacturing, and marketing products utilizing cholesteric liquid crystals. The Company presently manufactures and markets disposable medical, laboratory, and industrial thermometric and thermographic cholesteric liquid crystal devices, and reusable gel packs designed for transporting temperature sensitive materials. The Company also distributes an electronic heat block used as an activator for its HemoTempR II Core Correlated Blood Monitoring Device manufactured by a third party to specifications of the Company.

The Company did not enter into any agreements materially affecting its operations during Fiscal 2015. The Company experienced an increase in sales of $56,224 or 4.3% in Fiscal 2015. Sales in Fiscal 2015 were $1,360,768. The Company realized an after income tax profit of $113,589 for Fiscal 2015 compared to an after income tax profit of $26,530 for Fiscal 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company continued its development and review of the proposed products described in “Thermographic and Thermometric Devices and Accessories” below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2015. Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company’s revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2015 and 2014. For a description of these products, see “Narrative Description of Business.”

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

Thermographic and Thermometric Devices and Other Products. During the fiscal year ending April 30, 2015 the Company manufactured and marketed various medical, laboratory, and consumer thermometric, thermographic, and temperature control devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

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

2. The Company is also investigating production methods for the bacteria growth retardant compound described in Paragraph 1 above. In this regard, the Company has developed certain proprietary technology related to the processing of these compounds. On October 14, 2014, the Company was granted a patent “Method of Producing Eggshell Powder” related to the processing and manufacture of bacteria growth retardant compounds for use in food and other products. Another patent related to the use of such compounds has been abandoned (see “Patents and Trademarks”).

3. The Company is developing an improved small portable refrigerated cooler for transportation of blood and other biologicals. The Company originally intended to be in production in Fiscal 2015. However, due to a change in the design and the manufacturers of the cooler, production has been changed. The Company expects to be in production in Fiscal 2016, subject to the completion of the prototype and UL approval. (See “Material Risk Factors”).

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

Manufacturing. The Company manufactures all of its products except for the HemoTempR II Activator. The Company anticipates that the portable refrigerated cooler under development will also be manufactured by a third party vendor. This product is manufactured for the Company by an unrelated company on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company, and the Company does not anticipate it will enter into any such agreements in the foreseeable future. Currently, the Company relies exclusively on Fred Suzuki, the Company’s President and Chief Executive Officer, to manufacture the temperature sensitive liquid crystals used in the Company’s temperature indicators (See “Material Risk Factors”, below).

The Company has thirty-nine years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company’s net sales in Fiscal 2015. During Fiscal 2015, Fisher Scientific Company (“Fisher”) accounted for 29.6% of the Company's sales. Cardinal Health, Inc. (“Cardinal”) accounted for 33.2% of Company sales during Fiscal 2015 (See “Material Risk Factors”, below). Management believes distributors will continue to be an important part of the Company’s sales and distribution system in the future.

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

During Fiscal 2016, the Company anticipates employees will work part-time in marketing and one employee will devote substantially all of her time to marketing and selling the Company’s products. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company also directly markets and sells to its industrial customers.

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

The Company currently holds several other patents, including “Method of Producing Eggshell Powder”, Patent Number US 8,859,010, granted October 14, 2014. This patent will expire on May 28, 2024.

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

The Company was granted a design patent, “Roll-Up-Gel-Pack for Test Tubes,” Patent Number US D712,559 relating to the Company’s HemoCoolTM Rollup Gel Pak for test tubes, on September 2, 2014. This patent will expire on September 2, 2028. The Company was also granted another design patent, “Roll-Up-Gel-Pack for Test Tubes,” Patent Number US D726,928 relating to the Company’s HemoCoolTM Rollup Gel Pak for test tubes on April 14, 2015. This patent will expire on April 14, 2029. The Company holds several foreign design patents for the “Roll-Up-Gel-Pack for Test Tubes,” including Europe, Patent Number 002295105-0001, issued November 18, 2013, expiring August 22, 2038; Europe, Patent Number 002295105-0002, issued November 18, 2013, expiring August 22, 2038; India, Patent Number 252643, issued February 5, 2014, expiring March 5, 2028; and Turkey, Patent Number 2013/02413, issued March 26, 2013, expiring March 26, 2038.

The Company has two patents pending related to the “Roll-Up-Gel-Pack for Test Tubes” in Canada; Design Patent Application Number 150496 which was filed on April 2, 2013, and Design Patent Application Number 156195 which was filed on April 16, 2014.

The Company also has a Design Patent Pending, “Gel Pack for Test Tubes,” related to a design for a gel-pack which holds test tubes, HemoCoolTM Gel-Pak for test tubes. The Design Patent Application Number 29/447,625 was filed on March 5, 2013. Industrial Design Applications have also been filed in Canada on April 12, 2013 (150495) and on April 16, 2014 (156173). Design Patents for the “Gel Pak for Test Tubes,” have been issued in Europe, Patent Number 002295212-0001 on November 28, 2013, expiring on August 22, 2038, and Patent Number 002295212-0002 on November 28, 2013, expiring on August 22, 2038; India, Patent Number 252644 issued on January 23, 2014, expiring on March 5, 2028; and Turkey, Patent Number 2013/02394 issued on March 25, 2013, expiring on March 25, 2038.

During Fiscal 2015, the Company abandoned one patent, “Liquid Conductive Cooling/Heating Device and Method of Use,” Patent Number US 7,276,046, relating to the Company’s Thermolyzer that was granted on October 2, 2007. A total of $9,862 in capitalized patent expenses were written off as a result. In Fiscal 2014, two patent applications were abandoned, “Method of Feeding Poultry” and “Eggshell Anti-Microbial Agent and Method of Use,” for an aggregate patent write-off of $98,100.

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

As of April 30, 2015, the Company had $1,320,683 of current assets available. Of this amount, $26,524 represented prepaid expenses, $155,394 was inventory, $162,988 was net trade receivables, and $975,777 represented cash.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2016 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales materially decrease, the receivables of the Company are materially impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. The Company’s two largest customers are its primary product distributors, Fisher and Cardinal. Fisher was directly responsible for 29.6% of the Company's net sales during the fiscal year ending April 30, 2015. Cardinal accounted for 33.2% of the Company’s net sales during the fiscal year ending April 30, 2015. At April 30, 2015, Fisher owed the Company $76,475 and Cardinal owed $43,415. No other customers accounted for 10% or more of the Company’s net sales during Fiscal 2015. Management believes the loss of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs. The Company had no backorders at April 30, 2015 or 2014.

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

Research and Development. During Fiscal 2015 and 2014, the Company spent $149,218 and $143,426, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Government Regulations. Company products, such as the bacteria growth retarding compound, may require pre-clearance by the FDA or other government agencies. Present medical products of the Company are classified by the FDA as Class I or Class II. These are subject only to general regulations requiring that manufacturers adhere to certain guidelines to provide reasonable assurance of utility, safety, and effectiveness. These guidelines include labeling requirements, registration with the FDA as a manufacturer, listing of devices in commercial distribution with the FDA, notification to FDA of devices proposed to be marketed, conformance to specified current good manufacturing practices in the manufacture of the devices, conformance to certain record-keeping requirements, and, in the case of Class II devices, conformance to certain performance standards. At the present time, the Company believes that it is in compliance with regulations set forth by the FDA.

Information About Foreign and Domestic Operations and Export Sales. The Company made export sales to customers located outside of the United States totaling $140,300 during the last fiscal year and $61,325 during the fiscal year ending in 2014. Export sales were made to customers located in Canada, Puerto Rico, Philippines, Turkey, Italy, Germany, Saudi Arabia, and Kingdom of Bahrain. The most significant portion of the overall increase in export sales made during the last fiscal year resulted from an increase in sales made to a distributor located in Saudi Arabia, which accounted for approximately 55% of the last fiscal year’s total export sales. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

The Company does not rely on any foreign operations other than its dealers and marketing representatives in their respective marketing areas. See "Marketing and Distribution." Foreign sales are contingent upon, among other factors, foreign trade regulations, value of the United States Dollar and, where required, government approval of the Company's products including CE Marketing requirements.

Management of the Company believes that export sales may continue to increase in future years. However, the Company is exposed to risks generally attendant to foreign operations, including but not limited to, trade restrictions, tariffs, embargos, foreign war and unrest and competition from foreign and domestic producers, and therefore there is a risk export sales will not continue to increase in the future. Management believes the partial or total loss of foreign operations would not have a material impact on the Company’s financial condition or results of operations.

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

The Company is highly dependent on the principal members of its management and scientific staff, in particular Fred K. Suzuki, Jr., the Company’s President, Chief Executive Officer, Chairman of the Board of Directors, and Director of Research and Product Development. Mr. Suzuki is primarily responsible for developing products and manufacturing the liquid crystals for use in the Company’s primary line of products. Mr. Suzuki is 85 years old. The loss of Mr. Suzuki may impede the achievement of the Company’s business objectives or have an adverse effect on the Company’s financial condition or results of operations. The Company may not be able to attract and retain skilled and experienced personnel on acceptable terms in the future to replace Mr. Suzuki. Further the Company may not be able to attract and retain skilled and experienced marketing, scientific and sales personnel on acceptable terms in the future because numerous other high technology companies compete for the services of these qualified individuals. The Company currently does not maintain key man life insurance on any of its employees, nor has the Company implemented a formal succession plan.

Certain familial groups, in the aggregate, beneficially own a large percentage of the Company’s common stock and as a result can exert significant influence over the Company.

As of April 30, 2015, Mr. Suzuki owned 30% of the outstanding stock of F.K. Suzuki International, Inc. (“FKSI”), and also served on FKSI’s board of directors, together with Laurence Mead, the Chief Operating Officer of the Company, Lauane Addis, Mr. Suzuki’s son-in-law and counsel and Secretary for the Company, and Ira Goldstein, an unrelated unaffiliated third party. FKSI in turn owns approximately 30.02% of the outstanding stock of the Company. As a result of (i) Mr. Suzuki’s ownership and position as director of FKSI, (ii) shared directorial control over FKSI with Messrs. Mead and Addis with respect to the shares of stock in the Company owned by FKSI, (iii) other shares of stock in the Company owned by Mr. Suzuki directly, and (iv) stock owned by Mr. Suzuki and his spouse as joint tenants, Mr. Suzuki is deemed to “beneficially” own an aggregate of 5,513,470 shares, or approximately 36.9%, of the Company’s outstanding common stock. In addition, Mr. Suzuki’s daughter, Jeanne S. Addis, is the Trustee of the Addis Family Trust dated September 1, 2009, which owns approximately 28.1% of the outstanding FKSI stock. Accordingly, Mr. Suzuki, together with other members of his immediate family as a group, may be able to substantially influence all matters requiring approval by the Company’s shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of this group could conflict with the interests of the Company’s other shareholders. Mr. Suzuki, acting in concert with other members of his immediate family, may also delay or prevent a change in control of the Company even if such a transaction would be beneficial to the Company’s other shareholders.

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

The Company’s key distributors, Fisher and Cardinal, accounted for 29.6% and 33.2% of the Company’s sales, respectively, during Fiscal 2015. The Company’s failure to retain one or both of such distributors may have an adverse effect on the sales of the Company, which may in turn have an adverse effect on the Company’s results of operations, financial condition and cash flows if such sales cannot be replaced by another distributor of the Company.

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

During Fiscal 2015, and for several prior fiscal periods, two products, HemoTempR Core Correlated BMD and HemoTempR II Core Correlated BMD accounted for a substantial percentage of the Company’s sales. In the aggregate, these two products accounted for $1,256,905 in sales (or approximately 92.37% of all Company sales). The Company’s failure to maintain sales levels with respect to one or both of these products will have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Item 2. Properties.

The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party. The lease for these facilities was extended during Fiscal 2015 and will expire on April 30, 2018.

A majority of the Company's Elk Grove Village facility is currently in use; however, Management believes this facility is adequate for its needs in the foreseeable future. Located at the Company's facility is equipment utilized for research, development, and manufacturing of the Company's products.

The Company does not, as a matter of policy, invest in any derivative financial instruments or any other instruments as securities which are subject to market fluctuations which could adversely affect the financial condition or operations of the Company. The Company does not invest in real estate, mortgages or in entities owing or investing in real estate.

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

Holders. As of April 30, 2015, there were approximately 428 shareholders of record of the Company's common stock.

Dividends. The Company does not have a dividend policy and does not expect to pay dividends in fiscal 2016.

Common Stock for Issuance Under Equity Compensation Plans. As of April 30, 2015, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.

Item 6. Selected Financial Data.

The registrant is not required to furnish any information in this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales for the fiscal year ending April 30, 2015 increased by $56,224, or 4.31%, higher than the previous fiscal year. The increase in sales during Fiscal 2015 was primarily due to an increase of $31,220, or 2.64%, in sales of its HemoTempRII Indicators and an increase of $20,625 or 62.26% in sales of its HemoTempR II Activators. The Company also had increased sales in TempTrendR, HemoTempR, HemoCoolTM Gel-Pak, and LabTempR20. The Company had decreased sales in LabTemR40, TemTrendR II and Stafreez indicators. Also, the increase in net sales for fiscal year ending April 30, 2015 was an increase of $78,975, or 228.78%, in export sales mainly of HemoTempR II and HemoTempR II Activators.

Below is a schedule which represents the sales for each product for the fiscal years ending April 30, 2015 and 2014.

	Fiscal Year Ending April 30
Medical and Laboratory Products	2015 Sales of Products	2014 Sales of Products
HemoTempRII BMD	$1,215,940	$1,184,720
HemoTempRII Activator	53,750	33,125
HemoTempRBMD	40,965	37,290
TempTrendRTI	39,425	38,495
HemoCoolTM Gel-Pak	4,008	1,674
LabTempR40 ST	2,370	5,100
LabTempR20 ST	2,370	1,500
StaFreezR FTI	1,050	1,170
TempTrendRII TTD	890	1,390
Hemo-CoolTMJR Accessories	0	50
Miscellaneous	0	30
	$1,360,768	$1,304,544

Export Sales. The Company made export sales to customers located outside of the United States totaling $140,300 during the last fiscal year and $61,325 during the fiscal year ending in 2014. The most significant portion of the overall increase in export sales made during the last fiscal year resulted from an increase in sales made to a distributor located in Saudi Arabia, which accounted for approximately 55% of the last fiscal year’s total export sales.

Other Revenues. Interest income for Fiscal 2015 was $109 less than Fiscal 2014 due to a decrease in the interest rate paid on investments. During Fiscal 2015, the Company maintained a money market account which received an interest rate between .05% and .25% APY. The Company also realized $1,920 in miscellaneous income from subleasing a portion of the Company’s storage space in Fiscal 2015 and 2014.

Costs and Expenses. Overall operating costs and expenses for the fiscal year ending April 30, 2015 decreased by $80,893 compared to the fiscal year ending in 2014. The decrease in operating costs and expenses for Fiscal 2015 was generally related to a decrease in the write-off of capitalized patent expenses offset by an increase of employee health expenses. With the exception of the above expenses, the overhead of the Company has remained substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 31.48% for the fiscal year ending April 30, 2015 and 32.34% for the fiscal year ending April 30, 2014. This overall decrease in cost of sales as a percentage of net sales in Fiscal 2015 is primarily due to an increase in revenue from wholesale products sold and a decrease in part-time labor, equipment repairs and production supplies compared to Fiscal 2014. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 2015 by $5,792 or 4.03%, as compared to the fiscal year ending in 2014. The overall increase from Fiscal 2014 is due to increases in employee expenses, lab supplies and FDA expenses. The Company is investigating the feasibility of several products intended to expand and improve the Company’s current product line as described in “Products Under Development”. These development expenses have remained substantially constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business – Products Under Development."

Marketing Expenses. The Company's marketing expenses were $198,884 in Fiscal 2015 as compared to $193,210 for the fiscal year ending in 2014. The increase for Fiscal 2015 was primarily due to an increase in insurance expenses, additional marketing materials and marketing travel. The Company will increase its marketing activities which management believes is necessary to continue the Company's growth.

General and Administrative Expenses. The Company’s general and administrative costs decreased by $92,359 as compared to the 2014 fiscal year. In Fiscal 2015, one patent was abandoned, “Liquid Conductive Cooling/Heating Device and Method of Use”, Patent Number US 7,276,046, relating to the Company’s Thermolyzer that was granted on October 2, 2007. A total of $9,862 in net capitalized patent expenses were written off as a result. In Fiscal 2014, two patent applications were abandoned, “Method of Feeding Poultry” and “Eggshell Anti-Microbial Agent and Method of Use,” for an aggregate patent pending write-off of $98,100. The Company also had lower costs on many of its daily operations offset by higher employee health insurance and legal fees. Except for unforeseen extraordinary items, such as the write-off of patents experienced in Fiscal 2015 and Fiscal 2014, increases to employee compensation associated with the Company’s 401(k) plan and formal bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2016.

Income Tax Expense (Benefit). Income tax expense was $44,772, or 28.27% of income before taxes, for Fiscal 2015 compared to income tax expense of $1,337, or 4.80% of income before income taxes for Fiscal 2014. The impact of the rate reconciling items for Fiscal 2014 is lower than Fiscal 2015 primarily because of the effect of graduated tax rates.

Net Income/Loss. The Company experienced a net after-tax profit of $113,589 for Fiscal 2015 as compared to a net after-tax profit of $26,530 for Fiscal 2014. In addition to the Company’s net sales increasing in Fiscal 2015, the Company experienced an increase in profitability of the Company due to a decrease in expenses. See discussion of various expenses above.

Assets. Since April 30, 2014, the Company's current assets have increased by $113,834. This increase is primarily due to increased cash resulting from the Company’s profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also “Related Party Transactions” below.

Liabilities. The Company's current liabilities have decreased by $667 since April 30, 2014. This decrease is primarily due to ordinary fluctuations in operations. The decrease does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 17.32 to 1, has increased from 15.69 to 1 at April 30, 2014. The increase in ratio of current assets to current liabilities is a result of the profit realized by the Company in Fiscal 2015. In order to maintain the Company’s asset/liability ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources. During the fiscal year ending April 30, 2015, the Company had an increase in net working capital of $114,501. The increase in net working capital is primarily due to the Company’s realizing and retaining a profit in Fiscal 2015.

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

Cash provided by operating activities was $147,004 during Fiscal 2015. Cash provided by operating activities was $134,182 during Fiscal 2014. During Fiscal 2015, $1,616 was used for equipment purchases, $34,139 was allocated to new patents and patents pending, and $9,862 of previously capitalized patent expenses were written off. Except for operating capital, limited equipment purchases, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2015, the Company had $1,320,683 of current assets available. Of this amount, $26,524 was prepaid expenses, $155,394 was inventory, $162,988 was net trade receivables, and $975,777 was cash. The Company’s cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Related Party Transactions. The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2015 and 2014 in connection with past shared common expenses. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2015 the Company paid $29,165, and the Company paid $26,908 in Fiscal 2014 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Off-Balance Sheet Arrangements. As of April 30, 2015, the Company was not involved in any off-balance sheet arrangements, as defined in Item 303(1)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2015. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

Revenue Recognition - In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. The Company plans to adopt ASU 2014-09 beginning May 1, 2018, and management is currently assessing the potential effects of these changes to the Company’s consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company retained the services of Sassetti, LLC to audit the Company’s annual financial statements as of April 30, 2015 and 2014, and to review the Company’s quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company’s accountants regarding accounting matters or financial disclosure.

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

(3) Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2015 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.

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

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company are:

Name	Age	Positions with Company	Served in Office Since
Fred K. Suzuki	85	President, Chief Executive Officer, Director of Research and Product Development, and Chairman of the Board of Directors	February, 1976 (1)
Laurence Mead	53	Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Director	April, 1994
Mary K. Friske	55	Vice President - Administration	September, 1993
Jennifer A. Rieck	32	Vice President – Regulatory Affairs and New Business Development and Director of Marketing	November, 2012 June 2014
Lauane C. Addis	59	Corporate Counsel Secretary and Director	February, 1984 December, 1985 February, 1984
James F. Schembri	80	Director	November, 1990

------------------------------

__________________________

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Company did not receive any reports during Fiscal 2015 required to be filed by a director, officer or beneficial owner of more than 10% of the Company’s common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company’s common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2015.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2015 and 2014 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

Summary Compensation Table:

Name and Principal Position	Year $	Salary $	Bonus (1) $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation (2) $	Nonqualified deferred compensation earnings $	All Other Compensation (3) $	Total $
Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer	2015	$150,858	$6,600	—	—	$7,774	—	$22,730	$187,962
	2014	$149,967	$19,250	—	—	$7,460	—	$9,436	$186,113

Laurence C. Mead, Chief Operating Officer, Chief Financial Officer, Vice President/Manufacturing and Development Chief Accounting Officer, Treasurer and Manager of Product Development, Director	2015	$135,459	$6,600	—	—	$6,981	—	$18,070	$167,110
	2014	$134,634	$8,250	—	—	$6,697	—	$10,285	$159,866

------------------------------

(1) In addition to the bonuses paid to Fred K. Suzuki under the Executive Officer Bonus Program described below, Mr. Suzuki received $11,000 in Fiscal 2014, the annual portions of $33,000 payable over three years in equal installments under a special bonus plan adopted by the Compensation Committee on September 18, 2011.

(2) Amounts represent Company’s match portion of 401(k) contribution.

(3) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $20,230 and $6,936 in lieu of accrued vacation for Fiscal 2015 and 2014, respectively. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2015 and 2014. Mr. Mead also received $15,570 and $7,785 in lieu of accrued vacation for Fiscal 2015 and 2014, respectively.

Stock Options.

The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2015, and no such stock options were outstanding as of April 30, 2015.

Directors Compensation

The directors’ compensation is determined by the Company’s Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2015.

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

______________________

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

Performance of the Compensation Committee. The Compensation Committee of the Company’s Board of Directors has reviewed its performance during the fiscal year ending April 30, 2015 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter.

Executive Officer Bonus Program. The Compensation Committee has adopted a bonus program for executive officers of the Company based on Company profitability. During the fiscal year ended April 30, 2015, $20,376 was accrued for this program. Under the bonus program, as Company profitability improves, the bonus payouts will increase. The distribution of the bonus payouts under the bonus program is determined with consultation from the Company’s CEO.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following table sets forth information as of April 30, 2015, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Fred K. Suzuki 710 S. Kennicott Arlington Heights, IL 60005	5,513,470 shares of record and beneficial(1)	36.92%
Common Stock	F.K. Suzuki International, Inc. 1940 E. Devon Ave. Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial	30.02%
Common Stock	Jeanne S. Addis, Trustee of the Addis Family Equity Trust dated September 1, 2009 1819 Orleans Circle Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial(2)	30.02%
Common Stock	James F. Schembri 3565 Port Cove Dr., #73 Waterford, MI 48328	1,291,500 shares of record and beneficial(3)	8.65%
Common Stock	Mary K. Friske 940 Bradley Court Palatine, IL 60074	41,000 shares of record and beneficial(4)	.27%
Common Stock	Laurence C. Mead 1151 Warwick Cir. North Hoffman Estates, IL 60169	60,250 shares of record and beneficial(5)	.40%
Common Stock	Beverly Suzuki 710 S. Kennicott Arlington Heights, IL 60005	820,000 shares of record and beneficial(6)	5.49%
Common Stock	Jennifer A. Rieck 27 Regency Circle, Unit B-1 Schaumburg, IL 60193	697,559 beneficial(7)	4.67%
Common Stock	Lauane C. Addis 1819 Orleans Circle Elk Grove Village, IL 60007	-(8)	-
Common Stock	All directors and officers as a group (6 members)	6,906,220	46.24%

_____________________________

(1)	Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 30% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares which are owned by FKSI and 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants.

(2)	Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated September 1, 2009, owns 28.1% of the outstanding Common Stock of FKSI, which owns 30.02% of the Common Stock of the Company. Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares owned by FKSI.

(3)	Included in the shares owned by James F. Schembri are 66,000 shares in Mr. Schembri’s individual retirement account for the benefit of Mr. Schembri.

(4)	In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 700 shares, or approximately .7%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(5)	In addition to the common stock of the Company owned by Laurence C. Mead, he also owns 10,102 shares, or approximately 10%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(6)	Beverly R. Suzuki is deemed to be a beneficial owner by reason of voting and disposition control of 820,000 shares owned by her and Fred K. Suzuki as joint tenants.

(7)	Jennifer Rieck is the 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009, which owns 28.1% of the outstanding stock of FKSI, which owns 30.02% of the common stock of the Company. Jennifer Rieck as a 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of pecuniary benefit of 697,559 shares owned by FKSI.

(8)	Lauane Addis is neither a trustee nor a beneficiary under the Addis Family Equity Trust dated September 1, 2009. Thus, for purposes of this annual report on Form 10-K, Lauane Addis is not deemed to be beneficial owner by reason of either voting and disposition control or pecuniary benefit of any shares of stock in the Company.

Changes in Control. The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company. There has not been a change in the control of the Company during the last fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At April 30, 2015, F.K. Suzuki International, Inc. (“FKSI”) owed $19,699 to the Company in connection with past shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI’s capital in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2015, the Company paid $29,165 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

The discussion in Item 10 of this report regarding director independence is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Sassetti LLC served as independent auditors for the fiscal years ended April 30, 2015 and 2014, and it has acted as auditors for the Company since August 29, 2009.

Audit Fees. Fees billed by Sassetti LLC totaled $37,210 for year ended April 30, 2015. This amount includes fees for the annual audit for the fiscal year ending April 30, 2014 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2015. Fees billed by Sassetti, LLC totaled $36,983 for year ended April 30, 2014. This amount includes fees for annual audit for fiscal year ending April 30, 2013 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2014.

Audit-Related Fees. Sassetti LLC did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal year ending April 30, 2015 and 2014, Sassetti LLC billed the Company $3,950 and $3,950, respectively, for professional fees related to tax services rendered to the Company.

All Other Fees. Sassetti LLC did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company’s Audit Committee is required to approve all non-audit services to be performed by the Company’s auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company’s fiscal year ending April 30, 2015 and April 30, 2014 was compatible with maintaining the independence of the Company’s auditors. The Audit Committee has made a determination that the independence of Sassetti LLC will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2015 and April 30, 2014, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

Balance sheets for the fiscal years ending April 30, 2015 and 2014.

Statements of income for the fiscal years ending April 30, 2015 and 2014.

Statements of Shareholders' Equity for the fiscal years April 30, 2015 and 2014.

Statements of Cash Flows for fiscal years ending April 30, 2015 and 2014.

Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

No financial schedules for the fiscal years ending April 30, 2015 and 2014 are submitted.

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

REGISTRANT: BIOSYNERGY, INC.

/s/ Fred K. Suzuki	July 29, 2015
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki	July 29, 2015
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

/s/ Lauane C. Addis	July 29, 2015
Lauane C. Addis, Secretary and Director	Date

Biosynergy, Inc.

Financial Statements for the

Years Ended April 30, 2015 and 2014

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

Certified Public Accountants

The Board of Directors

Biosynergy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2015 and 2014 and the related statements of income, stockholders' equity, and cash flows for the years then ended.  Biosynergy’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sassetti LLC

July 29, 2015

Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

1

Biosynergy, Inc.

Notes to Financial Statements

Years Ended April 30, 2015 and 2014

EXHIBIT A

Assets

	2015	2014
Current Assets
Cash	$975,777	$864,528
Accounts receivable - Trade (Net of allowance for doubtful accounts of $500 in both 2015 and 2014)	162,988	190,749
Inventories	155,394	121,197
Prepaid expenses	26,524	30,375
Total Current Assets	1,320,683	1,206,849

Equipment and Leasehold Improvements
Equipment	197,517	197,980
Leasehold improvements	20,022	20,022

	217,539	218,002
Less accumulated depreciation and amortization	195,278	185,366
Total Equipment and Leasehold Improvements	22,261	32,636

Other Assets
Patents less accumulated amortization	87,742	26,116
Patents pending	43,950	87,825
Deposits	5,937	5,937
Total Other Assets	137,629	119,878

	$1,480,573	$1,359,363

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Notes to Financial Statements

Years Ended April 30, 2015 and 2014

EXHIBIT A

____________________________________________________________________

Liabilities and Stockholders’ Equity

	2015	2014
Current Liabilities
Accounts payable	$15,514	$14,436
Accrued compensation and payroll taxes	39,827	32,143
Other accrued expenses	2,924	1,616
Accrued vacation	17,977	28,714
Total Current Liabilities	76,242	76,909

Deferred Income Taxes	32,110	23,822

Stockholders’ Equity
Common stock - No par value; 20,000,000 shares authorized; 14,935,511 shares issued as of April 30, 2015 and 2014	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	730,932	617,343
Total Stockholders’ Equity	1,372,221	1,258,632
	$1,480,573	$1,359,363

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Notes to Financial Statements

Years Ended April 30, 2015 and 2014

EXHIBIT B

 _____________________________________________________________________

	2015	2014
Net Sales	$1,360,768	$1,304,544

Cost of Sales	428,360	421,846

Gross Profit	932,408	882,698

Operating Expenses
Marketing	198,884	193,210
General and administrative	428,322	520,681
Research and development	149,218	143,426
Total Operating Expenses	776,424	857,317

Income from Operations	155,984	25,381

Other Income
Interest income	457	566
Other income	1,920	1,920

Total Other Income	2,377	2,486

Income Before Income Taxes	158,361	27,867

Provision for Income Taxes	44,772	1,337

Net Income	$113,589	$26,530

Net Income Per Common Share -
Basic and diluted	$.008	$.002

Weighted-Average Common Shares Outstanding	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Notes to Financial Statements

Years Ended April 30, 2015 and 2014

EXHIBIT C

	Common Stock
	Shares	Amount	Related Receivable	Retained Earnings	Total
Balance, April 30, 2013	14,935,511	$660,988	$(19,699)	$590,813	$1,232,102
Net income	—	—	—	26,530	26,530
Balance, April 30, 2014	14,935,511	$660,988	$(19,699)	$617,343	$1,258,632
Net income	—	—	—	113,589	113,589
Balance, April 30, 2015	14,935,511	$660,988	$(19,699)	$730,932	$1,372,221

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Notes to Financial Statements

Years Ended April 30, 2015 and 2014

EXHIBIT D

_______________________________________________________________________________________________

	2015	2014
Cash Flows from Operating Activities
Net income	$113,589	$26,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities Depreciation and amortization	18,517	10,458
Deferred income taxes	8,288	(13,912)
Abandonment of patents and patents pending	9,862	98,100
Changes in assets and liabilities
Accounts receivable	27,761	(17,166)
Inventories, prepaid expenses and other	(30,346)	30,315
Accounts payable and accrued expenses	(667)	(143)

Total Adjustments	33,415	107,652

Net Cash Provided by
Operating Activities	147,004	134,182

Cash Flows from Investing Activities
Purchase of equipment	(1,616)	(28,663)
Patents and patents pending	(34,139)	(37,014)

Net Cash Used in Investing Activities	(35,755)	(65,677)

Increase in Cash	111,249	68,505

Cash, Beginning of Year	864,528	796,023

Cash, End of Year	$975,777	$864,528

Supplemental disclosure of cash flow information
Income taxes paid	$32,974	$4,000
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for about 90% of sales for the years ended April 30, 2015 and 2014. The products are sold to hospitals, clinical end users, laboratories and product dealers primarily located throughout the United States.

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filing, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. Management does not believe that there are any uncertain tax positions as of April 30, 2015.

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent using the straight-line method.

Patents relate to products that have been developed and are being marketed by the Company. Patents pending relate to products under development. The Company wrote-off $9,862 and $98,100 for the years ended April 30, 2015 and 2014, respectively, for abandoned patents.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the years ended April 30, 2015 and 2014 as there are no common stock equivalents.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2015 and 2014, approximates their carrying value.

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

Revenue Recognition

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. The Company plans to adopt ASU 2014-09 beginning May 1, 2017, and management is currently assessing the potential effects of these changes to the Company’s consolidated financial statements.

Note 3 - Inventories

Inventories consist of the following:

	2015	2014

Raw Materials	$115,071	$94,266
Work-in-process	28,384	16,391
Finished goods	11,939	10,540

	$155,394	$121,197

Note 4 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2015 and 2014 are as follows:

	2015	2014
Total deferred tax liabilities
Patents	$34,875	$25,815
Prepaid and other	6,428	6,543
	41,303	32,358

Total deferred tax assets
Accrued vacation pay	(5,772)	(6,097)
Equipment and leaseholds	(1,805)	(1,452)
Other	(1,616)	(987)
	(9,193)	(8,536)

Net deferred income tax liabilities	$32,110	$23,822

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

Note 4 - Income Taxes (Continued)

The provision for income taxes consists of the following components:

	2015	2014
Current
Federal	$25,836	$8,783
State	10,648	6,466
	36,484	15,249

Deferred	8,288	(13,912)
	$44,772	$1,337

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended April 30,
	2015	2014

U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of federal tax benefit	6.0	6.0
Effect of graduated federal tax rates and other	(11.7)	(35.2)

Effective tax rate	28.3%	4.8%

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2015:

	Stock of Affiliates
	Biosynergy, Inc.		F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0	%(1)	—%	100%
Fred K. Suzuki, Officer	4.1		30.0	—
Jeanne S. Addis, as Trustee	—		28.1	—
James F. Schembri, Director	8.6		—	—
Mary K. Friske, Officer	0.3		0.7	—
Laurence C. Mead, Officer	0.4		10.0	—
Beverly R. Suzuki, Officer	2.7		—	—
Lauane C. Addis, Officer	—		—	—

Note 5 - Related Party Transactions (Continued)

As of April 30, 2015 and 2014, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance of $19,699 was reclassified as a contra equity account.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were $29,165 and $26,908 for the years ended April 30, 2015 and 2014, respectively.

Note 6 - Lease Commitments

In January 2015, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of April 30, 2015, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:
2016	$84,150
2017	86,675
2018	89,275

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses. Rent expense was $70,200 for both fiscal years ended April 30, 2015 and 2014.

Note 7 – Customer Concentrations

Shipments to one customer amounted to approximately 29.6% and 35.5% of sales in fiscal years 2015 and 2014, respectively. As of April 30, 2015 and 2014, there were outstanding accounts receivable from this customer of approximately $76,475 and $98,298, respectively.

Shipments to another customer accounted for 33.2% and 28.8% of sales in fiscal years 2015 and 2014, respectively. As of April 30, 2015 and 2014, there were outstanding accounts receivable from this customer of approximately $43,415 and $44,022, respectively.

The Company had export sales of $140,300 during the last fiscal year, and export sales of $61,325 during the fiscal year ending in 2014. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

Note 7 – Customer Concentrations (continued)

The Company does not rely on any foreign operations other than its dealers and marketing representatives in their respective marketing areas. See "Marketing and Distribution." Foreign sales are contingent upon, among other factors, foreign trade regulations, value of the United States Dollar and, where required, government approval of the Company's products including CE Marketing requirements.

The Company is exposed to risks generally attendant to foreign operations, including but not limited to, trade restrictions, tariffs, embargos, foreign war and unrest and competition from foreign and domestic producers. Management believes the partial or total loss of foreign operations would not have a material impact on the Company’s financial condition or results of operations.

Note 8 – Employee Benefit Plan

The Company sponsors a 401(k) plan for all full-time employees. Under the plan, a participant may elect to defer compensation (up to allowable limits). The Company's discretionary contributions for the years ended April 30, 2015 and 2014 were $25,785 and $25,152, respectively.

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

Dated: July 29, 2015

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

Dated: July 29, 2015

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2015, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2015, and for the period then ended.

Biosynergy, Inc.

Dated: July 29, 2015

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2015, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2015, and for the period then ended.

Biosynergy, Inc.

Dated: July 29, 2015

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer