Form 10-Q
period 2015-10-31
BIOSYNERGY INC
filed 2015-12-15
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Balance Sheets

ASSETS

	October 31, 2015	April 30, 2015
Unaudited		Audited
Current Assets
Cash	$1,046,593	$975,777
Trade accounts receivable (net of allowance for doubtful accounts of $500 at October 31, 2015 and April 30, 2015	160,379	162,988
Inventories	131,127	155,394
Prepaid expenses	13,850	26,524
Total Current Assets	1,351,949	1,320,683

Equipment and leasehold improvements
Equipment	198,640	197,517
Leasehold improvements	20,022	20,022
	218,662	217,539
Less accumulated depreciation and amortization	(199,479)	(195,278)
Total Equipment and Leasehold Improvements Net	19,183	22,261

Other Assets
Patents less accumulated amortization	83,400	87,742
Pending patents	52,976	43,950
Deposits	5,937	5,937
Total Other Assets	142,313	137,629

	$1,513,445	$1,480,573

The accompanying notes are an integral part of the financial statements.

Liabilities and Shareholders’ Equity

	October 31, 2015	April 30, 2015
Unaudited		Audited
Current Liabilities
Accounts payable	$18,498	$15,514
Accrued compensation and payroll taxes	20,709	39,827
State/Federal income taxes payable	3,219	—
Other accrued liabilities	3,794	2,924
Accrued vacation	25,170	17,977
Total Current Liabilities	71,390	76,242

Deferred Income Taxes	32,110	32,110

Shareholders’ Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at October 31, 2015 and April 30, 2015	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	768,656	730,932
Total Shareholders' Equity	1,409,945	1,372,221

	$1,513,445	$1,480,573

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

	Three Months Ended		Six Months Ended
	October 31		October 31
	2015	2014	2015	2014

Net sales	$339,699	$360,163	$645,843	$684,209
Cost of sales	105,730	113,168	208,781	213,186
Gross profit	233,969	246,995	437,062	471,023
Operating expenses
Marketing	46,328	46,632	94,140	96,037
General and administrative	98,798	98,182	215,299	222,961
Research and development	37,450	35,113	73,429	69,728
Total Operating Expenses	182,576	179,927	382,868	388,726

Income from operations	51,393	67,068	54,194	82,297
Other income
Interest income	98	127	209	232
Other income	480	480	960	960
Total Other Income	578	607	1,169	1,192

Net income before income taxes	51,971	67,675	55,363	83,489

Provision for income taxes	16,509	21,366	17,639	26,358
Net income	$35,462	$46,309	$37,724	$57,131

Net income per common share - basic and diluted	$0.002	$0.003	$0.003	$0.004
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2015

(Unaudited)

	Common Stock
	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2015	14,935,511	$660,988	$(19,699)	$730,932	$1,372,221

Net income	—	—	—	37,724	37,724
Balance, October 31, 2015	14,935,511	$660,988	$(19,699)	$768,656	$1,409,945

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended October 31
	2015	2014
Cash flows from operating activities
Net income	$37,724	$57,131
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	8,543	7,924
Changes in assets and liabilities
Accounts receivable	2,609	49,087
Inventories	24,267	2,432
Prepaid expenses and other	12,674	17,041
Accounts payable and accrued expenses	(4,852)	(26,823)
Total adjustments	43,241	49,661

Net cash provided by operating activities	80,965	106,792

Cash flow from investing activities
Patents and patents pending	(9,026)	(21,049)
Purchase of equipment	(1,123)	(1,616)

Net cash (used in) investing activities	(10,149)	(22,665)

Increase in cash and cash equivalents	70,816	84,127
Cash beginning period	975,777	864,528
Cash ending period	$1,046,593	$948,655

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$6,800	$7,592

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2015 Annual Report on Form 10-K. The results of operations for the six months ended October 31, 2015 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 88.7% of the sales during the quarter ending October 31, 2015 and 89.72% during the six month period ending October 31, 2015. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Depreciation and Amortization

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $4,201 and $6,306 for the six month period ending October 31, 2015 and 2014, respectively.

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

Patent amortization expense for the six months ended October 31, 2015 and 2014 was $4,342 and $1,618, respectively. Patents relate to products that have been developed by the Company. Patents pending relate to products under development.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the quarter endings and six month periods ending October 31, 2015 and 2014, there were no differences between the Company’s net income and comprehensive income.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components for the six months ended October 31:

	2015	2014
Current
Federal	$13,348	$18,593
State	4,291	7,765
Provision for Income Taxes	$17,639	$26,358

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended October 31,
	2015	2014
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Effect of graduated federal tax rates	(7.14)	(7.5)
Effective Tax Rate	31.86%	31.5%

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2015-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2015-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard as of May 1, 2018.

Note 3 – Inventories

Components of inventories are as follows:

	October 31, 2015	April 30, 2015

Raw materials	$108,482	$115,071
Work-in-process	17,633	28,384
Finished goods	5,012	11,939
	$131,127	$155,394

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2015:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Lauane C. Addis, Officer	—	—	—
Jeanne S. Addis, Trustee	—	28.1	—
James F. Schembri, Director	8.6	—	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	10.0	—
Beverly K. Suzuki, Officer	2.7	—	—

Note 5 - Related Party Transactions (continued)

As of October 31, 2015, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $11,730 and $22,785 for the six months ended October 31, 2015 and 2014, respectively.

Note 6 – Lease Commitments

In January 2015, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of October 31, 2015, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:
2016	$42,075
2017	86,675
2018	89,275

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses.

Note 7 – Customer Concentrations

Shipments to one customer amounted to 29.39% of sales during the first six months of Fiscal 2016 compared to 30.93% during the comparative Fiscal 2015 period. As of October 31, 2015, there were outstanding accounts receivable from this customer of $60,651 compared to $65,373 at October 31, 2014. Shipments to another customer amounted to 36.68% of sales during the first six months of Fiscal 2016 and 32.56% of sales during the first six months of Fiscal 2015. As of October 31, 2015, there were outstanding accounts receivable from this customer of $51,935 compared to $36,940 at October 31, 2014.

The Company had export sales of $16,680 during the first six months of Fiscal 2016, and export sales of $6,605 during the Quarter ending October 31, 2015. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending October 31, 2015 (“2nd Quarter”), the net sales decreased 5.68%, or $20,464, and decreased 5.6%, or $38,366, during the six month period ending October 31, 2015, as compared to net sales for the comparative periods ending in 2014. This decrease in sales is primarily the result of a decrease in the sales of HemoTemp II and HemoTemp II Activators. As of October 31, 2015, the Company had $14,235 in back orders.

In addition to the above, the Company had $578 and $1,169 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the three and the six month periods ending October 31, 2015, respectively.

Costs and Expenses

General

The operating expenses of the Company during the 2nd Quarter increased overall by 1.47%, or $2,648, and decreased by 1.5%, or $5,858, for the six month period ending October 31, 2015, as compared to the same periods ending in 2014. The increase during the 2nd Quarter was primarily due to an increase in research and development expenses related to the development of the prototype HemoTemp Cooler for UL testing, and the decrease for the six month ending October 31, 2015 was due to marketing artwork and legal expenses.

Cost of Sales

The overall cost of sales during the 2nd Quarter decreased by $7,438 and decreased by $4,405 during the six month period ending October 31, 2015 as compared to the same periods ending in 2014 as a result of a decrease in part time labor. As a percentage of sales, the cost of sales were 31.12% during the 2nd Quarter and 31.42% for the comparative quarter ending in 2014; and 32.33% during the six month period ending October 31, 2015 compared to 31.16% in 2014. Included in the cost of sales is the medical device excise tax. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $2,337, or 6.65%, during the 2nd Quarter as compared to the same quarter in 2014. These costs increased by $3,701, or 5.31%, during the six month period ending October 31, 2015 as compared to the same period in 2014. This increase was primarily due to the cost of prototypes of the Company’s HemoTemp Coolers for UL testing and small increases in employees’ salaries and health insurance premiums. The Company does not have sufficient information to determine the extent to which its resources will be required to complete the development of the HemoTemp Coolers or other products under development.

The Company is developing certain Gelpaks intended for use in temperature control. On September 2, 2014, the Company was granted a design patent entitled “Rollup GelPak for Test Tubes,” Patent Number D712,559, related to the Company’s HemoCoolTM Gel-Pak. This patent will expire on September 2, 2028. Another patent was granted on October 14, 2014 entitled “Method of Producing Eggshell Powder,” Patent Number 8,859,010. This patent will expire on May 28, 2024.

Marketing Expenses

Marketing expenses for the 2nd Quarter decreased by $304, or .65%, as compared to the quarter ending October 31, 2014 and decreased by $1,897, or 1.97%, during the six month period ending October 31, 2015 compared to the six-month period ending October 31, 2014. The Company created artwork for new products during the six-month period ending October 31, 2014, which resulted in higher than normal marketing expenses during such period. Otherwise, the marketing expenses for the six-month period ending October 31, 2015 increased by .5% compared to the six-month period ending October 31, 2014 primarily due to increases in employee salaries and health insurance premiums.

General and Administrative Expenses

General and administrative costs increased by $615, or .63%, in the 2nd Quarter, and decreased by $7,662, or 3.44%, during the six month period ending October 31, 2015, as compared to the same periods in 2014. This overall decrease for the six months ending October 31, 2015 was due primarily to a decrease in legal fees. Except for unforeseen items and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2016.

Net Income

The Company realized a net income of $35,462 during the 2nd Quarter as compared to a net income of $46,309 for the comparative quarter in the prior year. The Company also realized a net income of $37,724 for the six month period ending October 31, 2015 as compared to a net income of $57,131 during the same period in 2014. The decrease in net income is a result of a decrease in sales, primarily HemoTemp II.

Assets/Liabilities

General

Since April 30, 2015, the Company's assets have increased by $32,872 and liabilities have decreased by $4,852. The increase in assets, primarily cash and patents, is due to the overall profitability of the Company and investment in the development of potential products since April 30, 2015.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2015 and April 30, 2014. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company is classified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $11,730 and $22,785 for the six months ended October 31, 2015 and 2014, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 18.94 to 1, has increased compared to 17.32 to 1 at April 30, 2015. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2015, the Company experienced an increase in working capital of $36,118. This is primarily due to the Company’s net income sustained during the six month period ending October 31, 2015.

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

The cash provided by operating activities was $80,965 during the six month period ending October 31, 2015. $10,149 was used for patent expenses and equipment purchases during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the six month period ending October 31, 2015.

As of October 31, 2015, the Company had $1,351,949 of current assets available. Of this amount, $13,850 was prepaid expenses, $131,127 was inventory, $160,379 was net trade receivables and $1,046,593 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the 2nd Quarter. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or used different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are: none.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2015 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2015, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending October 31, 2015, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending October 31, 2015, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending October 31, 2015, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date December 15, 2015	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date December 15, 2015	/s/ Laurence C. Mead
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

Dated: December 15, 2015

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

Dated: December 15, 2015

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2015, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: December 15, 2015

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2015, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead
Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: December 15, 2015