Form 10-Q
period 2016-01-31
BIOSYNERGY INC
filed 2016-03-16
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2016: 14,935,511

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

ASSETS

	January 31, 2016 Unaudited	April 30, 2015 Audited
Current assets
Cash	$1,013,234	$975,777
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 at January 31, 2016 and April 30, 2015	194,782	162,988
Inventories	116,809	155,394
Prepaid expenses	29,280	26,524
Total current assets	1,354,105	1,320,683

Equipment and leasehold improvements
Equipment	198,640	197,517
Leasehold improvements	20,022	20,022
	218,662	217,539
Less accumulated depreciation and amortization	(201,451)	(195,278)
Total equipment and leasehold improvements net	17,211	22,261

Other assets
Patents less accumulated amortization	81,228	87,742
Pending patents	58,919	43,950
Deposits	5,937	5,937
Total other assets	146,084	137,629

	$1,517,400	$1,480,573

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

LIABILITIES AND SHAREHOLDERS EQUITY

	January 31, 2016 Unaudited	April 30, 2015 Audited
Current liabilities
Accounts payable	$13,241	$15,514
Accrued compensation and payroll taxes	10,754	39,827
Other accrued liabilities	2,410	2,924
Accrued vacation	17,330	17,977
State/Federal income taxes payable	1,153	—
Total current liabilities	$44,888	$76,242

Deferred income taxes	$32,110	$32,110

Shareholder's equity

Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at January 31, 2016 and April 30, 2015	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	799,113	730,932
Total shareholders' equity	$1,440,402	$1,372,221

	$1,517,400	$1,480,573

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January
	2016	2015	2016	2015

Net sales	$342,750	$313,884	$988,593	$998,093
Cost of sales	107,884	103,425	316,665	316,611
Gross profit	234,866	210,459	671,928	681,482
Operating expenses
Marketing	54,721	48,967	148,861	145,004
General and administrative	96,200	98,917	311,499	321,878
Research and development	42,679	39,909	116,108	109,637
Total Operating Expenses	193,600	187,793	576,468	576,519

Income from operations	41,266	22,666	95,460	104,963
Other income
Interest income	98	126	307	358
Other income	480	480	1,440	1,440
Total Other Income	578	606	1,747	1,798

Net income before income taxes	41,844	23,272	97,207	106,761

Provision for income taxes	11,387	7,346	29,026	33,704
Net income	$30,457	$15,926	$68,181	$73,057

Net income per common share - basic and diluted	$.002	$.001	$.005	$.005
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS EQUITY

Nine Months Ended January 31, 2016

(Unaudited)

	Common Stock
	Shares	Amount	Other and Related Receivable	Retained Earnings	Total
Balance, May 1, 2015	14,935,511	$660,988	$(19,699)	$730,932	$1,372,221

Net income	—	—	—	68,181	68,181

Balance, January 31, 2016	14,935,511	$660,988	$(19,699)	$799,113	$1,440,402

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31
	2016	2015
Cash flows from operating activities
Net income	$68,181	$73,057
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	12,687	13,504
Abandonment of patent	—	9,862
Changes in assets and liabilities
Accounts receivable	(31,794)	40,524
Inventories	38,585	(9,859)
Prepaid expenses and other	(2,756)	3,769
Accounts payable and accrued expenses	(31,354)	(29,641)
Total adjustments	(14,632)	28,159

Net cash provided by operating activities	53,549	101,216

Cash flow from investing activities
Patents and patents pending	(14,969)	(23,103)
Purchase of equipment	(1,123)	(1,616)

Net cash (used in) investing activities	(16,092)	(24,719)

Increase in cash and cash equivalents	37,457	76,497
Cash beginning period	975,777	864,528
Cash ending period	$1,013,234	$941,025

Supplemental cash flow information
Interest paid	—	—
Income taxes paid	$20,800	$15,228

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2015 Annual Report on Form 10-K. The results of operations for the nine months ended January 31, 2016 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for approximately 89.2% of the sales during the quarter ending January 31, 2016 and 89.5% during the nine month period ending January 31, 2016. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $6,173 and $9,149 for the nine month periods ending January 31, 2016 and 2015, respectively.

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

Patent amortization expense for the nine months ended January 31, 2016 and 2015 was $6,514 and $4,355, respectively. Patents related to products that have been developed by the Company. Patents pending relate to products under development.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the three and nine month periods ending January 31, 2016 and 2015, there were no differences between the Company’s net income and comprehensive income.

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

The provision for income taxes consists of the following components for the nine months ended January 31:

	2016	2015
Current
Federal	$21,492	$23,775
State	7,534	9,929
Provision for Income Taxes	$29,026	$33,704

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Nine Months ended January 31,
	2016	2015
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Adjustment for prior year estimates	—	(4.9)
Effect of graduated federal tax rates and other	(9.1)	(2.5)
Effective Tax Rate	29.9%	31.6%

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

On February 25, 2016, the FASB issued Topic 842, its highly-anticipated leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. At inception, a lessee must classify all leases as either finance or operating. The Company intends to adopt Topic 842 upon extension of the current lease for its facilities in Elk Grove Village or upon entering into a new lease agreement for alternative facilities on or about May 1, 2018. The Company is investigating the effect of adoption of Topic 842 on its results of operations and financial condition. However, it is not anticipated that adoption of Topic 842 will have a material impact on the results of operations or financial condition of the Company.

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

Note 3 – Inventories

Components of inventories are as follows:

	January 31, 2016	April 30, 2015

Raw materials	$95,102	$115,071
Work-in-process	13,438	28,384
Finished goods	8,269	11,939
	$116,809	$155,394

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2016:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Lauane C. Addis, Officer	—	—	—
Jeanne S. Addis, Trustee	—	28.1	—
James F. Schembri, Director	8.6	—	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	10.0	—
Beverly K. Suzuki, Officer	2.7	—	—

As of January 31, 2016, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $15,115 and $27,365 for the nine months ended January 31, 2016 and 2015, respectively.

Note 6 – Lease Commitments

In January 2015, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of January 31, 2016, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:
2016	$21,038
2017	86,675
2018	89,275

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses.

Note 7 – Customer Concentrations

Shipments to one customer amounted to 28.9% of sales during the first nine months of Fiscal 2016 compared to 29.9% during the comparative Fiscal 2015 period. As of January 31, 2016, there were outstanding accounts receivable from this customer of $78,200 compared to $61,643 at January 31, 2015. Shipments to another customer amounted to 36.6% of sales during the first nine months of Fiscal 2016 and 34.51% of sales during the first nine months of Fiscal 2015. As of January 31, 2016, there were outstanding accounts receivable from this customer of $62,350 compared to $51,250 at January 31, 2015.

The Company had export sales of $38,245 during the first nine months of Fiscal 2016, and export sales of $21,355 during the Quarter ending January 31, 2016. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending January 31, 2016 (“3rd Quarter”), the net sales increased 9.2%, or $28,866, and decreased .01%, or $9,500, during the nine month period ending January 31, 2016, as compared to net sales for the comparative periods ending in 2015. The increase in sales for the three month period ending January 31, 2016 is primarily the result of higher HemoTempR II and HemoCool Gel-Pak sales. The decrease in sales for the nine months ending January 31, 2016 is primarily due to a decrease in HemoTempR II and HemoTempR II activator sales. At January 31, 2016 there were $2,772 in back orders and $8,220 at January 31, 2015. The Company filled all back orders by the end of February, 2016.

In addition, during the 3rd Quarter the Company had $578 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party as compared to $606 in the prior year.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter increased overall by 3.09%, or $5,807, as compared to the 3rd quarter in 2015 primarily due to an increase in employee salaries and benefits, insurance premiums, legal fees and costs associated with the Company’s attendance at trade shows. The operating expenses of the Company decreased for the nine month period ending January 31, 2016, as compared to the nine month period ending January 31, 2015 primarily due to a decrease in legal fees and patent write offs (the ThermolyzerTM Patent was written off as of January 31, 2015), offset by increases in employee salaries, benefits and insurance premiums, and costs associated with trade shows.

Cost of Sales

The cost of sales during the 3rd Quarter increased by $4,459, and increased by $54 during the nine month period ending January 31, 2016 as compared to these expenses during the same periods ending in 2015. The increase during the 3rd Quarter was primarily due to increased employee benefits and raw material costs. As a percentage of sales, the cost of sales were 31.48% during the 3rd Quarter, 32.95% for the comparative quarter ending in 2015, and 32.03% during the nine month period ending January 31, 2016 compared to 31.72% in 2015. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $2,770, or 6.94%, during the 3rd Quarter as compared to the same quarter in 2015. These costs increased by $6,471, or 5.9%, during the nine month period ending January 31, 2016 as compared to the same period in 2015. The overall cost in research and development expense increased due to employee costs, lab supplies and prototype coolers for UL testing. The Company is continuing its investigation and development of certain products intended to improve and expand its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete the development of such products.

Marketing Expenses

Marketing expenses for the 3rd Quarter increased by $5,754, or 11.75%, as compared to the quarter ending January 31, 2015. These costs increased by $3,857, or 2.66%, during the nine month period ending January 31, 2016 as compared to the same period in 2015. The increase is primarily due to higher employee costs and the Company’s attendance at trade shows.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter decreased by $2,717, or 2.75%, as compared to the 3rd quarter ending January 31, 2015, primarily due to the write off of the ThermolyzerTM patent as of January 31, 2015, offset by an increase in employee salaries and benefits, insurance premiums and legal expenses. General and administrative costs have decreased overall by $10,379, or 3.22%, during the nine month period ending January 31, 2016, as compared to the same periods in 2015, primarily due to the write off of the ThermolyzerTM patent in January 31, 2015 offset by an increase in employee salaries and benefits, and insurance premiums.

Net Income

The Company realized a net income of $30,457 during the 3rd Quarter as compared to a net income of $15,926 for the comparative quarter in the prior year primarily due to higher sales during the 3rd Quarter. The Company also realized a net income of $68,181 for the nine month period ending January 31, 2016 as compared to a net income of $73,057 during the same period in 2015. This decrease in net income is due to an overall decrease in net sales as described above.

Assets/Liabilities

General

Since April 30, 2015, the Company's assets have increased by $36,827 and liabilities have decreased by $31,354. The increase in assets, primarily cash, is a result of the Company’s continued profitability and cash generated from operations.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2016 and April 30, 2015. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 30.17 to 1, has increased compared to 17.32 to 1 at April 30, 2015. This increase in ratio of current assets to current liabilities is a result of increased cash and reduction in accruals. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the nine month period ending January 31, 2016, the Company experienced an increase in working capital of $64,776. This is primarily due to the Company’s increase in cash and a decrease in accrued expenses.

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

Cash provided by operating activities was $53,549 during the nine month period ending January 31, 2016. An aggregate of $16,092 was used for equipment purchases and patent application expenditures during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month periods ending January 31, 2016 or 2015.

As of January 31, 2016, the Company had $1,354,105 of current assets available. Of this amount, $29,280 was prepaid expenses, $116,809 was inventory, $194,782 was net trade receivables and $1,013,234 was cash. The Company’s available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term capital needs of the Company.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2016 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2016, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a) As of the end of the Company’s Fiscal Quarter ending January 31, 2016, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b) As of the end of the Company’s Fiscal Quarter ending January 31, 2016, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b) During the Fiscal Quarter ending January 31, 2016, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

(101)	The following materials for Biosynergy’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes(ii).

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

Biosynergy, Inc.

Date: March 16, 2016	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date: March 16, 2016	/s/ Laurence C. Mead
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

Dated: March 16, 2016

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

Dated: March 16, 2016

/s/ Laurence C. Mead
Laurence C. Mead Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2016, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki Chairman of the Board, Chief Executive Officer and President

Dated: March 16, 2016

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2016, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead Vice President/Manufacturing and Development, Chief Financial Officer and Chief Accounting Officer

Dated: March 16, 2016