Form 10-K
period 2016-04-30
BIOSYNERGY INC
filed 2016-07-28
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 4/30/16

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2016 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on July 15, 2016 was 14,935,511.

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

The Company did not enter into any agreements materially affecting its operations during Fiscal 2016. The Company experienced a decrease in sales of $22,816 or 1.7% in Fiscal 2016. Sales in Fiscal 2016 were $1,337,952. The Company realized an after income tax profit of $106,274 for Fiscal 2016 compared to an after income tax profit of $113,589 for Fiscal 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company continued its development and review of the proposed products described in “Thermographic and Thermometric Devices and Accessories” below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2016. Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company’s revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2016 and 2015. For a description of these products, see “Narrative Description of Business.”

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

Thermographic and Thermometric Devices and Other Products. During the fiscal year ending April 30, 2016 the Company manufactured and marketed various medical, laboratory, and consumer thermometric, thermographic, and temperature control devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

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

6. LabTempR 20 and LabTempR 40 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTempR 20 STI indicates temperatures between 0-21o C. and LabTempR 40 STI monitors temperatures between 19-21 and 24-41o C. These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

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

The Company has forty years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company’s net sales in Fiscal 2016. During Fiscal 2016, Fisher Scientific Company (“Fisher”) accounted for 28.3% of the Company's sales. Cardinal Health, Inc. (“Cardinal”) accounted for 37.5% of Company sales during Fiscal 2016 (See “Material Risk Factors”, below). Management believes distributors will continue to be an important part of the Company’s sales and distribution system in the future.

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

During Fiscal 2017, the Company anticipates employees will work part-time in marketing and one employee will devote substantially all of her time to marketing and selling the Company’s products. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company also directly markets and sells to its industrial customers.

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

The Company was also granted a design patent, “Fold-Over Cooling Pack”, Patent Number US D670816, relating to the Company’s HemoCoolTM Gel-Pak, on November 13, 2012. This patent will expire on November 13, 2026. In addition, the Company holds several Foreign Design Patents for the “Fold-Over Cooling Pack”, including Europe, Patent Number 002038745-0001, issued August 7, 2012, expiring on May 8, 2037; Canada, Patent Number 145628, issued March 21, 2013, expiring March 21, 2023; Turkey, Patent Number 201203234, issued May 7, 2012, expiring May 7, 2037; and India, Patent Number 245076, issued February 2, 2016, expiring November 8, 2026.

The Company was granted a design patent, “Roll-Up-Gel-Pack for Test Tubes,” Patent Number US D712,559 relating to the Company’s HemoCoolTM Rollup Gel Pak for test tubes, on September 2, 2014. This patent will expire on September 2, 2028. The Company was also granted another design patent, “Roll-Up-Gel-Pack for Test Tubes,” Patent Number US D726,928 relating to the Company’s HemoCoolTM Rollup Gel Pak for test tubes on April 14, 2015. This patent will expire on April 14, 2029. The Company holds several foreign design patents for the “Roll-Up-Gel-Pack for Test Tubes,” including Europe, Patent Number 002295105-0001, issued November 18, 2013, expiring August 22, 2038; Europe, Patent Number 002295105-0002, issued November 18, 2013, expiring August 22, 2038; India, Patent Number 252643, issued February 5, 2014, expiring March 5, 2028; Turkey, Patent Number 2013/02413, issued March 26, 2013, expiring March 26, 2038; Canada, Patent Number 150496, issued February 8, 2016, expiring February 8, 2026; and Canada, Patent Number 156195, issued February 8, 2016, expiring February 8, 2026.

The Company also has a Design Patent Pending, “Gel Pack for Test Tubes,” related to a design for a gel-pack which holds test tubes, HemoCoolTM Gel-Pak for test tubes. The Design Patent Application Number 29/447,625 was filed on March 5, 2013 and was initially rejected. Notice of Appeal was filed on September 18, 2015. An appeal brief was filed on December 18, 2015. Design Patents for the “Gel Pak for Test Tubes,” have been issued in Europe, Patent Number 002295212-0001 on November 28, 2013, expiring on August 22, 2038, and Patent Number 002295212-0002 on November 28, 2013, expiring on August 22, 2038; India, Patent Number 252644 issued on January 23, 2014, expiring on March 5, 2028; Turkey, Patent Number 2013/02394 issued on March 25, 2013, expiring on March 25, 2038; Canada, Patent Number 150495, issued on February 8, 2016, expiring on February 8, 2026; and Canada, Patent Number 156173, issued on February 8, 2016, expiring on February 8, 2026.

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

As of April 30, 2016, the Company had $1,418,618 of current assets available. Of this amount, $25,958 represented prepaid expenses, $108,960 was inventory, $192,051 was net trade receivables, and $1,091,649 represented cash.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2017 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales materially decrease, the receivables of the Company are materially impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. The Company’s two largest customers are its primary product distributors, Fisher and Cardinal. Fisher was directly responsible for 28.3% of the Company's net sales during the fiscal year ending April 30, 2016. Cardinal accounted for 37.5% of the Company’s net sales during the fiscal year ending April 30, 2016. At April 30, 2016, Fisher owed the Company $73,031 and Cardinal owed $60,497. No other customers accounted for 10% or more of the Company’s net sales during Fiscal 2016. Management believes the loss of either of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs. The Company had no backorders at April 30, 2016 or 2015.

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

Research and Development. During Fiscal 2016 and 2015, the Company spent $157,444 and $149,218, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Information About Foreign and Domestic Operations and Export Sales. The Company made export sales to customers located outside of the United States totaling $49,240 during the last fiscal year and $140,300 during the fiscal year ending in 2015. Export sales were made to customers located in Canada, Puerto Rico, Philippines, Turkey, Italy, Germany, Saudi Arabia, and Kingdom of Bahrain. The most significant portion of the overall increase in export sales made during the 2015 fiscal year resulted from an increase in sales made to a distributor located in Saudi Arabia. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

The Company is highly dependent on the principal members of its management and scientific staff, in particular Fred K. Suzuki, Jr., the Company’s President, Chief Executive Officer, Chairman of the Board of Directors, Director of Research and Product Development, and Director of Marketing. Mr. Suzuki is primarily responsible for developing products and manufacturing the liquid crystals for use in the Company’s primary line of products. Mr. Suzuki is 86 years old. The loss of Mr. Suzuki may impede the achievement of the Company’s business objectives or have an adverse effect on the Company’s financial condition or results of operations. The Company may not be able to attract and retain skilled and experienced personnel on acceptable terms in the future to replace Mr. Suzuki. Further the Company may not be able to attract and retain skilled and experienced marketing, scientific and sales personnel on acceptable terms in the future because numerous other high technology companies compete for the services of these qualified individuals. The Company currently does not maintain key man life insurance on any of its employees, nor has the Company implemented a formal succession plan.

Certain familial groups, in the aggregate, beneficially own a large percentage of the Company’s common stock and as a result can exert significant influence over the Company.

As of April 30, 2016, Mr. Suzuki owned 30% of the outstanding stock of F.K. Suzuki International, Inc. (“FKSI”), and also served on FKSI’s board of directors, together with Laurence Mead, the Chief Operating Officer of the Company, Lauane Addis, Mr. Suzuki’s son-in-law and counsel and Secretary for the Company, and Ira Goldstein, an unrelated unaffiliated third party. FKSI in turn owns approximately 30.02% of the outstanding stock of the Company. As a result of (i) Mr. Suzuki’s ownership and position as director of FKSI, (ii) shared directorial control over FKSI with Messrs. Mead and Addis with respect to the shares of stock in the Company owned by FKSI, (iii) other shares of stock in the Company owned by Mr. Suzuki directly, and (iv) stock owned by Mr. Suzuki and his spouse as joint tenants, Mr. Suzuki is deemed to “beneficially” own an aggregate of 5,513,470 shares, or approximately 36.9%, of the Company’s outstanding common stock. In addition, Mr. Suzuki’s daughter, Jeanne S. Addis, is the Trustee of the Addis Family Trust dated September 1, 2009, which owns approximately 28.1% of the outstanding FKSI stock. Accordingly, Mr. Suzuki, together with other members of his immediate family as a group, may be able to substantially influence all matters requiring approval by the Company’s shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of this group could conflict with the interests of the Company’s other shareholders. Mr. Suzuki, acting in concert with other members of his immediate family, may also delay or prevent a change in control of the Company even if such a transaction would be beneficial to the Company’s other shareholders.

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

The Company’s key distributors, Fisher and Cardinal, accounted for 28.3% and 37.5% of the Company’s sales, respectively, during Fiscal 2016. The Company’s failure to retain one or both of such distributors may have an adverse effect on the sales of the Company, which may in turn have an adverse effect on the Company’s results of operations, financial condition and cash flows if such sales cannot be replaced by another distributor of the Company.

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

During Fiscal 2016, and for several prior fiscal periods, two products, HemoTempR Core Correlated BMD and HemoTempR II Core Correlated BMD accounted for a substantial percentage of the Company’s sales. In the aggregate, these two products accounted for $1,236,260 in sales (or approximately 92.4% of all Company sales). The Company’s failure to maintain sales levels with respect to one or both of these products will have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Holders. As of April 30, 2016, there were approximately 410 shareholders of record of the Company's common stock.

Dividends. The Company does not have a dividend policy and does not expect to pay dividends in fiscal 2017.

Common Stock for Issuance Under Equity Compensation Plans. As of April 30, 2016, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.

Item 6. Selected Financial Data.

The registrant is not required to furnish any information in this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales for the fiscal year ending April 30, 2016 decreased by $22,816, or 1.7%, in comparison to the previous fiscal year. The decrease in sales during Fiscal 2016 was primarily due to a decrease of $14,145, or 1.16%, in sales of its HemoTempRII Indicators and a decrease of $17,930 or 150.0% in sales of its HemoTempR II Activators. The Company had increased sales in TempTrendR, HemoCoolTM Gel-Pak, LabTempR20 and LabTempR40, and had decreased sales in HemoTempR, TempTrendR II and StafreezR indicators. Also, the decrease in net sales for fiscal year ending April 30, 2016 was due to a decrease of $91,060, or 284.95%, in export sales mainly of HemoTempR II and HemoTempR II Activators.

Below is a schedule which represents the sales for each product for the fiscal years ending April 30, 2016 and 2015.

	Fiscal Year Ending April 30
Medical and Laboratory Products	2016 Sales of Products	2015 Sales of Products
HemoTempRII BMD	$1,201,795	$1,215,940
TempTrendRTI	44,920	39,425
HemoTempRII Activator	35,820	53,750
HemoTempRBMD	34,465	40,965
HemoCoolTM Gel-Pak	9,792	4,008
LabTempR40 ST	5,600	2,370
LabTempR20 ST	3,630	2,370
StaFreezR FTI	895	1,050
TempTrendRII TTD	885	890
Miscellaneous	150	0
	$1,337,952	$1,360,768

Export Sales. The Company made export sales to customers located outside of the United States totaling $49,240 during the last fiscal year and $140,300 during the fiscal year ending in 2015. The most significant portion of the export sales made during the 2015 fiscal year resulted from sales made to a distributor located in Saudi Arabia, which accounted for approximately 55% of the last fiscal year’s total export sales.

Other Revenues. Interest income for Fiscal 2016 was $411 and $457 for Fiscal 2015. During Fiscal 2016, the Company maintained a money market account which received an interest rate between .05% and .25% APY. The Company also realized $1,920 in miscellaneous income from subleasing a portion of the Company’s storage space in Fiscal 2016 and 2015.

Costs and Expenses. Overall operating costs and expenses for the fiscal year ending April 30, 2016 increased by $1,576 compared to the fiscal year ending in 2015. The operating costs and expenses for Fiscal 2016 were substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 31% for the fiscal year ending April 30, 2016 and 31.48% for the fiscal year ending April 30, 2015. This overall decrease in cost of sales as a percentage of net sales in Fiscal 2016 is primarily due to a decrease in part-time labor and the two year moratorium on Medical Device Excise Tax beginning January, 2016. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 2016 by $8,226 or 5.5%, as compared to the fiscal year ending in 2015. The overall increase compared to Fiscal 2015 is due to increases in employee expenses and prototype expenses. The Company is investigating the feasibility of several products intended to expand and improve the Company’s current product line as described in “Products Under Development”. These development expenses have remained substantially constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business – Products Under Development."

Marketing Expenses. The Company's marketing expenses were $199,183 in Fiscal 2016 as compared to $198,884 for the fiscal year ending in 2015. The increase for Fiscal 2016 was primarily due to an increase in insurance expenses. The Company will increase its marketing activities which management believes is necessary to continue the Company's growth.

General and Administrative Expenses. The Company’s general and administrative costs decreased by $6,949 as compared to the 2015 fiscal year. In Fiscal 2015, one patent was abandoned, “Liquid Conductive Cooling/Heating Device and Method of Use”, Patent Number US 7,276,046, relating to the Company’s Thermolyzer that was granted on October 2, 2007. A total of $9,862 in net capitalized patent expenses were written off as a result. The Company also had lower costs on many of its daily operations offset by higher employee expenses. Except for unforeseen extraordinary items, such as the write-off of patents experienced in Fiscal 2015, increases to employee compensation associated with the Company’s 401(k) plan and formal bonus plan, and normal increases in employee compensation, it is unlikely general and administrative expenses will materially change during Fiscal 2017.

Income Tax Expense (Benefit). Income tax expense was $41,215 or 27.94% of income before taxes for Fiscal 2016 and $44,772, or 28.27% of income before taxes, for Fiscal 2015.

Net Income/Loss. The Company experienced a net after-tax profit of $106,274 for Fiscal 2016 as compared to a net after-tax profit of $113,589 for Fiscal 2015. In addition to the Company’s net sales decreasing in Fiscal 2016, the Company experienced a decrease in profitability of the Company due to a decrease in sales. See discussion of various expenses above.

Assets. Since April 30, 2015, the Company's current assets have increased by $97,935. This increase is primarily due to increased cash resulting from the Company’s profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also “Related Party Transactions” below.

Liabilities. The Company's current liabilities have decreased by $7,061 since April 30, 2015. This decrease is primarily due to ordinary fluctuations in operations. The decrease does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 20.51 to 1, has increased from 17.32 to 1 at April 30, 2015. The increase in ratio of current assets to current liabilities is a result of the profit realized by the Company in Fiscal 2016. In order to maintain the Company’s asset/liability ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources. During the fiscal year ending April 30, 2016, the Company had an increase in net working capital of $104,996. The increase in net working capital is primarily due to the Company’s realizing and retaining a profit in Fiscal 2016.

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

Cash provided by operating activities was $133,833 during Fiscal 2016. Cash provided by operating activities was $147,004 during Fiscal 2015. During Fiscal 2016, $1,123 was used for equipment purchases, $16,838 was allocated to new patents and patents pending. Except for operating capital, limited equipment purchases, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2016, the Company had $1,418,618 of current assets available. Of this amount, $25,958 was prepaid expenses, $108,960 was inventory, $192,051was net trade receivables, and $1,091,649 was cash. The Company’s cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Related Party Transactions. The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2016 and 2015 in connection with past shared common expenses. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2016 the Company paid $17,984, and $29,165 in Fiscal 2015 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Off-Balance Sheet Arrangements. As of April 30, 2016, the Company was not involved in any off-balance sheet arrangements, as defined in Item 303(1)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2016. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company retained the services of Sassetti, LLC to audit the Company’s annual financial statements as of April 30, 2016 and 2015, and to review the Company’s quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company’s accountants regarding accounting matters or financial disclosure.

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

(3) Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2016 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.

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

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company are:

Name	Age	Positions with Company	Served in Office Since
Fred K. Suzuki	86	President, Chief Executive Officer, Director of Research and Product Development, Chairman of the Board of Directors, and Director of Marketing	February, 1976 (1)
Laurence Mead	54	Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Vice President-Regulatory Affairs, Treasurer, and Director	April, 1994
Mary K. Friske	56	Vice President - Administration	September, 1993(2)
Jennifer A. Rieck	33	Vice President - Customer Service	June, 2016(3)
Lauane C. Addis	60	Corporate Counsel Secretary and Director	February, 1984 December, 1985 February, 1984
James F. Schembri	81	Director	November, 1990

------------------------------

(1) Mr. Suzuki did not serve as President from August 1982 through February 1983. Prior to October, 1984, Mr. Suzuki served as Treasurer of the Company, and was once again appointed Treasurer on June 30, 1991 until April, 2009.

(2) Mr. Mead was appointed Vice President of Regulatory Affairs in June, 2016.

(3) Mrs. Rieck served as Vice President – Regulatory Affairs and New Business Development from June, 2012 through June, 2016, and as Director of Marketing from June, 2014 through June, 2016.

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

Business Experience. Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

FRED K. SUZUKI, Jr., Chairman of the Board, President, Chief Executive Officer, Director of Research and Development and Director of Marketing. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 until June, 2009. Mr. Suzuki has also served as Director of Marketing and Sales and Director of Research and Development. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki International, Inc. ("FKSI"), and President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). Mr. Suzuki also served as President and Chairman of the Board of Directors of Stevia Company, Inc. (“Stevia”) until its dissolution on April 16, 1999. FKSI is a holding company of Medlab and the Company, and was a holder of a majority of the common stock of Stevia until its dissolution. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia was a development company in the business of developing, manufacturing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products. Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company. Mr. Suzuki has developed several patents in the area of Diterpene glycosides chemistry derived from the Stevia rebaudiana plant. Mr. Suzuki also holds patents in the area of liquid crystal chemistry. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

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

LAURENCE MEAD, Chief Operating Officer, Chief Financial Officer, Vice President – Manufacturing and Development, Chief Accounting Officer, Vice President – Regulatory Affairs, Treasurer and Director. Mr. Mead joined the production department of the Company in 1980, and served as the Company's Production Manager from 1984 until April, 1994. In April, 1994, Mr. Mead was appointed Vice President - Manufacturing. In September, 2002, Mr. Mead was appointed Chief Accounting Officer. In June, 2004, Mr. Mead was appointed Chief Operating Officer and Vice President of Product Development and served as Vice President of Product Development until June, 2014. Mr. Mead was appointed to the Company’s Board of Directors in June, 2006. In June, 2009, Mr. Mead was appointed Chief Financial Officer and Treasurer. Mr. Mead has also served as the Manager of Financial and Product Development for the Company and currently serves as its Vice President – Regulatory Affairs. Mr. Mead has developed several patents which include a liquid-conductive cooling/heating device and a fold-over cooling gel pack. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

JENNIFER A. RIECK, Vice President – Customer Service. Mrs. Rieck joined the company in March, 2011. She initially served the Company as Assistant to the President relating to new business development. Her course work in biology, chemistry, physics and math allows her to comprehend and contribute in the development of new products. In November, 2012, Mrs. Rieck was appointed Vice President – Regulatory Affairs and New Business Development. In June, 2014, Mrs. Rieck was appointed Director of Marketing. In June, 2016, Mrs. Rieck was reassigned to the position of Vice President – Customer Service. She works closely with customers who need technical support and with patent attorneys. She has also taken on the role of liaison between the Company and agencies such as the FDA, AABB and CAP. Prior to joining the Company, Mrs. Rieck taught English in South Korea from 2004 to 2005. From 2005 to 2009 she worked as a law clerk, facilities manager and office manager of Stahl Cowen Crowley Addis LLC. From 2010 to 2011 she worked as a recruiting specialist at Career Education Corporation. Mrs. Rieck received her Bachelor of Arts degree in May, 2004 from the University of Colorado, Boulder where she majored in International Affairs. She received her Master of Business Administration degree in November, 2012 from DePaul University where she focused her studies on Human Resources.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Company did not receive any reports during Fiscal 2015 required to be filed by a director, officer or beneficial owner of more than 10% of the Company’s common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company’s common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2016.

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

Code of Ethics. The Company has adopted a Code of Ethics which applies to all officers of the Company. The Company’s Code of Ethics was amended effective June 28, 2016 to require all officers and employees to comply with the Company’s Unauthorized Disclosure Policy and Electronic Communications and Computer Policy. A copy of the Company’s Amended and Restated Code of Ethics is filed with this Report and is also available on the Company’s website www.biosynergyinc.com.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2016 and 2015 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

Summary Compensation Table:

Name and Principal Position	Year $	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation (1) $	Nonqualified deferred compensation earnings $	All Other Compensation (2) $	Total $
Fred K. Suzuki, President, Chairman of the Board, Chief Executive Officer, Director of Research and Development, and Director of Marketing	2016	$155,698	$8,688	—	—	$7,785	—	$17,500	$189,671
	2015	$150,858	$6,600	—	—	$7,774	—	$22,730	$187,962

Laurence C. Mead, Chief Operating Officer, Chief Financial Officer, Vice President/Manufacturing and Development Chief Accounting Officer, Treasurer and Vice President – Regulatory Affairs, Director	2016	$142,279	$8,688	—	—	$7,114	—	$16,250	$174,331
	2015	$135,459	$6,600	—	—	$6,981	—	$18,070	$167,110

___________________________

(1) Amounts represent Company’s match portion of 401(k) contribution.

(2) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $15,000 and $20,230 in lieu of accrued vacation for Fiscal 2016 and 2015, respectively. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2016 and 2015. Mr. Mead also received $13,750 and $15,570 in lieu of accrued vacation for Fiscal 2016 and 2015, respectively.

Stock Options.

The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2016, and no such stock options were outstanding as of April 30, 2016.

Directors Compensation

The directors’ compensation is determined by the Company’s Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2016.

Directors Compensation Table

Director Name	Fees Earned or Paid in Cash ($)	Total ($)
Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer, Director of Research and Development and Director of Marketing (1)	$2,500	$2,500
James F. Schembri, Director	$2,500	$2,500
Lauane C. Addis, Director and Secretary	$2,500	$2,500
Laurence C. Mead, Director, Chief Operating Officer, Chief Financial Officer, Vice-President-Manufacturing and Development, Chief Acunting Officer, Treasurer, and Vice President – Regulatory Affairs(1)	$2,500	$2,500

___________________

(1)	Does not include compensation received as an officer of the Company. See also “Summary Compensation Table” above for more information.

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

Performance of the Compensation Committee. The Compensation Committee of the Company’s Board of Directors has reviewed its performance during the fiscal year ending April 30, 2016 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter.

Executive Officer Bonus Program. The Compensation Committee adopted a bonus program for executive officers of the Company based on Company profitability. During the fiscal year ended April 30, 2016, $17,784 was accrued for this program. The distribution of the bonus payouts under the bonus program is determined with consultation from the Company’s CEO. Effective for the fiscal year ending April 30, 2017, this bonus program has been terminated by the Compensation Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following table sets forth information as of April 30, 2016, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At April 30, 2016, F.K. Suzuki International, Inc. (“FKSI”) owed $19,699 to the Company in connection with past shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI’s capital in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2016, the Company paid $17,984 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

The discussion in Item 10 of this report regarding director independence is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Sassetti LLC served as independent auditors for the fiscal years ended April 30, 2016 and 2015, and it has acted as auditors for the Company since August 29, 2009.

Audit Fees. Fees billed by Sassetti LLC totaled $37,700 for year ended April 30, 2016. This amount includes fees for the annual audit for the fiscal year ending April 30, 2015 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2016. Fees billed by Sassetti, LLC totaled $37,210 for year ended April 30, 2015. This amount includes fees for annual audit for fiscal year ending April 30, 2014 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2015.

Audit-Related Fees. Sassetti LLC did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal year ending April 30, 2016 and 2015, Sassetti LLC billed the Company $3,950 each year for professional fees related to tax services rendered to the Company.

All Other Fees. Sassetti LLC did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company’s Audit Committee is required to approve all non-audit services to be performed by the Company’s auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company’s fiscal year ending April 30, 2016 and April 30, 2015 was compatible with maintaining the independence of the Company’s auditors. The Audit Committee has made a determination that the independence of Sassetti LLC will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2016 and April 30, 2015, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

Balance sheets for April 30, 2016 and 2015.

Statements of Income for the fiscal years ending April 30, 2016 and 2015.

Statements of Shareholders' Equity for the fiscal ending years April 30, 2016 and 2015.

Statements of Cash Flows for fiscal years ending April 30, 2016 and 2015.

Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

No financial schedules for the fiscal years ending April 30, 2016 and 2015 are submitted.

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

(a) Amended and Restated Code of Ethics of Biosynergy, Inc., adopted as of June 28, 2016.

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

REGISTRANT: BIOSYNERGY, INC.

/s/ Fred K. Suzuki	July 28, 2016
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki	July 28, 2016
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

/s/ Lauane C. Addis	July 28, 2016
Lauane C. Addis, Secretary and Director	Date

Biosynergy, Inc.

Financial Statements for the

Years Ended April 30, 2016 and 2015

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

Certified Public Accountants

The Board of Directors

Biosynergy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2016 and 2015 and the related statements of income, stockholders' equity, and cash flows for the years then ended.  Biosynergy’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sassetti LLC

July 28, 2016

Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

1

Biosynergy, Inc.

Balance Sheets

April 30, 2016 and 2015

EXHIBIT A

Assets

	April 30, 2016	April 30, 2015

Current assets
Cash	$1,091,649	$975,777
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 in both 2016 and 2015)	192,051	162,988
Inventories	108,960	155,394
Prepaid expenses	25,958	26,524
Total Current Assets	1,418,618	1,320,683

Equipment and leasehold improvements
Equipment	198,640	197,517
Leasehold improvements	20,022	20,022
	218,662	217,539
Less accumulated depreciation and amortization	203,276	195,278
Total equipment and leasehold improvements net	15,386	22,261

Other Assets
Patents less accumulated amortization	79,057	87,742
Pending patents	60,788	43,950
Deposits	5,937	5,937
Total other assets	145,782	137,629

	$1,579,786	$1,480,573

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Balance Sheets

April 30, 2016 and 2015

EXHIBIT A

Liabilities and Stockholders’ Equity

	April 30, 2016	April 30, 2015

Current liabilities
Accounts payable	$4,595	$15,514
Accrued compensation and payroll taxes	39,206	39,827
Other accrued liabilities	3,545	2,924
Accrued vacation	21,835	17,977
Total current liabilities	69,181	76,242

Deferred income taxes	32,110	32,110

Stockholders’ equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares as of April 30, 2016 and 2015	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	837,206	730,932
Total stockholders' equity	1,478,495	1,372,221

	$1,579,786	$1,480,573

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

Years Ended April 30, 2016 and 2015

EXHIBIT B

	April 30
	2016	2015

Net sales	$1,337,952	$1,360,768
Cost of sales	414,794	428,360
Gross profit	923,158	932,408
Operating expenses
Marketing	199,183	198,884
General and administrative	421,373	428,322
Research and development	157,444	149,218
Total operating expenses	778,000	776,424

Income from operations	145,158	155,984
Other income
Interest income	411	457
Other income	1,920	1,920
Total other income	2,331	2,377

Net income before income taxes	147,489	158,361

Provision for income taxes	41,215	44,772
Net income	$106,274	$113,589

Net income per common share - basic and diluted	$0.007	$0.008
Weighted-average shares of common stock outstanding - basic and diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Stockholders’ Equity

Years Ended April 30, 2016 and 2015

EXHIBIT C

	Common Stock
	Shares	Amount	Other and Related Receivable	Retained Earnings	Total

Balance April 30, 2014	14935511	$660,988	$(19,699)	$617,343	$1,258,632
Net Income	—	$—	$—	$113,589	$113,589
Balance April 30, 2015	14935511	$660,988	$(19,699)	$730,932	$1,372,221
Net Income	—	$—	$—	$106,274	$106,274
Balance April 30, 2016	14935511	$660,988	$(19,699)	$837,206	$1,478,495

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Cash Flows

Years Ended April 30, 2016 and 2015

EXHIBIT D

	Years Ended April 30
	2016	2015
Cash flows from operating activities
Net income	$106,274	$113,589
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	16,683	18,517
Deferred income taxes	—	8,288
Abandonment of patent and patents pending	—	9,862
Changes in assets and liabilities
Accounts receivable	(29,063)	27,761
Inventories, prepaid expenses and other	47,000	(30,346)
Accounts payable and accrued expenses	(7,061)	(667)
Total adjustments	27,559	33,415

Net cash provided by operating activities	133,833	147,004

Cash flow from investing activities
Purchase of equipment	(1,123)	(1,616)
Patents and patents pending	(16,838)	(34,139)

Net cash used in investing activities	(17,961)	(35,755)

Increase in cash	115,872	111,249
Cash beginning of year	975,777	864,528
Cash end of year	$1,091,649	$975,777

Supplemental disclosure of cash flow information
Income taxes paid	$37,800	$32,974
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for about 90% of sales for the years ended April 30, 2016 and 2015. The products are sold to hospitals, clinical end users, laboratories and product dealers primarily located throughout the United States.

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

Inventories

Inventories are valued using the FIFO (first-in, first-out) method at the lower of cost or market.

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filing, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. Management does not believe that there are any uncertain tax positions as of April 30, 2016.

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent using the straight-line method.

Patents relate to products that have been developed and are being marketed by the Company. Patents pending relate to products under development. The Company wrote-off $9,862 for the year ended April 30, 2015 for abandoned patents.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the years ended April 30, 2016 and 2015 as there are no common stock equivalents.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2016 and 2015, approximates their carrying value.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Certification (ASC). There have been a number of ASUs to date that amend the original text of ASCs. Except for the ASUs listed below, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

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

Note 3 - Inventories

Inventories consist of the following:

	2016	2015

Raw Materials	$83,231	$115,071
Work-in-process	16,303	28,384
Finished goods	9,426	11,939

	$108,960	$155,394

Note 4 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2016 and 2015 are as follows:

	2016	2015
Total deferred tax liabilities
Patents	$38,330	$34,875
Prepaid and other	$7,012	6,428
	45,342	41,303

Total deferred tax assets
Accrued vacation pay	(7,084)	(5,772)
Equipment and leaseholds	(4,488)	(1,805)
Other	(1,660)	(1,616)
	(13,232)	(9,193)

Net deferred income tax liabilities	$32,110	$32,110

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

Note 4 - Income Taxes (Continued)

The provision for income taxes consists of the following components:

	2016	2015
Current
Federal	$30,695	$25,836
State	10,520	10,648
	41,215	36,484

Deferred	—	8,288
	$41,215	$44,772

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended April 30,
	2016	2015

U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of federal tax benefit	6.0	6.0
Effect of graduated federal tax rates and other	(12.06)	(11.7)

Effective tax rate	27.94%	28.3%

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2016:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0%	- %	100%
Fred K. Suzuki, Officer	4.1	30.0	-
Jeanne S. Addis, as Trustee	-	28.1	-
James F. Schembri, Director	8.6	-	-
Mary K. Friske, Officer	0.3	0.7	-
Laurence C. Mead, Officer	0.4	10.0	-
Beverly R. Suzuki, Officer	2.7	-	-
Lauane C. Addis, Officer	-	-	-

Note 5 - Related Party Transactions (Continued)

As of April 30, 2016 and 2015, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance of $19,699 was reclassified as a contra equity account.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were $17,984 and $29,165 for the years ended April 30, 2016 and 2015, respectively.

Note 6 - Lease Commitments

In January 2015, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of April 30, 2016, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:

2017	$86,675
2018	89,275

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses. Rent expense was $86,700 for fiscal year ended April 30, 2016 and $70,200 for fiscal year ended April 30, 2015.

Note 7 – Customer Concentrations

Shipments to one customer amounted to approximately 28.3% and 29.6% of sales in fiscal years 2016 and 2015, respectively. As of April 30, 2016 and 2015, there were outstanding accounts receivable from this customer of approximately $73,031 and $76,475, respectively.

Shipments to another customer accounted for 37.5% and 33.2% of sales in fiscal years 2016 and 2015, respectively. As of April 30, 2016 and 2015, there were outstanding accounts receivable from this customer of approximately $60,497 and $43,415, respectively.

Note 7 – Customer Concentrations (continued)

The Company had export sales of $49,240 during the last fiscal year, and export sales of $140,300 during the fiscal year ending in 2015. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Note 8 – Employee Benefit Plan

The Company sponsors a 401(k) plan for all full-time employees. Under the plan, a participant may elect to defer compensation (up to allowable limits). The Company's discretionary contributions for the years ended April 30, 2016 and 2015 were $25,818 and $25,785, respectively.

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

Dated: July 28, 2016

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

Dated: July 28, 2016

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2016, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2016, and for the period then ended.

Biosynergy, Inc.

Dated: July 28, 2016

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2016, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2016, and for the period then ended.

Biosynergy, Inc.

Dated: July 28, 2016

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer