Form 10-K/A
period 2016-04-30
BIOSYNERGY INC
filed 2016-08-17
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note: The registrant is amending the annual report on Form 10K for the fiscal year end April 30, 2016, originally filed with the Securities and Exchange Commission on July 28, 2016 (the “Form 10K”). The purpose of the amendment to the Form 10K is to include Exhibit 14(a), which was inadvertently omitted from the Form 10K, and to amend Item 9A Controls and Procedures.

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

Item 9A. Controls and Procedures.

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective due to the failure to include exhibit 14(a) with the Form 10K as originally filed. Exhibit 14(a) is attached to this amended annual report on Form 10K. The Company has adopted a checklist to be used by the Company’s officers and corporate counsel to track compliance with the requirements related to the filing of reports with the Securities and Exchange Commission. This checklist will be reviewed immediately before filing any report with the Securities and Exchange Commission to make sure all requirements have been met, including attachment of exhibits.

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

(3) Prior to the date of filing this Form 10-K/A, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2016 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.

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

Summary Compensation Table:

Name and Principal Position	Year $	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation (1) $	Nonqualified deferred compensation earnings $	All Other Compensation (2) $	Total $
Fred K. Suzuki, President, Chairman of the Board, Chief Executive Officer, Director of Research and Development, and Director of Marketing	2016	$155,698	$8,688	--	--	$7,785	--	$17,500	$189,671
	2015	$150,858	$6,600	--	--	$7,774	--	$22,730	$187,962

Laurence C. Mead, Chief Operating Officer, Chief Financial Officer, Vice President/Manufacturing and Development Chief Accounting Officer, Treasurer and Vice President – Regulatory Affairs, Director	2016	$142,279	$8,688	--	--	$7,114	--	$16,250	$174,331
	2015	$135,459	$6,600	--	--	$6,981	--	$18,070	$167,110

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

Directors Compensation Table

Director Name	Fees Earned or Paid in Cash ($)	Total ($)
Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer, Director of Research and Development and Director of Marketing (1)	$2,500	$2,500
James F. Schembri, Director	$2,500	$2,500
Lauane C. Addis, Director and Secretary	$2,500	$2,500
Laurence C. Mead, Director, Chief Operating Officer, Chief Financial Officer, Vice-President-Manufacturing and Development, Chief Accounting Officer, Treasurer, and Vice President – Regulatory Affairs(1)	$2,500	$2,500

___________________

(1)	Does not include compensation received as an officer of the Company. See also “Summary Compensation Table” above for more information.

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

Compensation Committee Report. The Compensation Committee of the Company’s Board of Directors has reviewed and discussed the compensation discussion and analysis presented above with management and, based on that review and discussion, has recommended to the Company’s Board of Directors that the compensation discussion and analysis be included in this Annual Report on Form 10-K/A.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Fred K. Suzuki 710 S. Kennicott Arlington Heights, IL 60005	5,513,470 shares of record and beneficial(1)	36.92%
Common Stock	F.K. Suzuki International, Inc. 1940 E. Devon Ave. Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial	30.02%
Common Stock	Jeanne S. Addis, Trustee of the Addis Family Equity Trust dated September 1, 2009 1819 Orleans Circle Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial(2)	30.02%
Common Stock	James F. Schembri 3565 Port Cove Dr., #73 Waterford, MI 48328	1,291,500 shares of record and beneficial(3)	8.65%
Common Stock	Mary K. Friske 940 Bradley Court Palatine, IL 60074	41,000 shares of record and beneficial(4)	.27%
Common Stock	Laurence C. Mead 1151 Warwick Cir. North Hoffman Estates, IL 60169	60,250 shares of record and beneficial(5)	.40%
Common Stock	Beverly Suzuki 710 S. Kennicott Arlington Heights, IL 60005	820,000 shares of record and beneficial(6)	5.49%
Common Stock	Jennifer A. Rieck 27 Regency Circle, Unit B-1 Schaumburg, IL 60193	697,559 beneficial(7)	4.67%
Common Stock	Lauane C. Addis 1819 Orleans Circle Elk Grove Village, IL 60007	-(8)	-
Common Stock	All directors and officers as a group (6 members)	6,906,220	46.24%

_____________________________

(1)	Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 30% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares which are owned by FKSI and 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants.

(2)	Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated September 1, 2009, owns 28.1% of the outstanding Common Stock of FKSI, which owns 30.02% of the Common Stock of the Company. Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares owned by FKSI.

(3)	Included in the shares owned by James F. Schembri are 66,000 shares in Mr. Schembri’s individual retirement account for the benefit of Mr. Schembri.

(4)	In addition to the Shares of outstanding common stock of the Company owned by Mary K. Friske, she also owns 700 shares, or approximately .7%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(5)	In addition to the common stock of the Company owned by Laurence C. Mead, he also owns 10,102 shares, or approximately 10%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(6)	Beverly R. Suzuki is deemed to be a beneficial owner by reason of voting and disposition control of 820,000 shares owned by her and Fred K. Suzuki as joint tenants.

(7)	Jennifer Rieck is the 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009, which owns 28.1% of the outstanding stock of FKSI, which owns 30.02% of the common stock of the Company. Jennifer Rieck as a 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of pecuniary benefit of 697,559 shares owned by FKSI.

(8)	Lauane Addis is neither a trustee nor a beneficiary under the Addis Family Equity Trust dated September 1, 2009. Thus, for purposes of this annual report on Form 10-K/A, Lauane Addis is not deemed to be beneficial owner by reason of either voting and disposition control or pecuniary benefit of any shares of stock in the Company.

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

Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10-K/A except for those otherwise shown on the financial statements or notes thereto contained in this report.

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

REGISTRANT: BIOSYNERGY, INC.

/s/ Fred K. Suzuki	August 17, 2016
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki	August 17, 2016
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

/s/ Lauane C. Addis	August 17, 2016
Lauane C. Addis, Secretary and Director	Date

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