Form 10-Q
period 2016-07-31
BIOSYNERGY INC
filed 2016-09-14
CIK 715812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2016: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

Assets

	July 31, 2016	April 30, 2016
Unaudited		Audited
Current Assets
Cash	$1,128,947	$1,091,649
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 at July 31, 2016 and April 30, 2016	130,878	192,051
Inventories	127,139	108,960
Prepaid expenses	35,413	25,958
Total Current Assets	1,422,377	1,418,618

Equipment and leasehold improvements
Equipment	201,952	198,640
Leasehold improvements	20,022	20,022
	221,974	218,662
Less accumulated depreciation and amortization	(205,375)	(203,276)
Total Equipment and Leasehold Improvements Net	16,599	15,386

Other Assets
Patents less accumulated amortization	76,886	79,057
Pending patents	60,788	60,788
Deposits	5,937	5,937
Total Other Assets	143,611	145,782

	$1,582,587	$1,579,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Shareholders’ Equity

	July 31, 2016	April 30, 2016
Unaudited		Audited
Current Liabilities
Accounts payable	$37,251	$4,595
Accrued compensation and payroll taxes	11,268	39,206
Accrued vacation	32,443	21,835
Other accrued liabilities	3,063	3,545
Total Current Liabilities	84,025	69,181

Deferred Income Taxes	32,110	32,110

Shareholder's Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at July 31, 2016 and April 30, 2016	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	825,163	837,206
Total Shareholders' Equity	1,466,452	1,478,495

	$1,582,587	$1,579,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	July 31
	2016	2015

Net sales	$290,047	$306,144
Cost of sales	91,231	103,051
Gross profit	198,816	203,093
Operating expenses
Marketing	47,721	47,812
General and administrative	127,002	116,501
Research and development	42,197	35,979
Total Operating Expenses	216,920	200,292

Income from operations	(18,104)	2,801
Other income
Interest income	107	111
Other income	480	480
Total Other Income	587	591

Net income (loss) before income taxes	(17,517)	3,392

Provision (benefit) for income taxes	(5,474)	1,130
Net income (loss)	$(12,043)	$2,262

Net loss per common share - basic and diluted	$(.001)	$—
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2016

Unaudited

	Common Stock
	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2016	14,935,511	$660,988	$(19,699)	$837,206	$1,478,495

Net Income	—	—	—	$(12,043)	$(12,043)
Balance, July 31, 2016	14,935,511	$660,988	$(19,699)	$825,163	$1,466,452

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended July 31
	2016	2015
Cash flows from operating activities
Net income	$(12,043)	$2,262
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	4,270	4,337
Changes in assets and liabilities
Accounts receivable	61,173	(1,021)
Inventories	(18,179)	16,336
Prepaid expenses and other	(9,455)	(10,770)
Accounts payable and accrued expenses	14,844	(16,866)
Total adjustments	52,653	(7,984)

Net cash provided (used in) by operating activities	40,610	(5,722)

Cash flow from investing activities
Patents and patents pending	—	(290)
Purchase of equipment	(3,312)	—

Net cash used in investing activities	(3,312)	(290)

Increase (decrease) in cash and cash equivalents	37,298	(6,012)
Cash beginning period	1,091,649	975,777
Cash ending period	$1,128,947	$969,765

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$8,700

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2016 Annual Report on Form 10-K/A. The results of operations for the three months ended July 31, 2016 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 90.16% of the sales during the quarter ending July 31, 2016 and 90.85% during the quarter ending July 31, 2015. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $2,099 and $2,166 for the three month periods ending July 31, 2016 and 2015, respectively.

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

Patent amortization expense for the three months ended July 31, 2016 and 2015 was $2,171. Patents relate to products that have been developed and by the Company. Patents pending relate to products under development.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the three month periods ending July 31, 2016 and 2015, there were no differences between the Company’s net income and comprehensive income.

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

The (benefit) provision for income taxes consists of the following components for the three month periods ended July 31:

	2016	2015
Current
Federal	$(4,117)	$815
State	(1,357)	315
Provision (Benefit) for Income Taxes	$(5,474)	$1,130

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended July 31,
	2016	2015
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Adjustment for prior year estimates	—	—
Effect of graduated federal tax rates	(7.75)	(5.4)
Effective Tax Rate	31.25%	33.6%

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

Note 3 – Inventories

Components of inventories are as follows:

	July 31, 2016	April 30, 2016

Raw materials	$84,881	$83,231
Work-in-process	13,341	16,303
Finished goods	28,917	9,426
	$127,139	$108,960

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2016:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Lauane C. Addis, Officer	—	—	—
Jeanne S. Addis, Trustee	—	28.1	—
James F. Schembri, Director	8.6	—	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	10.0	—
Beverly K. Suzuki	2.7	—	—

As of July 31, 2016, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $9,665 and $9,320 for the three months ended July 31, 2016 and 2015 respectively.

Note 6 – Lease Commitments

In January 2015, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of July 31, 2016, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:

2017	$65,006
2018	89,275

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses.

Note 7 – Customer Concentrations

Shipments to one customer amounted to 29.42% of sales during the first three months of Fiscal 2017 compared to 32.65% during the comparative Fiscal 2016 period. As of July 31, 2016, there were outstanding accounts receivable from this customer of $56,432 compared to $80,393 at July 31, 2015. Shipments to another customer amounted to 29.17% of sales during the first three months of Fiscal 2017 and 31.82% of sales during the first three months of Fiscal 2016. As of July 31, 2016, there were outstanding accounts receivable from this customer of $35,497 compared to $46,170 at July 31, 2015.

The Company had export sales of $20,460 during the first three months of Fiscal 2017, and export sales of $10,285 during the first three months of Fiscal 2016. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales/Revenues

For the three month period ending July 31, 2016 (“1st Quarter”), the net sales decreased 5.26%, or $16,097, as compared to net sales for the comparative three month period ending in 2015. The decrease in net sales during the 1st Quarter was primarily due to a decrease in sales of HemoTempR II. During the 1st Quarter, sales of HemoTempR II decreased by $16,620 resulting in lower net sales overall. As of July 31, 2016, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $480 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $107.

Costs and Expenses

General

The operating expenses of the Company during the 1st Quarter increased overall by 8.3%, or $16,628, as compared to the three month period ending July 31, 2015, primarily due to an increase in general and administrative expenses and research and development costs.

Cost of Sales

The cost of sales during the 1st Quarter decreased by $11,820 as compared to these expenses during the three month period ending July 31, 2015. This decrease was due primarily due to lower sales. As a percentage of sales, the cost of sales was 31.45% during the 1st Quarter and 33.66% for the three month period ending July 31, 2015. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs for the 1st Quarter increased $6,218, or 17.28%, as compared to the same quarter in 2015. This increase was primarily due to engineering costs for improvements to the Company’s HemoTemp IIR Activator. The Company is continuing research intended to improve and expand the Company’s current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

Marketing Expenses

Marketing expenses for the 1st Quarter decreased by $91 or .19%, as compared to the quarter ending July 31, 2015. Management believes the small change in marketing expenses was not material to the operations of the Company.

General and Administrative Expenses

General and administrative costs for the 1st Quarter increased by $10,501, or 9.01%, as compared to the 3 month period ending July 31, 2015. This increase was primarily the result of an increase in accounting fees due to timing of year end billing, office supplies, and general insurance costs. Except for unforeseen expenses and normal increases in employee costs, it is unlikely general and administrative expenses will materially change during Fiscal 2017.

Net Income (Loss)

The Company realized a net loss of $12,043 during the 1st Quarter as compared to a net income of $2,262 for the comparative quarter of the prior year. The decrease in net income was primarily the result of decreased sales, but also an increase in expenses discussed above.

Assets/Liabilities

General

Since April 30, 2016, the Company’s assets have increased by $2,801 and liabilities have increased by $14,844. The increase in assets is due to the cash flow provided by operations offset by a decrease in accounts receivable as a result of the decrease in sales. The increase in liabilities (primarily accrued vacation and accounts payable) is due to the timing of employee vacations and payment of accounts payable in the ordinary course of business rather than a lack of cash to pay these liabilities.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2016 and April 30, 2016. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $9,665 and $9,320 at July 31, 2016 and 2015, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 16.92 to 1, has decreased compared to 20.51 to 1 at April 30, 2016, primarily due to a higher percentage increase in current liabilities than the percentage decrease in current assets. This increase is not indicative of a material change in the financial condition of the Company, but rather a normal fluctuation due to the timing of payment of vendors. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must return to profitability.

The increase in liabilities was due primarily to an increase in accrued vacation and accounts payable during the 1st Quarter related to timing of employee vacations and payment of accounts payable rather than a lack of cash to pay these liabilities.

Liquidity and Capital Resources

During the 1st Quarter, the Company experienced a decrease in working capital of $11,085. This was primarily due to a decrease in accounts receivable and an increase in accounts payable during the 1st Quarter as discussed above.

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

Cash provided in operating activities was $40,610 during the three month period ending July 31, 2016. Cash used in investing activities was $3,312. This amount, $3,312 was used for new production equipment during the three month period ending July 31, 2016. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2016.

As of July 31, 2016, the Company had $1,422,377 of current assets available. Of this amount, $35,413 was prepaid expenses, $127,139 was inventory, $130,878 was net trade receivables and $1,128,947 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

Allowance for Bad Debts. The Company periodically performs credit evaluations of its customers and generally does not require collateral to support amounts due from the sale of its products. The Company maintains an allowance for doubtful accounts based on its best estimate of the collectability accounts receivable.

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

Item 4. CONTROLS AND PROCEDURES.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending July 31, 2016 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending July 31, 2016, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a)       As of the end of the Company’s Fiscal Quarter ending July 31, 2016, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)       As of the end of the Company’s Fiscal Quarter ending July 31, 2016, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a)       The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)       During the Fiscal Quarter ending July 31, 2016, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date September 14, 2016	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date September 14, 2016	/s/ Laurence C. Mead
Laurence C. Mead Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer