Form 10-Q
period 2016-10-31
BIOSYNERGY INC
filed 2016-12-15
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2016: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

Assets

	October 31, 2016	April 30, 2016
	Unaudited	Audited
Current Assets
Cash	$1,092,756	$1,091,649
Trade accounts receivable (net of allowance for doubtful accounts of $500 at October 31, 2016 and April 30, 2016	186,899	192,051
Inventories	160,058	108,960
Prepaid expenses	17,431	25,958
Total Current Assets	1,457,144	1,418,618

Equipment and leasehold improvements
Equipment	201,952	198,640
Leasehold improvements	20,022	20,022
	221,974	218,662
Less accumulated depreciation and amortization	(207,280)	(203,276)
Total Equipment and Leasehold Improvements Net	14,694	15,386

Other Assets
Patents less accumulated amortization	74,715	79,057
Patents pending	69,420	60,788
Deposits	5,937	5,937
Total Other Assets	150,072	145,782

	$1,621,910	$1,579,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Balance Sheets

Liabilities and Shareholders’ Equity

	October 31, 2016	April 30, 2016
	Unaudited	Audited
Current Liabilities
Accounts payable	$6,871	$4,595
Accrued compensation and payroll taxes	23,220	39,206
State/Federal income taxes payable	318	—
Other accrued liabilities	3,678	3,545
Accrued vacation	30,761	21,835
Total Current Liabilities	64,848	69,181

Deferred Income Taxes	32,110	32,110

Shareholders’ Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at October 31, 2016 and April 30, 2016	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	883,663	837,206
Total Shareholders' Equity	1,524,952	1,478,495

	$1,621,910	$1,579,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2016	2015	2016	2015

Net sales	$350,346	$339,699	$640,393	$645,843
Cost of sales	95,947	105,730	187,177	208,781
Gross profit	254,399	233,969	453,216	437,062
Operating expenses
Marketing	45,858	46,328	93,579	94,140
General and administrative	86,472	98,798	213,474	215,299
Research and development	37,694	37,450	79,891	73,429
Total Operating Expenses	170,024	182,576	386,944	382,868

Income from operations	84,375	51,393	66,272	54,194
Other income
Interest income	107	98	214	209
Other income	480	480	960	960
Total Other Income	587	578	1,174	1,169

Net income before income taxes	84,962	51,971	67,446	55,363

Provision for income taxes	26,463	16,509	20,989	17,639
Net income	$58,499	$35,462	$46,457	$37,724

Net income per share of common stock - basic and diluted	$0.004	$0.002	$0.003	$0.003
Weighted-average shares of common stock outstanding - basic and diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Statement of Shareholders’ Equity

Six Months Ended October 31, 2016

(Unaudited)

	Common Stock
	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2016	14,935,511	$660,988	$(19,699)	$837,206	$1,478,495

Net income	—	—	—	46,457	46,457
Balance, October 31, 2016	14,935,511	$660,988	$(19,699)	$883,663	$1,524,952

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Statements of Cash Flow

(unaudited)

	Six Months Ended October 31
	2016	2015
Cash flows from operating activities
Net income	$46,457	$37,724
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	8,346	8,543
Changes in assets and liabilities
Accounts receivable	5,152	2,609
Inventories	(51,098)	24,267
Prepaid expenses and other	8,527	12,674
Accounts payable and accrued expenses	(4,333)	(4,852)
Total adjustments	(33,406)	43,241

Net cash provided by operating activities	13,051	80,965

Cash flow from investing activities
Patents and patents pending	(8,632)	(9,026)
Purchase of equipment	(3,312)	(1,123)

Net cash (used in) investing activities	(11,944)	(10,149)

Increase in cash and cash equivalents	1,107	70,816
Cash beginning period	1,091,649	975,777
Cash ending period	$1,092,756	$1,046,593

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$19,100	$6,800

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2016 Annual Report on Form 10-K. The results of operations for the six months ended October 31, 2016 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 91.8% of the sales during the quarter ending October 31, 2016 and 88.7% during the six month period ending October 31, 2016. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash

The Company maintains all of its cash in various bank deposit accounts, which at times may exceed federally insured limits. No losses have been experienced on such accounts.

Receivables

Receivables are carried at original invoice less estimates made for doubtful receivables. Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts on a periodic basis and by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 30 days or 90 days for a dealer. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Inventories

Inventories are valued at the lower of cost or market using the FIFO (first-in, first-out) method.

Note 2 – Summary of Significant Accounting Policies (Continued)

Depreciation and Amortization

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $4,004 and $4,201 for the six month period ending October 31, 2016 and 2015, respectively.

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

Patent amortization expense for the six months ended October 31, 2016 and 2015 was $4,342 and $4,342, respectively. Patents relate to products that have been developed by the Company. Patents pending relate to products under development.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the quarter endings and six month periods ending October 31, 2016 and 2015, there were no differences between the Company’s net income and comprehensive income.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The provision for income taxes consists of the following components for the six months ended October 31:

	2016	2015
Current
Federal	$15,762	$13,348
State	5,227	4,291
Provision for Income Taxes	$20,989	$17,639

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended October 31,
	2016	2015
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Effect of graduated federal tax rates	(7.9)	(7.14)
Effective Tax Rate	31.1%	31.86%

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

Note 3 – Inventories

Components of inventories are as follows:

	October 31, 2016 _____________	April 30, 2016 __________

Raw materials	$121,197	$83,231
Work-in-process	11,223	16,303
Finished goods	27,638	9,426
	$160,058	$108,960

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2016:

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

Note 5 - Related Party Transactions (continued)

As of October 31, 2016, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $13,765 and $11,730 for the six months ended October 31, 2016 and 2015, respectively.

Note 6 – Lease Commitments

In January 2015, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of October 31, 2016, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:
2017	$43,337
2018	89,275

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses.

Note 7 – Customer Concentrations

Shipments to one customer amounted to 28.36% of sales during the first six months of Fiscal 2017 compared to 29.39% during the comparative Fiscal 2016 period. As of October 31, 2016, there were outstanding accounts receivable from this customer of $68,616 compared to $60,651 at October 31, 2015. Shipments to another customer amounted to 34.85% of sales during the first six months of Fiscal 2017 and 36.68% of sales during the first six months of Fiscal 2016. As of October 31, 2016, there were outstanding accounts receivable from this customer of $71,141 compared to $51,935 at October 31, 2015.

The Company had export sales of $30,090 during the first six months of Fiscal 2017, and export sales of $9,630 during the Quarter ending October 31, 2016. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales/Revenues

For the three month period ending October 31, 2016 (“2nd Quarter”), the net sales increased 3.14%, or $10,647, and decreased .84%, or $5,450, during the six month period ending October 31, 2016, as compared to net sales for the comparative periods ending in 2015. This decrease in sales is primarily the result of a decrease in the sales of HemoTemp II and HemoTemp II Activators. As of October 31, 2016, the Company had $1,090 in back orders.

In addition to the above, the Company had $587 and $1,174 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the three and the six month periods ending October 31, 2016, respectively.

Costs and Expenses

General

The operating expenses of the Company during the 2nd Quarter decreased overall by 6.87%, or $12,552, and increased by 1.06%, or $4,076, for the six month period ending October 31, 2016, as compared to the same periods ending in 2015. The decrease during the 2nd Quarter was primarily due to timing of billing for accounting fees and refund of insurance premiums, and the increase for the six month period ending October 31, 2016 was due to engineering and prototype expenses.

Cost of Sales

The overall cost of sales during the 2nd Quarter decreased by $9,783 and decreased by $21,604 during the six month period ending October 31, 2016 as compared to the same periods ending in 2015 as a result of a decrease in medical device taxes and UL fees. As a percentage of sales, the cost of sales were 27.39% during the 2nd Quarter and 31.12% for the comparative quarter ending in 2015; and 29.22% during the six month period ending October 31, 2016 compared to 32.33% in 2015. Included in the cost of sales is the medical device excise tax during the 2nd quarter and six month period ending October 31, 2015. There is no medical device tax for Fiscal 2016. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $244, or .65%, during the 2nd Quarter as compared to the same quarter in 2015. These costs increased by $6,462, or 8.8%, during the six month period ending October 31, 2016 as compared to the same period in 2015. This increase was primarily due to the cost of engineering fees for the HemoTemp II Activators and small increases in employees’ salaries and health insurance premiums.

Marketing Expenses

Marketing expenses for the 2nd Quarter decreased by $470, or 1.01%, as compared to the quarter ending October 31, 2015 and decreased by $561, or .60%, during the six month period ending October 31, 2016 compared to the six-month period ending October 31, 2015. The change in marketing expenses for the six-month period ending October 31, 2016 compared to the six-month period ending October 31, 2015 was not material or related to any one material expense item.

General and Administrative Expenses

General and administrative costs decreased by $12,326, or 12.48%, in the 2nd Quarter, and decreased by $1,825, or .85%, during the six month period ending October 31, 2016, as compared to the same periods in 2015. This overall decrease for the six months ending October 31, 2016 was due primarily to a refund of insurance premiums paid in prior quarters. Except for unforeseen items and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2017.

Net Income

The Company realized a net income of $58,499 during the 2nd Quarter as compared to a net income of $35,462 for the comparative quarter in the prior year. The Company also realized a net income of $46,457 for the six month period ending October 31, 2016 as compared to a net income of $37,724 during the same period in 2015. The increase in net income is a result of a decrease in cost of goods sold, primarily the medical device tax.

Assets/Liabilities

General

Since April 30, 2016, the Company's assets have increased by $42,124 and liabilities have decreased by $4,333. The increase in assets, primarily cash, inventory and patents, is due to the overall profitability of the Company since April 30, 2016.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2016 and April 30, 2015. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company is classified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $13,765 and $11,730 for the six months ended October 31, 2016 and 2015, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 22.47 to 1, has increased compared to 20.51 to 1 at April 30, 2016. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2016, the Company experienced an increase in working capital of $42,859. This is primarily due to the Company’s net income sustained during the six month period ending October 31, 2016.

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

The Company presently grants payment terms to most customers and dealers of 30 days. The Company has granted a dealer terms of 90 days. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

The cash provided by operating activities was $13,051 during the six month period ending October 31, 2016. $11,944 was used for patent expenses and equipment purchases during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the six month period ending October 31, 2016.

As of October 31, 2016, the Company had $1,457,144 of current assets available. Of this amount, $17,431 was prepaid expenses, $160,058 was inventory, $186,899 was net trade receivables and $1,092,756 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2016 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2016, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a)       As of the end of the Company’s Fiscal Quarter ending October 31, 2016, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)       As of the end of the Company’s Fiscal Quarter ending October 31, 2016, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a)       The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)       During the Fiscal Quarter ending October 31, 2016, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date December 15, 2016	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date December 15, 2016	/s/ Laurence C. Mead
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

Dated: December 15, 2016

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

Dated: December 15, 2016

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)       the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2016, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: December 15, 2016

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)       the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2016, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead
Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: December 15, 2016