Form 10-Q
period 2017-01-31
BIOSYNERGY INC
filed 2017-03-17
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2017: 14,935,511

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

ASSETS

	January 31, 2017 Unaudited	April 30, 2016 Audited
Current Assets
Cash	$1,021,508	$1,091,649
Accounts receivable, trade (net of allowance for doubtful accounts of $500 at January 31, 2017 and April 30, 2016	272,099	192,051
Inventories	185,153	108,960
Prepaid expenses	32,691	25,958
Total Current Assets	1,511,451	1,418,618

Equipment and leasehold improvements
Equipment	201,952	198,640
Leasehold improvements	23,447	20,022
	225,399	218,662
Less accumulated depreciation and amortization	(209,656)	(203,276)
Total Equipment and Leasehold Improvements Net	15,743	15,386

Other Assets
Patents less accumulated amortization	72,543	79,057
Pending patents	69,420	60,788
Deposits	5,937	5,937
Total Other Assets	147,900	145,782

	$1,675,094	$1,579,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

LIABILITIES AND SHAREHOLDERS EQUITY

	January 31, 2017 Unaudited	April 30, 2016 Audited
Current Liabilities
Accounts payable	$19,037	$4,595
Accrued compensation and payroll taxes	15,393	39,206
Other accrued liabilities	3,279	3,545
Accrued Vacation	19,940	21,835
State/Federal Income Taxes Payable	10,776	—
Total Current Liabilities	68,425	69,181

Deferred Income Taxes	32,110	32,110

Shareholder's Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at January 31, 2017 and April 30, 2016	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	933,270	837,206
Total Shareholders' Equity	1,574,559	1,478,495

	$1,675,094	$1,579,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January
	2017	2016	2017	2016

Net sales	$342,320	$342,750	$982,713	$988,593
Cost of sales	89,898	107,884	277,075	316,665
Gross profit	252,422	234,866	705,638	671,928
Operating expenses
Marketing	45,821	54,721	139,400	148,861
General and administrative	92,325	96,200	305,799	311,499
Research and development	41,856	42,679	121,747	116,108
Total Operating Expenses	180,002	193,600	566,946	576,468

Income from operations	72,420	41,266	138,692	95,460
Other income
Interest income	98	98	313	307
Other income	480	480	1,440	1,440
Total Other Income	578	578	1,753	1,747

Net income before income taxes	72,998	41,844	140,445	97,207

Provision for income taxes	23,392	11,387	44,381	29,026
Net income	$49,606	$30,457	$96,064	$68,181

Net income per common share - basic and diluted	$.003	$.002	$.006	$.005
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS EQUITY

Nine Months Ended January 31, 2017

(Unaudited)

	Common Stock
	Shares	Amount	Other and Related Receivable	Retained Earnings	Total
Balance, May 1, 2016	14,935,511	$660,988	$(19,699)	$837,206	$1,478,495

Net income	—	—	—	96,064	96,064

Balance, January 31, 2017	14,935,511	$660,988	$(19,699)	$933,270	$1,574,559

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31
	2017	2016
Cash flows from operating activities
Net income	$96,064	$68,181
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	12,894	12,687
Abandonment of patent	—	—
Changes in assets and liabilities
Accounts receivable	(80,048)	(31,794)
Inventories	(76,193)	38,585
Prepaid expenses and other	(6,733)	(2,756)
Accounts payable and accrued expenses	(756)	(31,354)
Total adjustments	(150,836)	(14,632)

Net cash (used in) provided by operating activities	(54,772)	53,549

Cash flow from investing activities
Patents and patents pending	(8,632)	(14,969)
Purchase of equipment	(6,737)	(1,123)

Net cash used in investing activities	(15,369)	(16,092)

Increase (decrease) in cash and cash equivalents	(70,141)	37,457
Cash beginning period	1,091,649	975,777
Cash ending period	$1,021,508	$1,013,234

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$29,400	$20,800

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2016 Annual Report on Form 10-K. The results of operations for the nine months ended January 31, 2017 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for approximately 91.18% of the sales during the quarter ending January 31, 2017 and 91.46% during the nine month period ending January 31, 2017. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $6,380 and $6,173 for the nine month periods ending January 31, 2017 and 2016, respectively.

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

Patent amortization expense for both the nine months ended January 31, 2017 and 2016 was $6,514. Patents related to products that have been developed by the Company. Patents pending relate to products under development.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the three and nine month periods ending January 31, 2017 and 2016, there were no differences between the Company’s net income and comprehensive income.

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

The provision for income taxes consists of the following components for the nine months ended January 31:

	2017	2016
Current
Federal	$33,496	$21,492
State	10,885	7,534
Provision for Income Taxes	$44,381	$29,026

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Nine Months ended January 31,
	2017	2016
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Effect of graduated federal tax rates and other	(7.4)	(9.1)
Effective Tax Rate	31.6%	29.9%

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

Note 3 – Inventories

Components of inventories are as follows:

	January 31, 2017	April 30, 2016

Raw materials	$143,423	$83,231
Work-in-process	16,473	16,303
Finished goods	25,257	9,426
	$185,153	$108,960

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2017:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	- %	100.0%
Fred K. Suzuki, Officer	4.1	30.0	-
Lauane C. Addis, Officer	-	-	-
Jeanne S. Addis, Trustee	-	28.1	-
James F. Schembri, Director	8.6	-	-
Mary K. Friske, Officer	.3	.7	-
Laurence C. Mead, Officer	.4	10.0	-
Beverly K. Suzuki, Officer	2.7	-	-

As of January 31, 2017, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $15,848 and $15,115 for the nine months ended January 31, 2017 and 2016, respectively.

Note 6 – Lease Commitments

In January 2015, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of January 31, 2017, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:

2017	$21,669
2018	89,275

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses.

Note 7 – Customer Concentrations

Shipments to one customer amounted to 27.1% of sales during the first nine months of Fiscal 2017 compared to 28.9% during the comparative Fiscal 2016 period. As of January 31, 2017, there were outstanding accounts receivable from this customer of $67,535 compared to $78,200 at January 31, 2016. Shipments to another customer amounted to 36.7% of sales during the first nine months of Fiscal 2017 and 36.61% of sales during the first nine months of Fiscal 2016. As of January 31, 2017, there were outstanding accounts receivable from this customer of $152,440 compared to $62,350 at January 31, 2016.

The Company had export sales of $46,595 during the first nine months of Fiscal 2017, and export sales of $16,505 during the Quarter ending January 31, 2017. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending January 31, 2017 (“3rd Quarter”), the net sales decreased .13%, or $430, and decreased .59%, or $5,880, during the nine month period ending January 31, 2017, as compared to net sales for the comparative periods ending in 2016. The decrease in sales during the three and nine month periods ending January 31, 2017 is primarily the result of lower HemoTempR II activator sales. At January 31, 2017 there were no back orders.

In addition, during the 3rd Quarter the Company had $578 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter decreased overall by 7.02%, or $13,598, as compared to the 3rd quarter in 2016 primarily due to a decrease in legal fees and costs associated with the Company’s attendance at trade shows. The operating expenses of the Company decreased by 1.65% or $9,522 for the nine month period ending January 31, 2017, as compared to the nine month period ending January 31, 2016 primarily due to a decrease in legal fees and costs associated with trade shows.

Cost of Sales

The cost of sales during the 3rd Quarter decreased by $17,978, and also decreased by $39,590 during the nine month period ending January 31, 2017 as compared to these expenses during the same periods ending in 2016. The decrease during the 3rd Quarter was primarily due to a decrease in UL fees, medical device taxes and an increase of income from shipping charges. As a percentage of sales, the cost of sales were 26.26% during the 3rd Quarter, 31.48% for the comparative quarter ending in 2016, and 28.19% during the nine month period ending January 31, 2017 compared to 32.03% in 2016. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs decreased $823, or 1.93%, during the 3rd Quarter as compared to the same quarter in 2016. These costs increased by $5,639, or 4.86%, during the nine month period ending January 31, 2017 as compared to the same period in 2016. The overall cost in research and development expense increased during the nine months due to lab supplies, prototype expenses and engineering fees for the HemoTempR II activators. The Company is continuing its investigation and development of certain products intended to improve and expand its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete the development of such products.

Marketing Expenses

Marketing expenses for the 3rd Quarter decreased by $8,900, or 16.26%, as compared to the quarter ending January 31, 2016. These costs decreased by $9,461, or 6.36%, during the nine month period ending January 31, 2017 as compared to the same period in 2016. The decrease is primarily due to lower employee costs and the Company not participating in trade shows during the nine-months ending January 31, 2017.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter decreased by $3,875, or 4.03%, as compared to the 3rd quarter ending January 31, 2016, primarily due to lower legal fees. General and administrative costs have decreased overall by $5,700, or 1.83%, during the nine month period ending January 31, 2017, as compared to the same periods in 2016, primarily due to lower legal fees.

Net Income

The Company realized a net income of $49,606 during the 3rd Quarter as compared to a net income of $30,457 for the comparative quarter in the prior year primarily due to lower marketing and general and administrative expenses and lower cost of sales during the 3rd Quarter. The Company also realized a net income of $96,064 for the nine month period ending January 31, 2017 as compared to a net income of $68,181 during the same period in 2016. This increase in net income is due to an overall decrease in cost of operations as described above.

Assets/Liabilities

General

Since April 30, 2016, the Company's assets have increased by $95,308 and liabilities have decreased by $756. The increase in assets, such as accounts receivable, inventory and prepaid expenses, is a result of the Company’s continued profitability and cash generated from operations.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2017 and April 30, 2016. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 22.08 to 1, has increased compared to 20.51 to 1 at April 30, 2016. This increase in ratio of current assets to current liabilities is a result of increased account receivables and inventory offset by a reduction in cash. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the nine month period ending January 31, 2017, the Company experienced an increase in working capital of $93,589. This is primarily due to the Company’s increase in account receivables and inventory offset by a reduction in cash.

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

The Company presently grants payment terms to customers of 30 days and up to 90 days for dealers. Although the Company experiences varying collection periods of its accounts receivable, based on past experience, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

Cash used in operating activities was $54,772 during the nine month period ending January 31, 2017. An aggregate of $15,369 was used for equipment purchases and patent application expenditures during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month periods ending January 31, 2017 or 2016.

As of January 31, 2017, the Company had $1,511,451 of current assets available. Of this amount, $32,691 was prepaid expenses, $185,153 was inventory, $272,099 was net trade receivables and $1,021,508 was cash. The Company’s available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term capital needs of the Company.

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

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2017 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2017, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use or Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

(a)       As of the end of the Company’s Fiscal Quarter ending January 31, 2017, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)       As of the end of the Company’s Fiscal Quarter ending January 31, 2017, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

(a)       The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)       During the Fiscal Quarter ending January 31, 2017, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date: March 17, 2017	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date: March 17, 2017	/s/ Laurence C. Mead
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

Dated: March 17, 2017

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

Dated: March 17, 2017

/s/ Laurence C. Mead
Laurence C. Mead Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)       the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2017, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki Chairman of the Board, Chief Executive Officer and President

Dated: March 17, 2017

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)       the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2017, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead Vice President/Manufacturing and Development, Chief Financial Officer and Chief Accounting Officer

Dated: March 17, 2017