Form 10-K
period 2017-04-30
BIOSYNERGY INC
filed 2017-07-28
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 4/30/17

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

Yes[ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [ ] (do not check if a smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[X]

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2017 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on July 15, 2017 was 14,935,511.

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

The Company did not enter into any agreements materially affecting its operations during Fiscal 2017. The Company experienced a decrease in sales of $45,383 or 3.4% in Fiscal 2017. Sales in Fiscal 2017 were $1,292,569. The Company realized an after income tax profit of $107,225 for Fiscal 2017 compared to an after income tax profit of $106,274 for Fiscal 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company continued its development and review of the proposed products described in “Thermographic and Thermometric Devices and Accessories” below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2017. Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company’s revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2017 and 2016. For a description of these products, see “Narrative Description of Business.”

See "Information About Foreign and Domestic Operations and Export Sales". See also "Selected Financial Data" and "Financial Statements and Supplementary Data."

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

Thermographic and Thermometric Devices and Other Products. During the fiscal year ending April 30, 2017 the Company manufactured and marketed various medical, laboratory, and consumer thermometric, thermographic, and temperature control devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

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

2. The Company is also investigating production methods for the bacteria growth retardant compound described in Paragraph 1 above. In this regard, the Company has developed certain proprietary technology related to the processing of these compounds. On October 14, 2014, the Company was granted a patent “Method of Producing Eggshell Powder” related to the processing and manufacture of bacteria growth retardant compounds for use in food and other products (see “Patents and Trademarks”).

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

The Company has forty-one years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company’s net sales in Fiscal 2017. During Fiscal 2017, Fisher Scientific Company (“Fisher”) accounted for 27.5% of the Company's sales. Cardinal Health, Inc. (“Cardinal”) accounted for 37.4% of Company sales during Fiscal 2017 (See “Material Risk Factors”, below). Management believes distributors will continue to be an important part of the Company’s sales and distribution system in the future.

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

During Fiscal 2018, the Company anticipates employees will work part-time in marketing and one employee will devote substantially all of her time to marketing and selling the Company’s products. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company also directly markets and sells to its industrial customers.

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

The Company was also granted a design patent, “Fold-Over Cooling Pack”, Patent Number US D670816, relating to the Company’s HemoCoolTM Gel Pak, on November 13, 2012. This patent will expire on November 13, 2026. In addition, the Company holds several Foreign Design Patents for the “Fold-Over Cooling Pack”, including Europe, Patent Number 002038745-0001, issued August 7, 2012, expiring on May 8, 2037; Canada, Patent Number 145628, issued March 21, 2013, expiring March 21, 2023; Turkey, Patent Number 201203234, issued May 7, 2012, expiring May 7, 2037; and India, Patent Number 245076, issued February 2, 2017, expiring November 8, 2026.

The Company was granted a design patent, “Roll-Up Gel Pack for Test Tubes,” Patent Number US D712,559 relating to the Company’s HemoCoolTM Rollup Gel Pak for test tubes, on September 2, 2014. This patent will expire on September 2, 2028. The Company was also granted another design patent, “Roll-Up Gel Pack for Test Tubes,” Patent Number US D726,928 relating to the Company’s HemoCoolTM Rollup Gel Pak for test tubes on April 14, 2016. This patent will expire on April 14, 2029. The Company holds several foreign design patents for the “Roll-Up Gel Pack for Test Tubes,” including Europe, Patent Number 002295105-0001, issued November 18, 2013, expiring August 22, 2038; Europe, Patent Number 002295105-0002, issued November 18, 2013, expiring August 22, 2038; India, Patent Number 252643, issued February 5, 2014, expiring March 5, 2028; Turkey, Patent Number 2013/02413, issued March 26, 2013, expiring March 26, 2038; Canada, Patent Number 150496, issued February 8, 2017, expiring February 8, 2026; and Canada, Patent Number 156195, issued February 8, 2017, expiring February 8, 2026.

The Company also has a Design Patent Pending, “Gel Pack for Test Tubes,” related to a design for a gel-pack which holds test tubes, HemoCoolTM Gel-Pak for test tubes. The Design Patent Application Number 29/447,625 was filed on March 5, 2013 and was initially rejected. Notice of Appeal was filed on September 18, 2016. An appeal brief was filed on December 18, 2016. Design Patents for the “Gel Pak for Test Tubes,” have been issued in Europe, Patent Number 002295212-0001 on November 28, 2013, expiring on August 22, 2038, and Patent Number 002295212-0002 on November 28, 2013, expiring on August 22, 2038; India, Patent Number 252644 issued on January 23, 2014, expiring on March 5, 2028; Turkey, Patent Number 2013/02394 issued on March 25, 2013, expiring on March 25, 2038; Canada, Patent Number 150495, issued on February 8, 2017, expiring on February 8, 2026; and Canada, Patent Number 156173, issued on February 8, 2017, expiring on February 8, 2026.

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

The Company generally grants payment terms to customers and dealers. The Company will not accept returns of products from its dealers except for change or credit but does guarantee the quality of its products to the end user for a period of one year. In addition, the Company maintains product liability insurance at a level which the Company’s management believes is adequate protection for the Company’s product liability exposure.

As of April 30, 2017, the Company had $1,526,604 of current assets available. Of this amount, $32,165 represented prepaid expenses, $186,312 was inventory, $267,545 was net trade receivables, and $1,040,582 represented cash.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2018 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales materially decrease, the receivables of the Company are materially impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. The Company’s two largest customers are its primary product distributors, Fisher and Cardinal. Fisher was directly responsible for 27.5% of the Company's net sales during the fiscal year ending April 30, 2017. Cardinal accounted for 37.4% of the Company’s net sales during the fiscal year ending April 30, 2017. At April 30, 2017, Fisher owed the Company $69,190 and Cardinal owed $152,443. No other customers accounted for 10% or more of the Company’s net sales during Fiscal 2017. Management believes the loss of either of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs. The Company had no backorders at April 30, 2017 or 2016.

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

Research and Development. During Fiscal 2017 and 2016, the Company spent $160,878 and $157,444, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Information About Foreign and Domestic Operations and Export Sales. The Company made export sales to customers located outside of the United States totaling $53,055 during the last fiscal year and $49,240 during the fiscal year ending in 2016. Export sales were made to customers located in Canada, Puerto Rico, Philippines, Turkey, Italy, Germany, and Kingdom of Bahrain. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

The Company is highly dependent on the principal members of its management and scientific staff, in particular Fred K. Suzuki, Jr., the Company’s President, Chief Executive Officer, Chairman of the Board of Directors, Director of Research and Product Development, and Director of Marketing. Mr. Suzuki is primarily responsible for developing products and manufacturing the liquid crystals for use in the Company’s primary line of products. Mr. Suzuki is 87 years old. The loss of Mr. Suzuki may impede the achievement of the Company’s business objectives or have an adverse effect on the Company’s financial condition or results of operations. The Company may not be able to attract and retain skilled and experienced personnel on acceptable terms in the future to replace Mr. Suzuki. Further the Company may not be able to attract and retain skilled and experienced marketing, scientific and sales personnel on acceptable terms in the future because numerous other high technology companies compete for the services of these qualified individuals. The Company currently does not maintain key man life insurance on any of its employees, nor has the Company implemented a formal succession plan.

Certain familial groups, in the aggregate, beneficially own a large percentage of the Company’s common stock and as a result can exert significant influence over the Company.

As of April 30, 2017, Mr. Suzuki owned 30% of the outstanding stock of F.K. Suzuki International, Inc. (“FKSI”), and also served on FKSI’s board of directors, together with Laurence Mead, the Chief Operating Officer of the Company, Lauane Addis, Mr. Suzuki’s son-in-law and counsel and Secretary for the Company, and Ira Goldstein, an unrelated unaffiliated third party. FKSI in turn owns approximately 30.02% of the outstanding stock of the Company. As a result of (i) Mr. Suzuki’s ownership and position as director of FKSI, (ii) shared directorial control over FKSI with Messrs. Mead and Addis with respect to the shares of stock in the Company owned by FKSI, (iii) other shares of stock in the Company owned by Mr. Suzuki directly, and (iv) stock owned by Mr. Suzuki and his spouse as joint tenants, Mr. Suzuki is deemed to “beneficially” own an aggregate of 5,513,470 shares, or approximately 36.9%, of the Company’s outstanding common stock. In addition, Mr. Suzuki’s daughter, Jeanne S. Addis, is the Trustee of the Addis Family Trust dated September 1, 2009, which owns approximately 28.1% of the outstanding FKSI stock. Accordingly, Mr. Suzuki, together with other members of his immediate family as a group, may be able to substantially influence all matters requiring approval by the Company’s shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of this group could conflict with the interests of the Company’s other shareholders. Mr. Suzuki, acting in concert with other members of his immediate family, may also delay or prevent a change in control of the Company even if such a transaction would be beneficial to the Company’s other shareholders.

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

The Company’s key distributors, Fisher and Cardinal, accounted for 27.5% and 37.4% of the Company’s sales, respectively, during Fiscal 2017. The Company’s failure to retain one or both of such distributors may have an adverse effect on the sales of the Company, which may in turn have an adverse effect on the Company’s results of operations, financial condition and cash flows if such sales cannot be replaced by another distributor of the Company. The Company has also agreed to payment terms of net 90 days with one dealer. As a result, the Company’s outstanding accounts receivable have materially increased, increasing the amount of accounts receivable at risk of collection.

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

During Fiscal 2017, and for several prior fiscal periods, two products, HemoTempR Core Correlated BMD and HemoTempR II Core Correlated BMD accounted for a substantial percentage of the Company’s sales. In the aggregate, these two products accounted for $1,223,705 in sales (or approximately 94.7% of all Company sales). The Company’s failure to maintain sales levels with respect to one or both of these products will have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Item 2. Properties.

The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party. The lease for these facilities was extended during Fiscal 2016 and will expire on April 30, 2018.

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

Holders. As of April 30, 2017, there were approximately 401 shareholders of record of the Company's common stock.

Dividends. The Company does not have a dividend policy and does not expect to pay dividends in fiscal 2018.

Common Stock for Issuance Under Equity Compensation Plans. As of April 30, 2017, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.

Item 6. Selected Financial Data.

The registrant is not required to furnish any information in this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales for the fiscal year ending April 30, 2017 decreased by $45,383, or 3.39%, in comparison to the previous fiscal year. The decrease in sales during Fiscal 2017 was primarily due to a decrease of $13,890, or 1.16%, in sales of its HemoTempRII Indicators and a decrease of $16,675 or 46.6% in sales of its HemoTempR II Activators. The Company had increased sales in StafreezR and HemoTempR indicators, and had decreased sales in TempTrendR, LabTempR20 and LabTempR40 indicators and HemoCoolTM Gel Packs.

Below is a schedule which represents the sales for each product for the fiscal years ending April 30, 2017 and 2016.

	Fiscal Year Ending April 30
Medical and Laboratory Products	2017 Sales of Products	2016 Sales of Products
HemoTempRII BMD	$1,187,905	$1,201,795
TempTrendRTI	36,045	44,920
HemoTempRBMD	35,800	34,465
HemoTempRII Activator	19,145	35,820
LabTempR40 ST	4,530	5,600
HemoCoolTM Gel-Pak	3,372	9,792
LabTempR20 ST	3,315	3,630
StaFreezR FTI	1,105	895
TempTrendRII TTD	885	885
Miscellaneous	467	150
	$1,292,569	$1,337,952

Export Sales. The Company made export sales to customers located outside of the United States totaling $53,055 during the last fiscal year and $49,240 during the fiscal year ending in 2016.

Other Revenues. Interest income for Fiscal 2017 was $407 and $411 for Fiscal 2016. During Fiscal 2017, the Company maintained a money market account which received an interest rate between .05% and .25% APY. The Company also realized $1,920 in miscellaneous income from subleasing a portion of the Company’s storage space in Fiscal 2017 and 2016.

Costs and Expenses. Overall operating costs and expenses for the fiscal year ending April 30, 2017 decreased by $10,328 compared to the fiscal year ending in 2016. The operating costs and expenses for Fiscal 2017 were substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 29% for the fiscal year ending April 30, 2017 and 31% for the fiscal year ending April 30, 2016. This overall decrease in cost of sales as a percentage of net sales in Fiscal 2017 is primarily due to a decrease in UL Fees and the two year moratorium on Medical Device Excise Tax beginning January, 2017. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 2017 by $3,434 or 2.2%, as compared to the fiscal year ending in 2016. The overall increase compared to Fiscal 2016 is due to increases in laboratory supplies and activator engineering fees. The Company is investigating the feasibility of several products intended to expand and improve the Company’s current product line as described in “Products Under Development”. These development expenses have remained substantially constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business – Products Under Development."

Marketing Expenses. The Company's marketing expenses were $190,536 in Fiscal 2017 as compared to $199,183 for the fiscal year ending in 2016. The decrease for Fiscal 2017 was primarily due to a decrease in trade show travel and employee expenses. The Company’s marketing activities will increase or decrease depending on managements determination of what is necessary to continue the Company's growth.

General and Administrative Expenses. The Company’s general and administrative costs decreased by $5,115 as compared to the 2016 fiscal year. The Company experienced lower costs on many of its daily operations and legal fees. Except for unforeseen extraordinary items, it is unlikely general and administrative expenses will materially change during Fiscal 2018.

Income Tax Expense (Benefit). Income tax expense was $43,693 or 28.95% of income before taxes for Fiscal 2017 and $41,215, or 27.94% of income before taxes, for Fiscal 2016.

Net Income/Loss. The Company experienced a net after-tax profit of $107,225 for Fiscal 2017 as compared to a net after-tax profit of $106,274 for Fiscal 2016. The Company experienced an increase in profitability due to reduced costs. See discussion of “Net Sales” above.

Assets. Since April 30, 2016, the Company's current assets have increased by $107,986. This increase is primarily due to increased cash resulting from the Company’s profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also “Related Party Transactions” below.

Liabilities. The Company's current liabilities have increased by $2,517 since April 30, 2016. This increase is primarily due to ordinary fluctuations in operations. The increase does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 21.29 to 1, has increased from 20.51 to 1 at April 30, 2016. The increase in ratio of current assets to current liabilities is a result of the profit realized by the Company in Fiscal 2017. In order to maintain the Company’s asset/liability ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources. During the fiscal year ending April 30, 2017, the Company had an increase in net working capital of $105,469. The increase in net working capital is primarily due to the Company’s realizing and retaining a profit in Fiscal 2017.

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

The Company generally grants payment terms to customers and dealers. Although the Company experiences varying collection periods of its accounts receivable, the Company has no reason to believe collection of its accounts receivable is at risk, and believes that uncollectible accounts receivable will not have a significant effect on future liquidity.

Cash used in operating activities was $28,871 during Fiscal 2017. Cash provided by operating activities was $133,833 during Fiscal 2016. During Fiscal 2017, $13,564 was used for equipment purchases, and $8,632 was allocated to new patents and patents pending. Except for operating capital, limited equipment purchases, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2017, the Company had $1,526,604 of current assets available. Of this amount, $32,165 was prepaid expenses, $186,312 was inventory, $267,545 was net trade receivables, and $1,040,582 was cash. The Company’s cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Related Party Transactions. The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2017 and 2016 in connection with past shared common expenses. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a contra equity account.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2017 the Company paid $18,349, and $17,984 in Fiscal 2016 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Off-Balance Sheet Arrangements. As of April 30, 2017, the Company was not involved in any off-balance sheet arrangements, as defined in Item 303(1)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2017. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company retained the services of Sassetti, LLC to audit the Company’s annual financial statements as of April 30, 2017 and 2016, and to review the Company’s quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company’s accountants regarding accounting matters or financial disclosure.

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

(3) Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2017 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.

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

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company are:

Name	Age	Positions with Company	Served in Office Since
Fred K. Suzuki	87	President, Chief Executive Officer, Director of Research and Product Development, Chairman of the Board of Directors, and Director of Marketing	February, 1976 (1)
Laurence Mead	55	Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Director	April, 1994
Mary K. Friske	57	Vice President - Administration	September, 1993(2)
Jennifer A. Rieck	34	Vice President - Customer Service and Vice-President – Regulatory Affairs	June, 2017(3)
Lauane C. Addis	61	Corporate Counsel Secretary and Director	February, 1984 December, 1985 February, 1984

------------------------------

(1) Mr. Suzuki did not serve as President from August 1982 through February 1983. Prior to October, 1984, Mr. Suzuki served as Treasurer of the Company, and was once again appointed Treasurer on June 30, 1991 until April, 2009.

(2) Mr. Mead was appointed Vice President of Regulatory Affairs in June, 2016.

(3) Mrs. Rieck served as Vice President – Regulatory Affairs and New Business Development from June, 2012 through June, 2016, and as Director of Marketing from June, 2014 through June, 2016. Mrs. Rieck was appointed Vice President – Regulatory Affairs in July, 2017.

James F. Schembri resigned and retired as a director of the Company on July 6, 2017. Mr. Schembri served as a director of the Company since November, 1990. Mr. Schembri’s resignation and retirement are not due to any disagreement with the Company. There are no arrangements or understandings between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

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

Business Experience. Certain information regarding the business experience of the directors, officers, significant employees and consultants of the Company are set forth below:

FRED K. SUZUKI, Jr., Chairman of the Board, President, Chief Executive Officer and Director of Research and Development. Mr. Suzuki is founder of the Company and has served as President of the Company since its inception in 1976 to August 1982 and from February 1983 to the present. He has served as Chairman of the Board of Directors of the Company since its inception to the present, and as Treasurer from its inception to October, 1984 and from July, 1991 until June, 2009. Mr. Suzuki has also served as Director of Marketing and Sales and Director of Research and Development. Mr. Suzuki is also President and Chairman of the Board of Directors of F.K. Suzuki International, Inc. ("FKSI"), and President and Chairman of the Board of Directors of Medlab Products, Inc. ("Medlab"), affiliates of the Company. Mr. Suzuki is the sole owner, President and Director of Suzuki International, Inc. ("SI"). Mr. Suzuki also served as President and Chairman of the Board of Directors of Stevia Company, Inc. (“Stevia”) until its dissolution on April 16, 1999. FKSI is a holding company of Medlab and the Company, and was a holder of a majority of the common stock of Stevia until its dissolution. As such, it has no other business operations. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Medlab is a dormant company, organized to develop, manufacture, and market scientific products. Stevia was a development company in the business of developing, manufacturing, and marketing natural sweeteners and other products derived from Stevia rebaudiana plant. SI is in the business of marketing various products. Mr. Suzuki has developed several patents or patents pending for clinical instruments and has licensed them to unaffiliated corporations. These patents do not inure to the benefit of the Company. Mr. Suzuki has developed several patents in the area of Diterpene glycosides chemistry derived from the Stevia rebaudiana plant. Mr. Suzuki has developed several patents which include liquid-conductive cooling/heating device and a fold-over cooling gel pack. Mr. Suzuki also holds patents in the area of liquid crystal chemistry. Mr. Suzuki was elected active member of The New York Academy of Sciences in 1964. Mr. Suzuki attended Roosevelt University from 1951 to 1954, where he studied Chemistry and Biology.

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

LAURENCE MEAD, Chief Operating Officer, Chief Financial Officer, Vice President – Manufacturing and Development, Chief Accounting Officer, Vice President – Regulatory Affairs, Treasurer and Director. Mr. Mead joined the production department of the Company in 1980, and served as the Company's Production Manager from 1984 until April, 1994. In April, 1994, Mr. Mead was appointed Vice President - Manufacturing. In September, 2002, Mr. Mead was appointed Chief Accounting Officer. In June, 2004, Mr. Mead was appointed Chief Operating Officer and Vice President of Product Development and served as Vice President of Product Development until June, 2014. Mr. Mead was appointed to the Company’s Board of Directors in June, 2006. In June, 2009, Mr. Mead was appointed Chief Financial Officer and Treasurer. Mr. Mead has also served as the Manager of Financial and Product Development for the Company and Vice President – Regulatory Affairs. Mr. Mead has developed several patents which include a liquid-conductive cooling/heating device and a fold-over cooling gel pack. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting.

JENNIFER A. RIECK, Vice President – Customer Service and Vice President – Regulatory Affairs. Mrs. Rieck joined the company in March, 2011. She initially served the Company as Assistant to the President relating to new business development. Her course work in biology, chemistry, physics and math allows her to comprehend and contribute in the development of new products. In November, 2012, Mrs. Rieck was appointed Vice President – Regulatory Affairs and New Business Development. In June, 2014, Mrs. Rieck was appointed Director of Marketing. In June, 2016, Mrs. Rieck was reassigned to the position of Vice President – Customer Service. In July, 2017, Mrs. Rieck was appointed Vice President – Regulatory Affairs. She works closely with customers who need technical support and with patent attorneys. She has also taken on the role of liaison between the Company and agencies such as the FDA, AABB and CAP. Mrs. Rieck has developed several patents which include a fold-over cooling gel pack. Prior to joining the Company, Mrs. Rieck taught English in South Korea from 2004 to 2005. From 2005 to 2009 she worked as a law clerk, facilities manager and office manager of Stahl Cowen Crowley Addis LLC. From 2010 to 2011 she worked as a recruiting specialist at Career Education Corporation. Mrs. Rieck received her Bachelor of Arts degree in May, 2004 from the University of Colorado, Boulder where she majored in International Affairs. She received her Master of Business Administration degree in November, 2012 from DePaul University where she focused her studies on Human Resources.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Company did not receive any reports during Fiscal 2016 required to be filed by a director, officer or beneficial owner of more than 10% of the Company’s common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company’s common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2017.

Audit Committee. The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principles and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Audit Committee also meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The Audit Committee also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual consolidated financial statements, review the unaudited quarterly financial statements of the Company, and perform other services for the Company. The Audit Committee arranges with such auditors the scope of the audit to be undertaken by them and any other services to be provided. The Audit Committee had one member, James F. Schembri, a director of the Company, until his resignation and retirement on July 6, 2017. Mr. Schembri was a financial expert and the Board of Director’s only independent director as defined in Rule 407 of Regulation SK. The Company intends to appoint another director to replace Mr. Schembri who will qualify as a financial expert and independent director under the standards applicable to the Company.

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

Director Independence. James F. Schembri was the sole independent director under the independence standards applicable to the Company’s Board of Directors and the sole independent member of the Board’s compensation and audit committees under the independence standards applicable to such committees. The Company intends to replace Mr. Schembri with an independent director under the standards applicable to the Company’s Board of Directors.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2017 and 2016 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

Summary Compensation Table:

Name and Principal Position	Year $	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation (1) $	Nonqualified deferred compensation earnings $	All Other Compensation (2) $	Total $
Fred K. Suzuki, President, Chairman of the Board, Chief Executive Officer, Director of Research and Development, and Director of Marketing	2017	$158,640	$7,392	—	—	$7,932	—	$17,800	$191,764
	2016	$155,698	$8,688	—	—	$7,785	—	$17,500	$189,671

Laurence C. Mead, Chief Operating Officer, Chief Financial Officer, Vice President/Manufacturing and Development Chief Accounting Officer and Treasurer and, Director	2017	$145,640	$7,392	—	—	$7,282	—	$16,550	$176,864
	2016	$142,279	$8,688	—	—	$7,114	—	$16,250	$174,331

___________________________

(1) Amounts represent Company’s match portion of 401(k) contribution.

(2) No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $15,300 and $15,000 in lieu of accrued vacation for Fiscal 2017 and 2016, respectively. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2017 and 2016. Mr. Mead also received $14,050 and $13,750 in lieu of accrued vacation for Fiscal 2017 and 2016, respectively.

Stock Options.

The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2017, and no such stock options were outstanding as of April 30, 2017.

Directors Compensation

The directors’ compensation is determined by the Company’s Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2017.

Directors Compensation Table

Director Name	Fees Earned or Paid in Cash ($)	Total ($)
Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer, Director of Research and Development and Director of Marketing (1)	$2,500	$2,500
James F. Schembri, Former Director	$2,500	$2,500
Lauane C. Addis, Director and Secretary	$2,500	$2,500
Laurence C. Mead, Director, Chief Operating Officer, Chief Financial Officer, Vice-President-Manufacturing and Development, Chief Accounting Officer, and Treasurer (1)	$2,500	$2,500

___________________

(1)	Does not include compensation received as an officer of the Company. See also “Summary Compensation Table” above for more information.

All officers and directors are reimbursed for out-of-pocket expenses incurred in connection with the Company's business. See "Certain Relationships and Related Party Transactions."

The Company’s 401(k) retirement plan provides for the Company to match 100% of participant contributions up to 5% of the participant’s compensation. Management of the Company believes it is important to provide a retirement plan for the benefit of its employees to retain key employees and provide its employees with retirement benefits.

Compensation Committee. The Company has a Compensation Committee of its Board of Directors. The Compensation Committee makes all decisions concerning the compensation of the officers and directors of the Company, including, but not limited to, the granting of options to acquire common stock of the Company. The members of the Compensation Committee were James F. Schembri, director of the Company, and Lauane C. Addis, director and Secretary of the Company, until Mr. Schembri’s resignation and retirement on July 6, 2017. The Company intends to appoint a replacement for Mr. Schembri who will qualify as an independent director under the standards applicable to the Company.

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

Performance of the Compensation Committee. The Compensation Committee of the Company’s Board of Directors has reviewed its performance during the fiscal year ending April 30, 2017 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter.

Executive Officer Bonus Program. Effective for the fiscal year ending April 30, 2017, the Executive Officer Bonus Program has been terminated by the Compensation Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following table sets forth information as of April 30, 2017, as to the voting securities of the Company owned by the officers and directors of the Company and by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Fred K. Suzuki 710 S. Kennicott Arlington Heights, IL 60005	5,513,470 shares of record and beneficial(1)	36.92%
Common Stock	F.K. Suzuki International, Inc. 1940 E. Devon Ave. Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial	30.02%
Common Stock	Jeanne S. Addis, Trustee of the Addis Family Equity Trust dated September 1, 2009 1819 Orleans Circle Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial(2)	30.02%
Common Stock	James F. Schembri 3565 Port Cove Dr., #73 Waterford, MI 48328	1,291,500 shares of record and beneficial(3)	8.65%
Common Stock	Mary K. Friske 940 Bradley Court Palatine, IL 60074	41,000 shares of record and beneficial(4)	.27%
Common Stock	Laurence C. Mead 1151 Warwick Cir. North Hoffman Estates, IL 60169	60,250 shares of record and beneficial(5)	.40%
Common Stock	Beverly Suzuki 710 S. Kennicott Arlington Heights, IL 60005	820,000 shares of record and beneficial(6)	5.49%
Common Stock	Jennifer A. Rieck 790 Charleston Lane Hoffman Estates, IL 60192	697,559 beneficial(7)	4.67%
Common Stock	Lauane C. Addis 1819 Orleans Circle Elk Grove Village, IL 60007	-(8)	-
Common Stock	All directors, officers and 5% owners as a group (6 members)	6,906,220	46.24%

_____________________________

(1)	Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 30% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares which are owned by FKSI and 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants.

(2)	Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated September 1, 2009, owns 28.1% of the outstanding Common Stock of FKSI, which owns 30.02% of the Common Stock of the Company. Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares owned by FKSI.

(3)	Included in the shares owned by James F. Schembri are 66,000 shares in Mr. Schembri’s individual retirement account for the benefit of Mr. Schembri.

(4)	In addition to the 41,000 Shares of outstanding common stock of the Company owned directly by Mary K. Friske, she also owns 700 shares, or approximately .7%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(5)	In addition to the 60,250 shares of outstanding common stock of the Company owned directly by Laurence C. Mead, he also owns 10,102 shares, or approximately 10%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(6)	Beverly R. Suzuki is deemed to be a beneficial owner by reason of voting and disposition control of 820,000 shares owned by her and Fred K. Suzuki as joint tenants.

(7)	Jennifer Rieck is the 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009, which owns 28.1% of the outstanding stock of FKSI, which owns 30.02% of the common stock of the Company. Jennifer Rieck as a 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of pecuniary benefit of 697,559 shares owned by FKSI.

(8)	Lauane Addis is neither a trustee nor a beneficiary under the Addis Family Equity Trust dated September 1, 2009. Thus, for purposes of this annual report on Form 10-K, Lauane Addis is not deemed to be beneficial owner by reason of either voting and disposition control or pecuniary benefit of any shares of stock in the Company.

Changes in Control. The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company. There has not been a change in the control of the Company during the last fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At April 30, 2017, F.K. Suzuki International, Inc. (“FKSI”) owed $19,699 to the Company in connection with past shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI’s capital in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2017, the Company paid $18,349 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

The discussion in Item 10 of this report regarding director independence is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Sassetti LLC served as independent auditors for the fiscal years ended April 30, 2017 and 2016, and it has acted as auditors for the Company since August 29, 2009.

Audit Fees. Fees billed by Sassetti LLC totaled $37,117 for year ended April 30, 2017. This amount includes fees for the annual audit for the fiscal year ending April 30, 2016 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2017. Fees billed by Sassetti, LLC totaled $37,700 for year ended April 30, 2016. This amount includes fees for annual audit for fiscal year ending April 30, 2015 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2016.

Audit-Related Fees. Sassetti LLC did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal year ending April 30, 2017 Sassetti LLC billed the Company $4,000 and $3,950 during fiscal year ending April 30, 2016 for professional fees related to tax services rendered to the Company.

All Other Fees. Sassetti LLC did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company’s Audit Committee is required to approve all non-audit services to be performed by the Company’s auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company’s fiscal year ending April 30, 2017 and April 30, 2016 was compatible with maintaining the independence of the Company’s auditors. The Audit Committee has made a determination that the independence of Sassetti LLC will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2017 and April 30, 2016, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

Balance sheets for April 30, 2017 and 2016.

Statements of Income for the fiscal years ending April 30, 2017 and 2016.

Statements of Shareholders' Equity for the fiscal ending years April 30, 2017 and 2016.

Statements of Cash Flows for fiscal years ending April 30, 2017 and 2016.

Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

No financial schedules for the fiscal years ending April 30, 2017 and 2016 are submitted.

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

(a) Amended and Restated Code of Ethics of Biosynergy, Inc., adopted as of June 28, 2016(3).

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

(2) Incorporated by reference to the Company's Current Report filed on Form 8-K with the Securities and Exchange Commission as of July 2, 2009.

(3) Incorporated by reference to the Company’s Annual Report Amendment No. 1 on Form 10-K/A for fiscal year ended April 30, 2016, and filed with the Securities and Exchange Commission as of August 17, 2016.

(b) Reports on Form 8K. No current reports on Form 8K were filed or were required to be filed during the last quarter covered by this report. However, a current report on Form 8K was filed on July 11, 2017 relating to the resignation and retirement of James F. Schembri as a director of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: BIOSYNERGY, INC.

/s/ Fred K. Suzuki	July 28, 2017
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki	July 28, 2017
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

/s/ Lauane C. Addis	July 28, 2017
Lauane C. Addis, Secretary and Director	Date

Biosynergy, Inc.

Financial Statements for the

Years Ended April 30, 2017 and 2016

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

Certified Public Accountants

The Board of Directors

Biosynergy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2017 and 2016 and the related statements of income, stockholders' equity, and cash flows for the years then ended.  Biosynergy’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sassetti LLC

July 28, 2017

Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

1

Biosynergy, Inc.

Balance Sheets

April 30, 2017 and 2016

EXHIBIT A

Assets

	April 30, 2017	April 30, 2016

Current assets
Cash	$1,040,582	$1,091,649
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 in both 2017 and 2016)	267,545	192,051
Inventories	186,312	108,960
Prepaid expenses	32,165	25,958
Total Current Assets	1,526,604	1 ,418,618

Equipment and leasehold improvements
Equipment	201,764	198,640
Leasehold improvements	23,447	20,022
	225,211	218,662
Less accumulated depreciation and amortization	205,326	203,276
Total equipment and leasehold improvements net	19,885	15,386

Other Assets
Patents less accumulated amortization	70,372	79,057
Pending patents	69,420	60,788
Deposits	5,937	5,937
Total other assets	145,729	145,782

	$1,692,218	$1,579,786

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Balance Sheets

April 30, 2017 and 2016

EXHIBIT A

Liabilities and Stockholders’ Equity

	April 30, 2017	April 30, 2016

Current liabilities
Accounts payable	$3,842	$4,595
Accrued compensation and payroll taxes	42,472	39,206
Other accrued liabilities	3,589	3,545
Accrued vacation	21,795	21,835
Total current liabilities	71,698	69,181

Deferred income taxes	34,800	32,110

Stockholders’ equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares as of April 30, 2017 and 2016	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	944,431	837,206
Total stockholders' equity	1,585,720	1,478,495

	$1,692,218	$1,579,786

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Income

Years Ended April 30, 2017 and 2016

EXHIBIT B

	April 30
	2017	2016

Net sales	$1,292,569	$1,337,952
Cost of sales	376,306	414,794
Gross profit	916,263	923,158
Operating expenses
Marketing	190,536	199,183
General and administrative	416,258	421,373
Research and development	160,878	157,444
Total operating expenses	767,672	778,000

Income from operations	148,591	145,158
Other income
Interest income	407	411
Other income	1,920	1,920
Total other income	2,327	2,331

Net income before income taxes	150,918	147,489

Provision for income taxes	43,693	41,215
Net income	$107,225	$106,274

Net income per common share - basic and diluted	$0.007	$0.007
Weighted-average shares of common stock outstanding - basic and diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Stockholders’ Equity

Years Ended April 30, 2017 and 2016

EXHIBIT C

	Common Stock
	Shares	Amount	Other and Related Receivable	Retained Earnings	Total

Balance April 30, 2015	14,935,511	$660,988	$(19,699)	$730,932	$1,372,221
Net Income	—	$—	$—	$106,274	$106,274
Balance April 30, 2016	14,935,511	$660,988	$(19,699)	$837,206	$1,478,495
Net Income	—	$—	$—	$107,225	$107,225
Balance April 30, 2017	14,935,511	$660,988	$(19,699)	$944,431	$1,585,720

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Cash Flows

Years Ended April 30, 2017 and 2016

EXHIBIT D

	Years Ended April 30
	2017	2016
Cash flows from operating activities
Net income	$107,225	$106,274
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	17,750	16,683
Deferred income taxes	2,690	—
Changes in assets and liabilities
Accounts receivable	(75,494)	(29,063)
Inventories, prepaid expenses and other	(83,559)	47,000
Accounts payable and accrued expenses	2,517	(7,061)
Total adjustments	(136,096)	27,559

Net cash (used in) provided by operating activities	(28,871)	133,833

Cash flow from investing activities
Purchase of equipment	(13,564)	(1,123)
Patents and patents pending	(8,632)	(16,838)

Net cash used in investing activities	(22,196)	(17,961)

Increase (decrease) in cash	(51,067)	115,872
Cash beginning of year	1,091,649	975,777
Cash end of year	$1,040,582	$1,091,649

Supplemental disclosure of cash flow information
Income taxes paid	$46,400	$37,800
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for about 90% of sales for the years ended April 30, 2017 and 2016. The products are sold to hospitals, clinical end users, laboratories and product dealers primarily located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash

The Company maintains all of its cash in bank deposit accounts, which at times may exceed federally insured limits. No losses have been experienced on such accounts. All cash is held with Bank of America, N.A., JPMorgan Chase Bank, N.A., and BMO Harris, N.A.

Receivables

Receivables are carried at original invoice less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts by reviewing and identifying troubled accounts on a periodic basis by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding beyond the stipulated due date. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Inventories

Inventories are valued using the FIFO (first-in, first-out) method at the lower of cost or market.

Depreciation and Amortization

Equipment and leasehold improvements are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred. Renewals and betterments, which significantly extend the useful lives of existing equipment, are capitalized. Significant leasehold improvements are capitalized and amortized over ten years or the term of the lease, if shorter. Equipment is depreciated over three to ten years.

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filing, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. Management does not believe that there are any uncertain tax positions as of April 30, 2017.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the years ended April 30, 2017 and 2016 as there are no common stock equivalents.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2017 and 2016, approximates their carrying value.

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment and an international segment. The international segment operations are immaterial.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company will adopt ASU 2015-17 during the year ended April 30, 2018, on a retrospective basis. The effect of the change is not material.

On February 25, 2016, the FASB issued Topic 842, Leases. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. At inception, a lessee must classify all leases as either finance or operating. The Company intends to adopt Topic 842 upon extension of the current lease for its facilities in Elk Grove Village or upon entering into a new lease agreement for alternative facilities on or about May 1, 2018. The Company is investigating the effect of adoption of Topic 842 on its results of operations and financial condition. However, it is not anticipated that adoption of Topic 842 will have a material impact on the results of operations or financial condition of the Company.

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

Note 3 - Inventories

Inventories consist of the following:

	2017	2016

Raw Materials	$142,713	$83,231
Work-in-process	16,752	16,303
Finished goods	26,847	9,426

	$186,312	$108,960

Note 4 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2017 and 2016 are as follows:

	2017	2016
Total deferred tax liabilities
Patents	$38,996	$38,330
Prepaid and other	$7,671	$7,012
	46,667	45,342

Total deferred tax assets
Accrued vacation pay	(7,070)	(7,084)
Equipment and leaseholds	(2,290)	(4,488)
Other	(2,507)	(1,660)
	(11,867)	(13,232)

Net deferred income tax liabilities	$34,800	$32,110

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

Note 4 - Income Taxes (Continued)

The provision for income taxes consists of the following components:

	2017	2016
Current
Federal	$30,758	$30,695
State	10,245	10,520
	41,003	41,215

Deferred	2,690	—
	$43,693	$41,215

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended April 30,
	2017	2016

U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of federal tax benefit	6.0	6.0
Effect of graduated federal tax rates and other	(11.05)	(12.06)

Effective tax rate	28.95%	27.94%

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2017:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0%	—%	100%
Fred K. Suzuki, Officer	4.1	30.0	—
Jeanne S. Addis, as Trustee	—	28.1	—
James F. Schembri, Director	8.6	—	—
Mary K. Friske, Officer	0.3	0.7	—
Laurence C. Mead, Officer	0.4	10.0	—
Beverly R. Suzuki	2.7	—	—
Lauane C. Addis, Officer	—	—	—

Note 5 - Related Party Transactions (Continued)

As of April 30, 2017 and 2016, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance of $19,699 was reclassified as a contra equity account.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were $18,349 and $17,984 for the years ended April 30, 2017 and 2016, respectively.

Note 6 - Lease Commitments

In January 2016, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of April 30, 2017, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:

2018	89,275

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses. Rent expense was $86,700 for fiscal years ended April 30, 2017 and 2016.

Note 7 – Customer Concentrations

Shipments to one customer amounted to approximately 27.5% and 28.3% of sales in fiscal years 2017 and 2016, respectively. As of April 30, 2017 and 2016, there were outstanding accounts receivable from this customer of approximately $69,190 and $73,031, respectively.

Shipments to another customer accounted for 37.4% and 37.5% of sales in fiscal years 2017 and 2016, respectively. As of April 30, 2017 and 2016, there were outstanding accounts receivable from this customer of approximately $152,443 and $60,497, respectively.

Note 7 – Customer Concentrations (continued)

The Company had export sales of $53,055 during the last fiscal year, and export sales of $49,240 during the fiscal year ending in 2016. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Note 8 – Employee Benefit Plan

The Company sponsors a 401(k) plan for all full-time employees. Under the plan, a participant may elect to defer compensation (up to allowable limits). The Company's discretionary matching contributions for the years ended April 30, 2017 and 2016 were $26,274 and $25,818, respectively.

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

Dated: July 28, 2017

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

Dated: July 28, 2017

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2017, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2017, and for the period then ended.

Biosynergy, Inc.

Dated: July 28, 2017

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2017, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2017, and for the period then ended.

Biosynergy, Inc.

Dated: July 28, 2017

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer