Form 10-Q
period 2017-07-31
BIOSYNERGY INC
filed 2017-09-13
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Emerging growth company ______

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2017: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

Assets

	July 31, 2017	April 30, 2017
Unaudited	Audited
Current Assets
Cash	$1,112,460	$1,040,582
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 at July 31, 2017 and April 30, 2017	213,281	267,545
Inventories	155,471	186,312
Prepaid expenses	35,749	32,165
Total Current Assets	1,516,961	1,526,604

Equipment and leasehold improvements
Equipment	201,764	201,764
Leasehold improvements	23,447	23,447
	225,211	225,211
Less accumulated depreciation and amortization	(207,905)	(205,326)
Total Equipment and Leasehold Improvements Net	17,306	19,885

Other Assets
Patents less accumulated amortization	68,201	70,372
Pending patents	69,420	69,420
Deposits	5,937	5,937
Total Other Assets	143,558	145,729

	$1,677,825	$1,692,218

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Shareholders’ Equity

	July 31, 2017	April 30, 2017
Unaudited	Audited
Current Liabilities
Accounts payable	$21,034	$3,842
Accrued compensation and payroll taxes	14,149	42,472
Accrued vacation	27,351	21,795
Other accrued liabilities	1,931	3,589
Total Current Liabilities	64,465	71,698

Deferred Income Taxes	34,800	34,800

Shareholder's Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at July 31, 2017 and April 30, 2017	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	937,271	944,431
Total Shareholders' Equity	1,578,560	1,585,720

	$1,677,825	$1,692,218

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	July 31
	2017	2016

Net sales	$302,904	$290,047
Cost of sales	98,236	91,231
Gross profit	204,668	198,816
Operating expenses
Marketing	45,574	47,721
General and administrative	129,443	127,002
Research and development	40,667	42,197
Total Operating Expenses	215,684	216,920

Loss from operations	(11,016)	(18,104)
Other income
Interest income	108	107
Other income	480	480
Total Other Income	588	587

Net loss before income taxes	(10,428)	(17,517)

Provision (benefit) for income taxes	(3,268)	(5,474)
Net loss	$(7,160)	$(12,043)

Net loss per common share - basic and diluted	$(.0005)	$(.001)
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2017

Unaudited

	Common Stock
	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2017	14,935,511	$660,988	$(19,699)	$944,431	$1,585,720

Net Loss	—	—	—	$(7,160)	$(7,160)
Balance, July 31, 2017	14,935,511	$660,988	$(19,699)	$937,271	$1,578,560

 The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended July 31
	2017	2016
Cash flows from operating activities
Net loss	$(7,160)	$(12,043)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	4,750	4,270
Changes in assets and liabilities
Accounts receivable	54,264	61,173
Inventories	30,841	(18,179)
Prepaid expenses and other	(3,584)	(9,455)
Accounts payable and accrued expenses	(7,233)	14,844
Total adjustments	79,038	52,653

Net cash provided by operating activities	71,878	40,610

Cash flows from investing activities
Purchase of equipment	—	(3,312)

Net cash used in investing activities	—	(3,312)

Increase in cash and cash equivalents	71,878	37,298
Cash beginning period	1,040,582	1,091,649
Cash ending period	$1,112,460	$1,128,947

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2017 Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2017 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 91.02% of the sales during the quarter ending July 31, 2017 and 90.16% during the quarter ending July 31, 2016. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $2,579 and $2,099 for the three month periods ending July 31, 2017 and 2016, respectively.

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

Patent amortization expense for the three months ended July 31, 2017 was $2,171 and 2016 was $2,171. Patents relate to products that have been developed and by the Company. Patents pending relate to products under development.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the three month periods ending July 31, 2017 and 2016, there were no differences between the Company’s net income and comprehensive income.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes related primarily to differences in the methods of accounting for patents, inventories, certain accrued expenses and bad debt expenses for financial and income tax reporting purposes. The deferred income taxes represent the future tax consequences of those differences, which will be taxable in the future. The Company implemented ASU 2015-17 during the quarter ended July 31, 2017 on a retrospective basis, and have classified their deferred tax liabilities as non-current.

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

The (benefit) provision for income taxes consists of the following components for the three month periods ended July 31:

	2017	2016
Current
Federal	$(2,460)	$(4,117)
State	(808)	(1,357)
Provision (Benefit) for Income Taxes	$(3,268)	$(5,474)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended July 31,
	2017	2016
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Adjustment for prior year estimates	—	—
Effect of graduated federal tax rates	(7.66)	(7.75)
Effective Tax Rate	31.34%	31.25%

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

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contract with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2015-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2015-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard as of May 1, 2018.

Note 3 – Inventories

Components of inventories are as follows:

	July 31, 2017	April 30, 2017

Raw materials	$117,189	$142,713
Work-in-process	19,887	16,752
Finished goods	18,395	26,847
	$155,471	$186,312

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2017:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Lauane C. Addis, Officer	—	—	—
Jeanne S. Addis, Trustee	—	28.1	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	10.0	—
Beverly R. Suzuki	2.7	—	—

As of July 31, 2017, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $13,485 and $9,665 for the three months ended July 31, 2017 and 2016 respectively.

Note 6 – Lease Commitments

In January 2015, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of July 31, 2017, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:
2018	66,956

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses.

Note 7 – Customer Concentrations

Shipments to one customer amounted to 28.65% of sales during the first three months of Fiscal 2018 compared to 29.42% during the comparative Fiscal 2017 period. As of July 31, 2017, there were outstanding accounts receivable from this customer of $59,526 compared to $56,432 at July 31, 2016. Shipments to another customer amounted to 33.85% of sales during the first three months of Fiscal 2018 and 29.17% of sales during the first three months of Fiscal 2017. As of July 31, 2017, there were outstanding accounts receivable from this customer of $109,008 compared to $35,497 at July 31, 2016.

The Company had export sales of $8,650 during the first three months of Fiscal 2018, and export sales of $20,460 during the first three months of Fiscal 2017. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales/Revenues

For the three month period ending July 31, 2017 (“1st Quarter”), the net sales increased 4.43%, or $12,857, as compared to net sales for the comparative three month period ending in 2016. The increase in net sales during the 1st Quarter was primarily due to an increase in sales of HemoTemp® and HemoTemp® II. During the 1st Quarter, sales of HemoTemp® II increased by $14,200 resulting in higher net sales overall. As of July 31, 2017, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $480 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $108.

Costs and Expenses

General

The operating expenses of the Company during the 1st Quarter decreased overall by 0.57%, or $1,236, as compared to the three month period ending July 31, 2016, primarily due to a decrease in marketing expenses and research and development costs.

Cost of Sales

The cost of sales during the 1st Quarter increased by $7,005 as compared to these expenses during the three month period ending July 31, 2017. This increase was due primarily due to higher salaries and outgoing freight expenses. As a percentage of sales, the cost of sales was 32.43% during the 1st Quarter and 31.45% for the three month period ending July 31, 2016. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

During the quarter ending July 31, 2016, the Company incurred engineering costs for improvements to the Company’s HemoTemp II® Activator. Since such engineering costs were not incurred in the 1st Quarter, Research and Development costs for the 1st Quarter decreased by $1,530, or 3.76%, as compared to the same quarter in fiscal 2016. The Company is continuing research intended to improve and expand the Company’s current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

Marketing Expenses

Marketing expenses for the 1st Quarter decreased by $2,147 or 4.71%, as compared to the quarter ending July 31, 2016. The decrease was primarily due to a decrease in acquiring artwork for promotional materials.

General and Administrative Expenses

General and administrative costs for the 1st Quarter increased by $2,441, or 1.92%, as compared to the 3 month period ending July 31, 2016. This increase was primarily the result of an increase in legal fees and general insurance costs. Except for unforeseen expenses and normal increases in employee costs, it is unlikely general and administrative expenses will materially change during Fiscal 2018.

Net Income (Loss)

The Company realized a net loss of $7,160 during the 1st Quarter as compared to a net loss of $12,043 for the comparative quarter of the prior year. The losses during the first quarter of the past two years are primarily due to the accounting and legal fees expensed in such respective quarters for the year-end audit and filing of the Company’s 10-K for the previous year.

Assets/Liabilities

General

Since April 30, 2017, the Company’s assets have decreased by $14,393 and liabilities have decreased by $7,233. The decrease in assets is due to a decrease in accounts receivable and inventories offset by an increase in cash. The decrease in liabilities (primarily accrued compensation and payroll taxes and accounts payable) is due to the timing of employee expenses and payment of accounts payable in the ordinary course of business.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2017 and April 30, 2017. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $13,485 and $9,665 at July 31, 2017 and 2016, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 23.53 to 1, has increased compared to 21.29 to 1 at April 30, 2017, primarily due to lower current liabilities. This increase is not indicative of a material change in the financial condition of the Company, but rather a normal fluctuation due to the timing of payment of vendors and compensation of employees. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must return to profitability.

The decrease in liabilities was due primarily to a decrease in accrued compensation and payroll taxes during the 1st Quarter related to timing of employee compensation and payroll taxes.

Liquidity and Capital Resources

During the 1st Quarter, the Company experienced a decrease in working capital of $2,410. This was primarily due to a decrease in accounts receivable and an increase in accounts payable during the 1st Quarter.

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

The Company presently grants payment terms to customers and dealers. Although the Company experiences varying collection periods of its accounts receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $71,878 during the three month period ending July 31, 2017. There was no cash used in investing activities. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2017.

As of July 31, 2017, the Company had $1,516,961 of current assets available. Of this amount, $35,749 was prepaid expenses, $155,471 was inventory, $213,281 was net trade receivables and $1,112,460 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending July 31, 2017 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending July 31, 2017, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2017 or during the first quarter of Fiscal 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

(a)       As of the end of the Company’s Fiscal Quarter ending July 31, 2017, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)       As of the end of the Company’s Fiscal Quarter ending July 31, 2017, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4.	Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5.	Other Information.

(a)       The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)       During the Fiscal Quarter ending July 31, 2017, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date September 13, 2017	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date September 13, 2017	/s/ Laurence C. Mead
Laurence C. Mead Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer