Form 10-Q
period 2017-10-31
BIOSYNERGY INC
filed 2017-12-15
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2017: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

ASSETS

	October 31, 2017	April 30, 2017
	Unaudited	Audited
Current Assets
Cash	$ 1,106,992	$ 1,040,582
Trade accounts receivable (net of allowance for doubtful accounts of $500 at October 31, 2017 and April 30, 2017	234,585	267,545
Inventories	161,480	186,312
Prepaid expenses	27,398	32,165
Total Current Assets	1,530,455	1,526,604

Equipment and leasehold improvements
Equipment	201,764	201,764
Leasehold improvements	23,447	23,447
	225,211	225,211
Less accumulated depreciation and amortization	(210,393)	(205,326)
Total Equipment and Leasehold Improvements Net	14,818	19,885

Other Assets
Patents less accumulated amortization	66,029	70,372
Patents pending	69,420	69,420
Deposits	5,937	5,937
Total Other Assets	141,386	145,729

	$ 1,686,659	$ 1,692,218

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

Liabilities and Shareholders’ Equity

	October 31, 2017	April 30, 2017
	Unaudited	Audited
Current Liabilities
Accounts payable	$ 6,292	$ 3,842
Accrued compensation and payroll taxes	4,844	42,472
Other accrued liabilities	1,287	3,589
Accrued vacation	30,415	21,795
Total Current Liabilities	42,838	71,698

Deferred Income Taxes	34,800	34,800

Shareholders’ Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at October 31, 2017 and April 30, 2017	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	967,732	944,431
Total Shareholders' Equity	1,609,021	1,585,720

	$ 1,686,659	$ 1,692,218

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2017	2016	2017	2016

Net sales	$ 320,515	$ 350,346	$ 623,419	$ 640,393
Cost of sales	88,976	95,947	187,212	187,177
Gross profit	231,539	254,399	436,207	453,216
Operating expenses
Marketing	47,961	45,858	93,535	93,579
General and administrative	94,653	86,472	224,096	213,474
Research and development	49,898	37,694	90,565	79,891
Total Operating Expenses	192,512	170,024	408,196	386,944

Income from operations	39,027	84,375	28,011	66,272
Other income
Interest income	107	107	215	214
Other income	480	480	960	960
Total Other Income	587	587	1,175	1,174

Net income before income taxes	39,614	84,962	29,186	67,446

Provision for income taxes	9,153	26,463	5,885	20,989
Net income	$ 30,461	$ 58,499	$ 23,301	$ 46,457

Net income per common share - basic and diluted	$ 0.002	$ 0.004	$ 0.002	$ 0.003
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2017

(Unaudited)

	Common Stock
	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2017	14,935,511	$ 660,988	$ (19,699)	$ 944,431	$ 1,585,720

Net income	-	-	-	23,301	23,301
Balance, October 31, 2017	14,935,511	$ 660,988	$ (19,699)	$ 967,732	$ 1,609,021

 The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31
	2017	2016
Cash flows from operating activities
Net income	$ 23,301	$ 46,457
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	9,410	8,346
Changes in assets and liabilities
Accounts receivable	32,960	5,152
Inventories	24,832	(51,098)
Prepaid expenses and other	4,767	8,527
Accounts payable and accrued expenses	(28,860)	(4,333)
Total adjustments	43,109	(33,406)

Net cash provided by operating activities	66,410	13,051

Cash flows from investing activities
Patents and patents pending	-	(8,632)
Purchase of equipment	-	(3,312)

Net cash used in investing activities	-	(11,944)

Increase in cash and cash equivalents	66,410	1,107
Cash beginning period	1,040,582	1,091,649
Cash ending period	$ 1,106,992	$ 1,092,756

Supplemental cash flow information
Interest paid	$ -	$ -
Income taxes paid	$ 11,000	$ 19,100

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2017 Annual Report on Form 10-K. The results of operations for the six months ended October 31, 2017 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 92.5% of the sales during the quarter ending October 31, 2017 and 91.8% during the six month period ending October 31, 2017. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation and Amortization

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $5,067 and $4,004 for the six month period ending October 31, 2017 and 2016, respectively.

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

Patent amortization expense for the six months ended October 31, 2017 and 2016 was $4,343, respectively. Patents relate to products that have been developed by the Company. Patents pending relate to products under development.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the quarter endings and six month periods ending October 31, 2017 and 2016, there were no differences between the Company’s net income and comprehensive income.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes related primarily to differences in the methods of accounting for patents, inventories, certain accrued expenses and bad debt expenses for financial and income tax reporting purposes. The deferred income taxes represent the future tax consequences of those differences, which will be taxable in the future. The Company implemented ASU 2015-17 during the quarter ended October 31, 2017 on a retrospective basis, and have classified their net deferred tax liabilities as non-current.

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filed, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

The provision for income taxes consists of the following components for the six months ended October 31:

	2017	2016
Current
Federal	$4,431	$15,762
State	1,454	5,227
Provision for Income Taxes	$5,885	$20,989

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended October 31,
	2017	2016
U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Effect of graduated federal tax rates	(7.64)	(7.9)
Effective Tax Rate	31.36%	31.1%

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Certification (ASC). Except for the ASUs listed below, there have been a number of ASUs to date that amend the original text of ASCs. Those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

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

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contract with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 and subsequent amendments supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standards as of May 1, 2018.

Note 3 – Inventories

Components of inventories are as follows:

	October 31, 2017 _____________	April 30, 2017 __________

Raw materials	$ 111,964	$142,713
Work-in-process	25,375	16,752
Finished goods	24,141	26,847
	$161,480	$186,312

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2017:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	- %	100.0%
Fred K. Suzuki, Officer	4.1	30.0	-
Lauane C. Addis, Officer	-	-	-
Jeanne S. Addis, Trustee	-	28.1	-
Mary K. Friske, Officer	.3	.7	-
Laurence C. Mead, Officer	.4	10.0	-
Beverly K. Suzuki	2.7	-	-

As of October 31, 2017, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $19,421 and $13,765 for the six months ended October 31, 2017 and 2016, respectively.

Note 6 – Lease Commitments

In January 2015, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of October 31, 2017, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:
2018	44,637

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses.

Note 7 – Customer Concentrations

Shipments to one customer amounted to 29.58% of sales during the first six months of Fiscal 2018 compared to 28.36% during the comparative Fiscal 2017 period. As of October 31, 2017, there were outstanding accounts receivable from this customer of $66,320 compared to $68,616 at October 31, 2016. Shipments to another customer amounted to 35.53% of sales during the first six months of Fiscal 2018 and 34.85% of sales during the first six months of Fiscal 2017. As of October 31, 2017, there were outstanding accounts receivable from this customer of $130,456 compared to $71,141 at October 31, 2016.

The Company had export sales of $24,960 during the first six months of Fiscal 2018, and export sales of $16,310 during the Quarter ending October 31, 2017. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending October 31, 2017 (“2nd Quarter”), the net sales decreased 8.50%, or $29,831, and decreased 2.65%, or $16,974, during the six month period ending October 31, 2017, as compared to net sales for the comparative periods ending in 2016. This decrease in sales is primarily the result of a decrease in the sales of HemoTemp II and HemoTemp II Activators. As of October 31, 2017, the Company had no back orders.

In addition to the above, the Company had $587 and $1,175 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the three and the six month periods ending October 31, 2017, respectively.

Costs and Expenses

General

The operating expenses of the Company during the 2nd Quarter increased overall by 13.23%, or 22,488, and increased by 5.49%, or $21,252, for the six month period ending October 31, 2017, as compared to the same periods ending in 2016. The increase during the 2nd Quarter and for the six month period ending October 31, 2017 was due to chemical waste disposal fees, increased legal fees and increased insurance costs.

Cost of Sales

The overall cost of sales during the 2nd Quarter decreased by $6,971 and increased by $35 during the six month period ending October 31, 2017 as compared to the same periods ending in 2016. The decrease for the 2nd Quarter ending was a result of lower cost of raw materials used due to lower sales. For the six months ended October 31, 2017, the increase was a result of higher manufacturing labor cost offset by lower cost of raw materials used due to lower sales. As a percentage of sales, the cost of sales were 27.76% during the 2nd Quarter and 27.39% for the comparative quarter ending in 2016; and 30.00% during the six month period ending October 31, 2017 compared to 29.22% in 2016. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $12,204, or 32.38%, during the 2nd Quarter as compared to the same quarter in 2016. These costs increased by $10,674, or 13.36%, during the six month period ending October 31, 2017 as compared to the same period in 2016. This increase was primarily due to the cost of chemical waste disposal.

Marketing Expenses

Marketing expenses for the 2nd Quarter increased by $2,103, or 4.59%, as compared to the quarter ending October 31, 2016 and decreased by $44, during the six month period ending October 31, 2017 compared to the six-month period ending October 31, 2016. The change in marketing expenses for the six-month period ending October 31, 2017 compared to the six-month period ending October 31, 2016 was not material or related to any one expense item.

General and Administrative Expenses

General and administrative costs increased by $8,181, or 9.46%, in the 2nd Quarter, and increased by $10,622, or 4.97%, during the six month period ending October 31, 2017, as compared to the same periods in 2016. This overall increase for the six months ending October 31, 2017 was due primarily to insurance premiums and higher legal fees. Except for unforeseen items and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2018.

Net Income

The Company realized a net income of $30,461 during the 2nd Quarter as compared to a net income of $58,499 for the comparative quarter in the prior year. The Company also realized a net income of $23,301 for the six month period ending October 31, 2017 as compared to a net income of $46,457 during the same period in 2016. The decrease in net income is a result of a decrease in net sales and an increase in legal fees, insurance premiums and chemical license disposal fees.

Assets/Liabilities

General

Since April 30, 2017, the Company's assets have decreased by $5,559 and liabilities have decreased by $28,860. Although cash has increased, there was a decrease in accounts receivables, inventories, and prepaid expenses. The decrease in liabilities is primarily due to a decrease in accrued compensation and payroll taxes.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2017 and April 30, 2017. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company is classified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $19,421 and $13,765 for the six months ended October 31, 2017 and 2016, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 35.73% to 1, has increased compared to 21.29 to 1 at April 30, 2017. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2017, the Company experienced an increase in working capital of $32,711. This is primarily due to the Company’s decrease in liabilities, primarily to a decrease in accrued compensation and payroll taxes during the second quarter related to timing of employee compensation and payroll taxes sustained during the six month period ending October 31, 2017.

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

The cash provided by operating activities was $66,410 during the six month period ending October 31, 2017. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing or investing activities during the six month period ending October 31, 2017.

As of October 31, 2017, the Company had $1,530,455 of current assets available. Of this amount, $27,398 was prepaid expenses, $161,480 was inventory, $234,585 was net trade receivables and $1,106,992 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2017 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2017, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2017 or during the second quarter of Fiscal 2018.

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

(b)       During the Fiscal Quarter ending October 31, 2017, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date December 15, 2017	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date December 15, 2017	/s/ Laurence C. Mead
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

Dated: December 15, 2017

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

Dated: December 15, 2017

/s/ Laurence C. Mead
Laurence C. Mead
Vice President/Manufacturing and Development, Chief Financial Officer and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)       the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2017, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki
Chairman of the Board, Chief Executive Officer and President

Dated: December 15, 2017

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending October 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)       the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of October 31, 2017, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead
Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: December 15, 2017