Form 10-Q
period 2018-01-31
BIOSYNERGY INC
filed 2018-03-19
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2018: 14,935,511

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

ASSETS

	January 31, 2018 Unaudited	April 30, 2017 Audited
Current Assets
Cash	$ 1,132,692	$ 1,040,582
Accounts receivable, trade (net of allowance for doubtful accounts of $500 at January 31, 2018 and April 30, 2017	230,274	267,545
Inventories	133,939	186,312
Prepaid expenses	52,233	32,165
Total Current Assets	1,549,138	1,526,604

Equipment and leasehold improvements
Equipment	201,764	201,764
Leasehold improvements	23,447	23,447
	225,211	225,211
Less accumulated depreciation and amortization	(212,882)	(205,326)
Total Equipment and Leasehold Improvements Net	12,329	19,885

Other Assets
Patents less accumulated amortization	63,858	70,372
Pending patents	69,420	69,420
Deposits	5,937	5,937
Total Other Assets	139,215	145,729

	$ 1,700,682	$ 1,692,218

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS EQUITY

	January 31, 2018 Unaudited	April 30, 2017 Audited
Current Liabilities
Accounts payable	$ 12,835	$ 3,842
Accrued compensation and payroll taxes	18,903	42,472
Other accrued liabilities	1,369	3,589
Accrued Vacation	18,656	21,795
Total Current Liabilities	51,763	71,698

Deferred Income Taxes	34,800	34,800

Shareholder's Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at January 31, 2018 and April 30, 2017	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	972,830	944,431
Total Shareholders' Equity	1,614,119	1,585,720

	$ 1,700,682	$ 1,692,218

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2018	2017	2018	2017

Net sales	$ 309,653	$ 342,320	$ 933,072	$ 982,713
Cost of sales	115,861	89,898	303,072	277,075
Gross profit	193,792	252,422	630,000	705,638
Operating expenses
Marketing	47,820	45,821	141,355	139,400
General and administrative	96,472	92,325	320,568	305,799
Research and development	43,038	41,856	133,603	121,747
Total Operating Expenses	187,330	180,002	595,526	566,946

Income from operations	6,462	72,420	34,474	138,692
Other income
Interest income	89	98	304	313
Other income	480	480	1,440	1,440
Total Other Income	569	578	1,744	1,753

Net income before income taxes	7,031	72,998	36,218	140,445

Provision for income taxes	1,934	23,392	7,819	44,381
Net income	$ 5,097	$ 49,606	$ 28,399	$ 96,064

Net income per common share - basic and diluted	$ .000	$ .003	$ .002	$ .006
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS EQUITY

Nine Months Ended January 31, 2018

(Unaudited)

	Common Stock
	Shares	Amount	Other and Related Receivable	Retained Earnings	Total
Balance, May 1, 2017	14,935,511	$ 660,988	$ (19,699)	$ 944,431	$ 1,585,720

Net income	-	-	-	28,399	28,399

Balance, January 31, 2018	14,935,511	$ 660,988	$ (19,699)	$ 972,830	$ 1,614,119

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31
	2018	2017
Cash flows from operating activities
Net income	$ 28,399	$ 96,064
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	14,070	12,894
Changes in assets and liabilities
Accounts receivable	37,271	(80,048)
Inventories	52,373	(76,193)
Prepaid expenses and other	(20,068)	(6,733)
Accounts payable and accrued expenses	(19,935)	(756)
Total adjustments	63,711	(150,836)

Net cash (used in) provided by operating activities	92,110	(54,772)

Cash flow from investing activities
Patents and patents pending	---	(8,632)
Purchase of equipment	---	(6,737)

Net cash used in investing activities	---	(15,369)

Increase (decrease) in cash and cash equivalents	92,110	(70,141)
Cash beginning period	1,040,582	1,091,649
Cash ending period	$ 1,132,692	$ 1,021,508

Supplemental cash flow information
Interest paid	$ -	$ -
Income taxes paid	$ 21,300	$ 29,400

The accompanying notes are an integral part of the financial statements.

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2017 Annual Report on Form 10-K. The results of operations for the nine months ended January 31, 2018 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for approximately 91.03% of the sales during the quarter ending January 31, 2018 and 92.18% during the nine month period ending January 31, 2018. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $7,556 and $6,380 for the nine month periods ending January 31, 2018 and 2017, respectively.

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

Patent amortization expense for both the nine months ended January 31, 2018 and 2017 was $6,514. Patents related to products that have been developed by the Company. Patents pending relate to products under development.

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

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the three and nine month periods ending January 31, 2018 and 2017, there were no differences between the Company’s net income and comprehensive income.

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes related primarily to differences in the methods of accounting for patents, inventories, certain accrued expenses and bad debt expenses for financial and income tax reporting purposes. The deferred income taxes represent the future tax consequences of those differences, which will be taxable in the future. The Company implemented ASU 2015-17 during the quarter ended October 31, 2017 on a retrospective basis, and has classified its net deferred tax liabilities as non-current.

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filed, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction has been applied in the provision for income tax calculation below and did not result in a material change to the deferred tax liability for the quarter ended January 31 2018.

The provision for income taxes consists of the following components for the nine months ended January 31:

	2018	2017
Current
Federal	$ 5,012	$ 33,496
State	2,807	10,885
Provision for Income Taxes	$ 7,819	$ 44,381

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Nine Months ended January 31,
	2018	2017
U.S. federal statutory tax rate	29.7%	34.0%
State income tax expense, net of Federal tax benefit	5.0	5.0
Effect of graduated federal tax rates and other	(13.1)	(7.4)
Effective Tax Rate	21.6%	31.6%

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

Note 3 – Inventories

Components of inventories are as follows:

	January 31, 2018	April 30, 2017

Raw materials	$106,194	$142,713
Work-in-process	15,742	16,752
Finished goods	12,003	26,847
	$133,939	$186,312

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2018:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	- %	100.0%
Fred K. Suzuki, Officer	4.1	30.0	-
Lauane C. Addis, Officer	-	-	-
Jeanne S. Addis, Trustee	-	28.1	-
Mary K. Friske, Officer	.3	.7	-
Laurence C. Mead, Officer	.4	10.0	-
Beverly K. Suzuki, Officer	2.7	-	-

As of January 31, 2018, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $21,988 and $15,848 for the nine months ended January 31, 2018 and 2017, respectively.

Note 6 – Lease Commitments

In January 2015, the Company entered into a three-year lease agreement for its current facilities, which expires on April 30, 2018. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of January 31, 2018, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:

2018	22,319

Also included in the lease agreement are escalation clauses for the lessor’s increases in property taxes and other operating expenses. The Company is currently in negotiations to extend the lease agreement.

Note 7 – Customer Concentrations

Shipments to one customer amounted to 28.24% of sales during the first nine months of Fiscal 2018 compared to 27.1% during the comparative Fiscal 2017 period. As of January 31, 2018, there were outstanding accounts receivable from this customer of $54,732 compared to $67,535 at January 31, 2017. Shipments to another customer amounted to 36.67% of sales during the first nine months of Fiscal 2018 and 36.7% of sales during the first nine months of Fiscal 2017. As of January 31, 2018, there were outstanding accounts receivable from this customer of $136,466 compared to $152,440 at January 31, 2017.

The Company had export sales of $32,120 during the first nine months of Fiscal 2018, and export sales of $7,160 during the Quarter ending January 31, 2018. The Company had export sales of $46,595 during the first nine months of Fiscal 2017, and export sales of $16,505 during the Quarter ending January 31, 2017. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending January 31, 2018 (“3rd Quarter”), the net sales decreased 9.54%, or $32,667, and decreased 5.05%, or $49,641, during the nine month period ending January 31, 2018, as compared to net sales for the comparative periods ending in 2017. The decrease in sales during the three and nine month periods ending January 31, 2018 is primarily the result of lower HemoTempR II and TempTrend sales. At January 31, 2018 there were no back orders.

In addition, during the 3rd Quarter the Company had $569 of miscellaneous revenues primarily from interest income and leasing a portion of its storage space to an unrelated party.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter increased overall by 4.07%, or $7,328, as compared to the 3rd quarter in 2017 primarily due to an increase in employee wages, FDA user fees and legal fees. The operating expenses of the Company increased by 5.04% or $28,580 for the nine month period ending January 31, 2018, as compared to the nine month period ending January 31, 2017 primarily due to an increase in legal fees, general insurance and chemical waste disposal fees.

Cost of Sales

The cost of sales during the 3rd Quarter increased by $25,963, and also increased by $25,997 during the nine month period ending January 31, 2018 as compared to these expenses during the same periods ending in 2017. The increase in the cost of sales during the 3rd Quarter was primarily due to the addition of a full-time employee and an increase in the cost of health insurance and certain raw materials. As a percentage of sales, the cost of sales were 37.42% during the 3rd Quarter, 26.26% for the comparative quarter ending in 2017, and 32.48% during the nine month period ending January 31, 2018 compared to 28.19% in 2017. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $1,182, or 2.82%, during the 3rd Quarter as compared to the same quarter in 2017. These costs increased by $11,856, or 9.74%, during the nine month period ending January 31, 2018 as compared to the same period in 2017. The overall cost in research and development expense increased during the nine months due to chemical waste disposal fees, consulting fees and higher FDA user fees. The Company is continuing its investigation and development of certain products intended to improve and expand its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete the development of such products.

Marketing Expenses

Marketing expenses for the 3rd Quarter increased by $1,999, or 4.36%, as compared to the quarter ending January 31, 2017. These costs increased by $1,955, or 1.40%, during the nine month period ending January 31, 2018 as compared to the same period in 2017. The increase is primarily due to higher employee costs.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter increased by $4,147, or 4.49%, as compared to the 3rd quarter ending January 31, 2017, primarily due to higher legal fees and employee expenses. General and administrative costs have increased overall by $14,769, or 4.83%, during the nine month period ending January 31, 2018, as compared to the same periods in 2018, primarily due to higher legal fees, general insurance and employee expenses.

Net Income

The Company realized a net income of $5,097 during the 3rd Quarter as compared to a net income of $49,606 for the comparative quarter in the prior year primarily due to lower sales during the 3rd quarter. The Company also realized a net income of $28,399 for the nine month period ending January 31, 2018 as compared to a net income of $96,064 during the same period in 2017. This decrease in net income is due to an overall decrease in sales.

Assets/Liabilities

General

Since April 30, 2017, the Company's assets have increased by $8,464 and liabilities have decreased by $19,935. The increase in assets, such as cash and prepaid expenses, is a result of the Company’s continued profitability and cash generated from operations.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2018 and April 30, 2017. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 29.93 to 1, has increased compared to 21.29 to 1 at April 30, 2017. This increase in ratio of current assets to current liabilities is a result of increased cash and prepaid expenses and a reduction in accrued expenses. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the nine month period ending January 31, 2018, the Company experienced an increase in working capital of $42,469. This is primarily due to the Company’s increase in cash and prepaid expenses and a reduction in accrued expenses.

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

Cash provided by operating activities was $92,110 during the nine month period ending January 31, 2018. Nothing was used for equipment purchases or patent application expenditures during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month periods ending January 31, 2018 or 2017.

As of January 31, 2018, the Company had $1,549,138 of current assets available. Of this amount, $52,233 was prepaid expenses, $133,939 was inventory, $230,274 was net trade receivables and $1,132,692 was cash. The Company’s available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term capital needs of the Company.

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

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2018 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2018, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2017 or during the third quarter of Fiscal 2018.

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

(b)       During the Fiscal Quarter ending January 31, 2018, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date: March 19, 2018	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date: March 19, 2018	/s/ Laurence C. Mead
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

Dated: March 19, 2018

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

Dated: March 19, 2018

/s/ Laurence C. Mead
Laurence C. Mead Vice President/Manufacturing and Development, Chief Financial Officer, and Chief Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)       the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2018, and for the period then ended.

Biosynergy, Inc.

/s/ Fred K. Suzuki
Fred K. Suzuki Chairman of the Board, Chief Executive Officer and President

Dated: March 19, 2018

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Biosynergy, Inc. (the "Company") on Form 10-Q for the quarter ending January 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

(2)       the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of January 31, 2018, and for the period then ended.

Biosynergy, Inc.

/s/ Laurence C. Mead
Laurence C. Mead Vice President/Manufacturing and Development, Chief Financial Officer and Chief Accounting Officer

Dated: March 19, 2018