Form 10-K
period 2018-04-30
BIOSYNERGY INC
filed 2018-07-20
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 4/30/18

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

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2018 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on July__, 2018 was 14,935,511.

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

The Company did not enter into any agreements materially affecting its operations during Fiscal 2018. The Company experienced a decrease in sales of $78,356 or 6.1% in Fiscal 2018. Sales in Fiscal 2018 were $1,214,213. The Company realized an after income tax profit of $33,111 for Fiscal 2018 compared to an after income tax profit of $107,225 for Fiscal 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company continued its development and review of the proposed products described in “Thermographic and Thermometric Devices and Accessories” below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2018. Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company’s revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2018 and 2017. For a description of these products, see “Narrative Description of Business.”

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

Thermographic and Thermometric Devices and Other Products. During the fiscal year ending April 30, 2018 the Company manufactured and marketed various medical, laboratory, and consumer thermometric, thermographic, and temperature control devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

1.	The HemoTempR Core Correlated Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-3[o] C., and not allowed to exceed 6-10[o]C. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTempR BMD monitors the core temperature of a blood bag from 1-12[o] C, and replaces the impractical mercury thermometer susceptible to breakage. HemoTempR BMD once attached to the blood bag is usable throughout the life of the blood.

2.	HemoTempR II Core Correlated BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 6-10[o] C. HemoTempR II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 3[o] C. After being activated, the irreversible indicator remains blue colored for at least 48 hours if the blood is kept at 3[o] C, however, if the blood is warmed to a temperature of 6-10[o] C. or above, the indicator will lose its blue color much more rapidly or the indicator will change color; the nature and degree of the color change depend on the temperature of the sample and the time at each temperature. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9[o] C. HemoTempR II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

3.	HemoTempR II Activator is an electronic, portable block model heater developed to provide a reliable source of heat necessary to activate the Company's HemoTempR II BMD. The HemoTempR II Activator has a thermostatic control to permit precise setting and continuous control of temperatures in the range for activation of the Company's HemoTempR II BMD. This device is intended by the Company to be used with HemoTempR II BMD as a system for blood monitoring. This device is manufactured by another company to specifications set by the Company.

4.	TempTrendR Temperature Indicator ("TI") is primarily used to monitor the temperature of urine specimens collected for drug testing to detect fraudulent urine specimens. Most common forms of drug testing require a urine specimen. However, the test is valid only if a legitimate urine specimen is collected which has not been altered by the subject to mask a drug abuse problem. In order to eliminate altered or fraudulent urine specimens in tests on federal employees, federal government guidelines require that urine temperature be measured within four minutes of sample collection, and that the temperature be 90.5-98.9[o] F. Temperature measurements taken with TempTrendR TI are simply a matter of observing the color illuminated number and recording the temperature. TempTrendR TI also provides a non-invasive method of monitoring the actual surface temperature trends of any body surface where temperature measurement is important, such as near joints in rheumatoid arthritis and to assess blood circulation.

5.	TempTrendR II Temperature Trend Device ("TTD") is a second generation temperature trend device which is correlated to internal body temperature and provides a non-invasive, readily visible means of monitoring changes in body temperature. TempTrendR II TTD will reflect oral temperatures such as those taken by glass thermometers. TempTrendR II TTD is used intraoperatively to warn of developing hyper or hypothermic conditions. The indicator can also be used for monitoring a patient's temperature during any type of transfusion procedure.

6.	LabTempR 20 and LabTempR 40 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTempR 20 STI indicates temperatures between 0-21[o] C. and LabTempR 40 STI monitors temperatures between 19-21 and 24-41[o] C. These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

7.	StaFreezR Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20 [o] C. Once the frozen product exceeds -20[o] C., the liquid crystal indicator will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

8.	HemoCoolTM Gel-Pak is a reusable gel pack designed for transporting temperature sensitive materials. The HemoCoolTM Gel-Pak is unique in that it can be used to assist in maintaining the temperature of temperature sensitive materials both during the processing of the materials (labeling, testing, etc.) while outside the refrigerator as well as during transport.

9.	HemoCoolTM Gel-Pak for test tubes is a reusable gel pack designed for transporting up to six test tubes while outside of the refrigerator. For example, this use can be valuable for new admissions in hospitals who may have 1 – 6 test tubes of samples collected or large collections which may consist of more than one test tube. These collections can also be isolated using the gel pack.

10.	HemoCoolTM Rollup Gel-Pak for test tubes is a reusable rollup gel pack designed for transporting up to seven test tubes while outside of the refrigerator. This device has the same capability as the Gel-Pak described above and additionally can be rolled up and transported through a pneumatic tube system.

11.	The Company also has the capability of manufacturing on an as needed basis, specialty products including devices manufactured to the specification and design of the customer, such as time/temperature shipping labels for food products under the trade name FoodGardeTM Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company is not currently selling any such specialty products.

Products Under Development. The Company is also developing these other products.

1.	The Company previously developed a compound intended for use as bacteria growth retardant agents for use in various products and processes. Although these antibacterial compounds are subject to Food and Drug Administration regulation, they are historically designated as Generally Recognized As Safe (GRAS). The Company is not currently producing or selling these compounds. Since there are several unknown factors regarding efficacy, supply and regulatory requirements, the outcome of this project cannot be predicted with any certainty at this time.

2.	The Company is also investigating production methods for the bacteria growth retardant compound described in Paragraph 1 above. In this regard, the Company has developed certain proprietary technology related to the processing of these compounds. On October 14, 2014, the Company was granted a patent “Method of Producing Eggshell Powder” related to the processing and manufacture of bacteria growth retardant compounds for use in food and other products (see “Patents and Trademarks”).

3.	The Company has recognized a need exists for a simple, inexpensive indicator to determine if sensitive materials have been subjected to freezing temperatures. The Company is continuing its investigation of the feasibility of such an indicator.

4.	The Company is investigating the feasibility of additional products to systematize the use of its thermometric and thermographic liquid crystal devices as well as alternative technologies to supplement its current product line where the Company’s current products are not suitable. The results of such investigations are not available at this time.

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

The Company has forty-two years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with Food and Drug Administration ("FDA") regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company’s net sales in Fiscal 2018. During Fiscal 2018, Fisher Scientific Company (“Fisher”) accounted for 28.3% of the Company's sales. Cardinal Health, Inc. (“Cardinal”) accounted for 38.1% of Company sales during Fiscal 2018 (See “Material Risk Factors”, below). Management believes distributors will continue to be an important part of the Company’s sales and distribution system in the future.

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

During Fiscal 2019, the Company anticipates employees will work part-time in marketing and one employee will devote substantially all of her time to marketing and selling the Company’s products. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company also directly markets and sells to its industrial customers.

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

The Company was granted a design patent, “Roll-Up Gel Pack for Test Tubes,” Patent Number US D712,559 relating to the Company’s HemoCoolTM Rollup Gel Pak for test tubes, on September 2, 2014. This patent will expire on September 2, 2028. The Company was also granted another design patent, “Roll-Up Gel Pack for Test Tubes,” Patent Number US D726,928 relating to the Company’s HemoCoolTM Rollup Gel Pak for test tubes on April 14, 2015. This patent will expire on April 14, 2029. The Company holds several foreign design patents for the “Roll-Up Gel Pack for Test Tubes,” including Europe, Patent Number 0022951050001, issued November 18, 2013, expiring August 22, 2038; Europe, Patent Number 002295105-0002, issued November 18, 2013, expiring August 22, 2038; India, Patent Number 252643, issued February 5, 2014, expiring March 5, 2028; Canada, Patent Number 150496, issued February 8, 2016, expiring February 8, 2026; Canada, Patent Number 156195, issued February 8, 2016, expiring February 8, 2026; and Turkey, Patent Number 2013/02413, issued March 26, 2013, which expired on March 26, 2018 due to non-payment of maintenance fee.

The Company also has a Design Patent Pending, “Gel Pack for Test Tubes,” related to a design for a gel-pack which holds test tubes, HemoCoolTM Gel-Pak for test tubes. The Design Patent Application Number 29/447,625 was filed on March 5, 2013 and was initially rejected. Notice of Appeal was filed on September 18, 2016. An appeal brief was filed on December 18, 2016. A Reply to Office Action was filed on April 12, 2018. Design Patents for the “Gel Pak for Test Tubes,” have been issued in Europe, Patent Number 002295212-0001 on November 28, 2013, expiring on August 22, 2038, and Patent Number 002295212-0002 on November 28, 2013, expiring on August 22, 2038; India, Patent Number 252644 issued on January 23, 2014, expiring on March 5, 2028; Canada, Patent Number 150495, issued on February 8, 2016, expiring on February 8, 2026; Canada, Patent Number 156173, issued on February 8, 2016, expiring on February 8, 2026; and Turkey, Patent Number 2013/02394 issued on March 25, 2013, which expired on March 25, 2018 due to non-payment of maintenance fee.

The Company may also seek to obtain patents on other products, as appropriate.

The Company has received registered trademark protection on all product names to date excepting Temp-DTekTM, Tempa-SlideTM, FoodGardeTM, LaproVueTM and Hemo-CoolTM. The Company has retained, however, all the common law rights to the ThermolyzerTM, Temp-D-TekTM, Tempa-SlideTM, FoodGardeTM, LaproVueTM, and Hemo-CoolTM trademarks. Additional trademark registrations will be applied for as needed.

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

As of April 30, 2018, the Company had $1,568,019 of current assets available. Of this amount, $55,845 represented prepaid expenses, $141,045 was inventory, $230,701 was net trade receivables, and $1,140,428 represented cash.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2019 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales materially decrease, the receivables of the Company are materially impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. The Company’s two largest customers are its primary product distributors, Fisher and Cardinal. Fisher was directly responsible for 28.3% of the Company's net sales during the fiscal year ending April 30, 2018. Cardinal accounted for 38.1% of the Company’s net sales during the fiscal year ending April 30, 2018. At April 30, 2018, Fisher owed the Company $59,688 and Cardinal owed $138,823. No other customers accounted for 10% or more of the Company’s net sales during Fiscal 2018. Management believes the loss of either of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs. The Company had no backorders at April 30, 2018 or 2017.

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

A number of other companies are only involved in the manufacture of liquid crystal raw materials and do not directly compete with the Company for sale of medical, industrial or consumer products. Mercury and electronic thermometers are used in several competitive applications. They are generally more costly, nondisposable or not usable in most applications where liquid crystal thermometry and temperature indicators are utilized.

Many of the Company’s competitors may have greater financial and other resources than the Company. The Company’s ability to compete depends on its ability to design, manufacture and sell high quality products as well as its ability to develop new products and functionality that meet evolving customer requirements.

Research and Development. During Fiscal 2018 and 2017, the Company spent $169,892 and $160,878, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Information About Foreign and Domestic Operations and Export Sales. The Company made export sales to customers located outside of the United States totaling $42,355 during the last fiscal year and $53,055 during the fiscal year ending in 2017. Export sales were made to customers located in Canada, Puerto Rico, Philippines, Turkey, Italy, Germany, and Kingdom of Bahrain. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Employees. The Company presently has six full-time employees comprised of the President and three Vice Presidents.

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

The Company is highly dependent on the principal members of its management and scientific staff, in particular Fred K. Suzuki, Jr., the Company’s President, Chief Executive Officer, Chairman of the Board of Directors, Director of Research and Product Development, and Director of Marketing. Mr. Suzuki is primarily responsible for developing products and manufacturing the liquid crystals for use in the Company’s primary line of products. Mr. Suzuki is 88 years old. The loss of Mr. Suzuki may impede the achievement of the Company’s business objectives or have an adverse effect on the Company’s financial condition or results of operations. The Company may not be able to attract and retain skilled and experienced personnel on acceptable terms in the future to replace Mr. Suzuki. Further the Company may not be able to attract and retain skilled and experienced marketing, scientific and sales personnel on acceptable terms in the future because numerous other high technology companies compete for the services of these qualified individuals. The Company currently does not maintain key man life insurance on any of its employees, nor has the Company implemented a formal succession plan.

Certain familial groups, in the aggregate, beneficially own a large percentage of the Company’s common stock and as a result can exert significant influence over the Company.

As of April 30, 2018, Mr. Suzuki owned 30% of the outstanding stock of F.K. Suzuki International, Inc. (“FKSI”), and also served on FKSI’s board of directors, together with Laurence Mead, the Chief Operating Officer of the Company, and Lauane Addis, Mr. Suzuki’s son-in-law and counsel and Secretary for the Company. FKSI in turn owns approximately 30.02% of the outstanding stock of the Company. As a result of (i) Mr. Suzuki’s ownership and position as director of FKSI, (ii) shared directorial control over FKSI with Messrs. Mead and Addis with respect to the shares of stock in the Company owned by FKSI, (iii) other shares of stock in the Company owned by Mr. Suzuki directly, and (iv) stock owned by Mr. Suzuki and his spouse as joint tenants, Mr. Suzuki is deemed to “beneficially” own an aggregate of 5,513,470 shares, or approximately 36.9%, of the Company’s outstanding common stock. In addition, Mr. Suzuki’s daughter, Jeanne S. Addis, is the Trustee of the Addis Family Trust dated September 1, 2009, which owns approximately 28.1% of the outstanding FKSI stock. Accordingly, Mr. Suzuki, together with other members of his immediate family as a group, may be able to substantially influence all matters requiring approval by the Company’s shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of this group could conflict with the interests of the Company’s other shareholders. Mr. Suzuki, acting in concert with other members of his immediate family, may also delay or prevent a change in control of the Company even if such a transaction would be beneficial to the Company’s other shareholders.

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

The Company’s key distributors, Fisher and Cardinal, accounted for 28.3% and 38.1% of the Company’s sales, respectively, during Fiscal 2018. The Company’s failure to retain one or both of such distributors may have an adverse effect on the sales of the Company, which may in turn have an adverse effect on the Company’s results of operations, financial condition and cash flows if such sales cannot be replaced by another distributor of the Company. The Company has also agreed to payment terms of net 90 days with one dealer. As a result, the Company’s outstanding accounts receivable have materially increased, increasing the amount of accounts receivable at risk of collection.

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

During Fiscal 2018, and for several prior fiscal periods, two products, HemoTempR Core Correlated BMD and HemoTempR II Core Correlated BMD accounted for a substantial percentage of the Company’s sales. In the aggregate, these two products accounted for $1,155,910 in sales (or approximately 95.2% of all Company sales). The Company’s failure to maintain sales levels with respect to one or both of these products will have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Item 2. Properties.

The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 10,400 square foot facility leased from an unaffiliated third party. The lease for these facilities was extended during Fiscal 2018 and will expire on April 30, 2020.

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

Holders. As of April 30, 2018, there were approximately 397 shareholders of record of the Company's common stock.

Dividends. The Company does not have a dividend policy and does not expect to pay dividends in fiscal 2019.

Common Stock for Issuance Under Equity Compensation Plans. As of April 30, 2018, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.

Item 6. Selected Financial Data.

The registrant is not required to furnish any information in this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales for the fiscal year ending April 30, 2018 decreased by $78,356, or 6.06%, in comparison to the previous fiscal year. The decrease in sales during Fiscal 2018 was primarily due to a decrease of $70,075, or 5.9%, in sales of its HemoTempR II Indicators and a decrease of $8,740 or 24.24% in sales of its TempTrendR temperature indicator. The Company had increased sales in HemoTempR, TempTrendR II, StaFreezR, LabTempR 20, and HemoCoolTM Gel Paks, and had decreased sales in LabTempR 40 and HemoTempR II Activators.

Below is a schedule which represents the sales for each product for the fiscal years ending April 30, 2018 and 2017.

Fiscal Year Ending

April 30

Medical and Laboratory Products 2018 Sales of Products 2017 Sales of Products

HemoTempR II BMD	$1,117,830	$1,187,905
HemoTempR BMD	38,080	35,800
TempTrendR TI	27,305	36,045
HemoTempR II Activator	16,550	19,145
LabTempR 20 ST	5,045	3,315
HemoCoolTM Gel-Pak	4,928	3,372
LabTempR 40 ST	2,075	4,530
StaFreezR FTI	1,370	1,105
TempTrendR II TTD	1,030	885
Miscellaneous	—	467
	$1,214,213	$1,292,569

Export Sales. The Company made export sales to customers located outside of the United States totaling $42,355 during the last fiscal year and $53,055 during the fiscal year ending in 2017.

Other Revenues. Interest income for Fiscal 2018 was $394 and $407 for Fiscal 2017. During Fiscal 2018, the Company maintained a money market account which received an interest rate between .05% and .25% APY. The Company also realized $1,920 in miscellaneous income from subleasing a portion of the Company’s storage space in Fiscal 2018 and 2017.

Costs and Expenses. Overall operating costs and expenses for the fiscal year ending April 30, 2018 increased by $22,175 compared to the fiscal year ending in 2017. The operating costs and expenses for Fiscal 2018 were substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 32% for the fiscal year ending April 30, 2018 and 29% for the fiscal year ending April 30, 2017. This overall increase in cost of sales as a percentage of net sales in Fiscal 2018 is primarily due to an addition of a full-time employee in the production department and related employee costs. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 2018 by $9,014 or 5.3%, as compared to the fiscal year ending in 2017. The overall increase compared to Fiscal 2017 is due to chemical waste disposal fees during Fiscal 2018. The Company is investigating the feasibility of several products intended to expand and improve the Company’s current product line as described in “Products Under Development”. These development expenses have remained substantially constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business – Products Under Development."

Marketing Expenses. The Company's marketing expenses were $186,825 in Fiscal 2018 as compared to $190,536 for the fiscal year ending in 2017. The decrease for Fiscal 2018 was primarily due to a decrease in product artwork design and employee healthcare expenses. The Company’s marketing activities will increase or decrease depending on managements determination of what is necessary to continue the Company's growth.

General and Administrative Expenses. The Company’s general and administrative costs increased by $16,872 as compared to the 2017 fiscal year. The Company experienced higher employee wages, increased general insurance, and higher legal fees. Except for unforeseen extraordinary items, it is unlikely general and administrative expenses will materially change during Fiscal 2019.

Income Tax Expense (Benefit). Income tax expense was $1,600 or 4.6% of income before taxes for Fiscal 2018 and $43,693, or 28.95% of income before taxes, for Fiscal 2017.

Net Income/Loss. The Company experienced a net after-tax profit of $33,111 for Fiscal 2018 as compared to a net after-tax profit of $107,225 for Fiscal 2017. The Company experienced a decrease in profitability due to reduced sales. See discussion of “Net Sales” above.

Assets. Since April 30, 2017, the Company's current assets have increased by $41,415. This increase is primarily due to increased cash resulting from the Company’s profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also “Related Party Transactions” below.

Liabilities. The Company's current liabilities have decreased by $1,066 since April 30, 2017. This decrease is primarily due to ordinary fluctuations in operations. The decrease does not represent any material change in the financial status or operations of the Company. See also "Assets" and "Liquidity and Capital Resources."

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 22.2 to 1, has increased from 21.29 to 1 at April 30, 2017. The increase in ratio of current assets to current liabilities is a result of the profit realized by the Company in Fiscal 2018. In order to maintain the Company’s asset/liability ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources. During the fiscal year ending April 30, 2018, the Company had an increase in net working capital of $42,481. The increase in net working capital is primarily due to the Company’s realizing and retaining a profit in Fiscal 2018.

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

Cash provided in operating activities was $99,846 during Fiscal 2018. Cash used by operating activities was $28,871 during Fiscal 2017. During Fiscal 2018, no cash was used for equipment purchases, or was allocated to new patents and patents pending. Except for operating capital, limited equipment purchases, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2018, the Company had $1,568,019 of current assets available. Of this amount, $55,845 was prepaid expenses, $141,045 was inventory, $230,701 was net trade receivables, and $1,140,428 was cash. The Company’s cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Related Party Transactions. The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2018 and 2017 in connection with past shared common expenses. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, $19,699 of the amount owed by FKSI to the Company was reclassified as a contra equity account.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2018 the Company paid $24,590, and $18,349 in Fiscal 2017 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Off-Balance Sheet Arrangements. As of April 30, 2018, the Company was not involved in any off-balance sheet arrangements, as defined in Item 303(1)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2018. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

Lease Commitments - On February 25, 2016, the FASB issued Topic 842, Leases.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. GAAP.  The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  At inception, a lessee must classify all leases as either finance or operating.  The Company adopted Topic 842 at the extension of the current lease for its facilities in Elk Grove Village effective May 1, 2018. The Company classifies the lease as an operating lease. The adoption of Topic 842 increases the Company’s total assets and liabilities by approximately $178,000 as of May 1, 2018, and will have an insignificant impact on the results of its operations during the life of the lease.

Revenue Recognition - In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. The Company adopted ASU 2014-09 beginning May 1, 2018. The Company does not expect the adoption of the amended guidance to have a material impact on the Company's financial statements. The Company will make additional revenue related disclosures in the footnotes to the Company’s financial statements upon adoption in the first quarter of fiscal year 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company retained the services of Sassetti, LLC to audit the Company’s annual financial statements as of April 30, 2018 and 2017, and to review the Company’s quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company’s accountants regarding accounting matters or financial disclosure.

Item 9A. Controls and Procedures.

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective.

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

The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The Audit Committee had one member, James F. Schembri, until his resignation and retirement on July 6, 2017. The Company appointed Malcolm MacCoun as the sole member of the Audit Committee to replace Mr. Schembri on May 29, 2018. Mr. MacCoun qualifies as a financial expert and independent director as defined in Rule 407 of Regulation SK under the standards applicable to the Company. It is the opinion of the Audit Committee that the Company’s internal control over financial reporting is effective. The internal control over financial reporting is augmented by qualified personnel and is evaluated on a periodic basis. The evaluation is essentially an internal audit of the controls and procedures (and risk factors related to them) which was developed by the Company utilizing the framework proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

(2)	Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2018 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.

(3)	This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report. (b) There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected or are likely to materially affect the Company’s internal control over financial reporting

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

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company are:

Name	Age	Positions with Company	Served in Office Since
Fred K. Suzuki	88	President, Chief Executive Officer, Director of Research and Product Development, Chairman of the Board of Directors, and Director of Marketing	February, 1976 (1)
Laurence Mead	56	Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Director	April, 1994 (2)
Mary K. Friske	58	Vice President - Administration	September, 1993
Jennifer A. Rieck	35	Vice President - Customer Service and Vice- President – Regulatory Affairs	June, 2017(3)
Lauane C. Addis	62	Corporate Counsel Secretary and Director	February, 1984 December, 1985 February, 1984
Malcolm MacCoun	90	Director	May, 2018
------------------------------
(1)	Mr. Suzuki did not serve as President from August 1982 through February 1983. Prior to October, 1984, Mr. Suzuki served as Treasurer of the Company, and was once again appointed Treasurer on June 30, 1991 until April, 2009.

(2)	Mr. Mead was appointed Vice President of Regulatory Affairs in June, 2016 and served until July, 2017.

(3)	Mrs. Rieck served as Vice President – Regulatory Affairs and New Business Development from June, 2012 through June, 2016, and as Director of Marketing from June, 2014 through June, 2016. Mrs. Rieck was appointed Vice President – Regulatory Affairs in July, 2017.

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

Family Relationships. Lauane C. Addis is the son-in-law of Fred K. Suzuki. Jennifer A. Rieck is the granddaughter of Fred K. Suzuki and the daughter of Lauane C. Addis. Otherwise, there is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

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

MALCOLM D. MACCOUN, Director. Mr. MacCoun was elected to the Board of Directors on May 29, 2018. Mr. MacCoun served in the U.S. Navy’s Hospital Corp from 1945 to 1948. From 1954 to 1960 he worked as an Assistant Director for Hackley Hospital in Muskegon and St. Mary’s Hospital in Grand Rapids, Michigan. Mr. MacCoun worked as the Chief Executive Officer and Hospital Administrator at Bixby Hospital in Adrian, Michigan from 1960 to 1967. From 1967 to 1992 he worked as the President and Chief Executive Officer of Northwest Community Hospital in Arlington Heights, IL. Mr. MacCoun was selected to serve two three-year terms as a member of the Chicago Hospital Council’s Board of Directors which included two one-year terms as the Chairman of the Council’s Board. Mr. MacCoun received his Bachelor of Science Degree in Business Administration and Accounting from the University of Louisville in 1952. He received his Master Degree in Hospital Administration from Northwestern University in 1954.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company did not receive any reports during Fiscal 2017 required to be filed by a director, officer or beneficial owner of more than 10% of the Company’s common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company’s common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2018.

Audit Committee. The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principles and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Audit Committee also meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The Audit Committee also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual consolidated financial statements, review the unaudited quarterly financial statements of the Company, and perform other services for the Company. The Audit Committee arranges with such auditors the scope of the audit to be undertaken by them and any other services to be provided. The Audit Committee had one member, James F. Schembri, a director of the Company, until his resignation and retirement on July 6, 2017. Mr. Schembri was a financial expert and the Board of Director’s only independent director as defined in Rule 407 of Regulation SK. The Company appointed Malcolm MacCoun as a director to replace Mr. Schembri. Mr. MacCoun qualifies as a financial expert and independent director under the standards applicable to the Company.

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

Director Independence. Malcolm MacCoun is the sole independent director under the independence standards applicable to the Company’s Board of Directors and the sole independent member of the Board’s compensation and audit committees under the independence standards applicable to such committees.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2018 and 2017 paid to the Chief Executive Officer and Chief Operating Officer. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

Summary Compensation Table:

Name and Principal Position	Year $	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation (1) $	Nonqualified deferred compensation earnings $	All Other Compensation (2) $	Total $

Fred K. Suzuki, President, Chairman of the Board, Chief Executive Officer, Director of Research and Development, and Director of
Marketing	2018	$163,347	$7,500	--	--	$8,167	--	$15,675	$194,689
	2017	$158,640	$7,392	--	--	$7,932	--	$17,800	$191,764
Laurence C. Mead, Chief Operating Officer, Chief Financial Officer, Vice President/Manufac turing and Development Chief Accounting Officer and Treasurer and,
Director	2018	$150,297	$7,500	--	--	$7,515	--	$11,540	$176,852
	2017	$145,640	$7,392	--	--	$7,282	--	$16,550	$176,864
___________________________

(1)               Amounts represent Company’s match portion of 401(k) contribution.

(2)               No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $15,675 and $15,300 in lieu of accrued vacation for Fiscal 2018 and 2017, respectively. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2017 and accrued $2,500 for Fiscal 2018. Mr. Mead also received $11,540 and $14,050 in lieu of accrued vacation for Fiscal 2018 and 2017, respectively.

Stock Options.

The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2018, and no such stock options were outstanding as of April 30, 2018.

Directors Compensation

The directors’ compensation is determined by the Company’s Compensation Committee and approved by the Board of Directors. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors for the fiscal year ending April 30, 2018.

Directors Compensation Table

Director Name Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer, Director of Research and Development and	Fees Earned or Paid in Cash ($)	Total ($)
Director of Marketing (1)	$2,500	$2,500
Malcolm MacCoun, Director	$2,500	$2,500
Lauane C. Addis, Director and Secretary Laurence C. Mead, Director, Chief Operating Officer, Chief Financial Officer, Vice-President-Manufacturing and Development, Chief	$2,500	$2,500
Accounting Officer, and Treasurer (1)	$2,500	$2,500
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

Compensation Committee. The Company has a Compensation Committee of its Board of Directors. The Compensation Committee makes all decisions concerning the compensation of the officers and directors of the Company, including, but not limited to, the granting of options to acquire common stock of the Company. The members of the Compensation Committee were James F. Schembri, director of the Company, and Lauane C. Addis, director and Secretary of the Company, until Mr. Schembri’s resignation and retirement on July 6, 2017. The Company appointed Malcolm MacCoun to the Compensation Committee as an independent director under the standards applicable to the Company.

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

Performance of the Compensation Committee. The Compensation Committee of the Company’s Board of Directors has reviewed its performance during the fiscal year ending April 30, 2018 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 30, 2018, as to the voting securities of the Company owned by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	James Schembri 3565 Port Cove Dr., #73 Waterford, MI 48328	1,291,500 shares of record and beneficial(1)	8.65%
Common Stock	All 5% owners as a group (1 member)	1,291,500	8.65%

(1)	Included in shares owned by James F. Schembri are 66,000 shares in Mr. Schembri’s individual retirement account for the benefit of Mr. Schembri.

The following table sets forth information as of April 30, 2018, as to the voting securities of the Company owned by the officers and directors of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Fred K. Suzuki 710 S. Kennicott Arlington Heights, IL 60005	5,513,470 shares of record and beneficial(1)		36.92%
Common Stock	F.K. Suzuki International, Inc. 1940 E. Devon Ave. Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial		30.02%
Common Stock	Jeanne S. Addis, Trustee of the Addis Family Equity Trust dated September 1, 2009 1819 Orleans Circle Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial(2)		30.02%
Common Stock	Mary K. Friske 940 Bradley Court Palatine, IL 60074	41,000 shares of record and beneficial(3)		.27%
Common Stock	Laurence C. Mead 1151 Warwick Cir. North Hoffman Estates, IL 60169	60,250 shares of record and beneficial(4)		.40%
Common Stock	Beverly Suzuki 710 S. Kennicott Arlington Heights, IL 60005	820,000 shares of record and beneficial(5)		5.49%
Common Stock	Jennifer A. Rieck 790 Charleston Lane Hoffman Estates, IL 60192	697,559 beneficial(6)		4.67%
Common Stock	Lauane C. Addis 1819 Orleans Circle Elk Grove Village, IL 60007	—	(7)	—
Common Stock	All directors and officers as a group (6 members)	5,614,720		37.59%
_____________________________
(1)	Fred K. Suzuki is President of F.K. Suzuki International, Inc. ("FKSI") and owns 30% of the outstanding common stock of FKSI. Mr. Suzuki personally holds of record 209,000 shares of the Company's common stock; however he is deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares which are owned by FKSI and 820,000 shares which are owned by him and Beverly R. Suzuki as joint tenants.

(2)	Jeanne S. Addis, as Trustee of the Addis Family Equity Trust dated September 1, 2009, owns 28.1% of the outstanding Common Stock of FKSI, which owns 30.02% of the Common Stock of the Company. Jeanne S. Addis as Trustee of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of voting and disposition control of 4,484,470 shares owned by FKSI.

(3)	In addition to the 41,000 Shares of outstanding common stock of the Company owned directly by Mary K. Friske, she also owns 700 shares, or approximately .7%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(4)	In addition to the 60,250 shares of outstanding common stock of the Company owned directly by Laurence C. Mead, he also owns 10,102 shares, or approximately 10%, of the outstanding common stock of FKSI, which owns 30.02% of the common stock of the Company.

(5)	Beverly R. Suzuki is deemed to be a beneficial owner by reason of voting and disposition control of 820,000 shares owned by her and Fred K. Suzuki as joint tenants.

(6)	Jennifer Rieck is the 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009, which owns 28.1% of the outstanding stock of FKSI, which owns 30.02% of the common stock of the Company. Jennifer Rieck as a 50% beneficiary of the Addis Family Equity Trust dated September 1, 2009 is therefore deemed to be beneficial owner by reason of pecuniary benefit of 697,559 shares owned by FKSI.

(7)	Lauane Addis is neither a trustee nor a beneficiary under the Addis Family Equity Trust dated September 1, 2009. Thus, for purposes of this annual report on Form 10-K, Lauane Addis is not deemed to be beneficial owner by reason of either voting and disposition control or pecuniary benefit of any shares of stock in the Company.

Changes in Control. The Company does not know of any arrangements, the operation of which may at a subsequent date result in a change in control in the Company. There has not been a change in the control of the Company during the last fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At April 30, 2018, F.K. Suzuki International, Inc. (“FKSI”) owed $19,699 to the Company in connection with past shared common expenses. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company, $19,669 of the receivable balance was reclassified as a contra-equity account thus reducing FKSI’s capital in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2018, the Company paid $24,590 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

The discussion in Item 10 of this report regarding director independence is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Sassetti LLC served as independent auditors for the fiscal years ended April 30, 2018 and 2017, and it has acted as auditors for the Company since August 29, 2009.

Audit Fees. Fees billed by Sassetti LLC totaled $36,980 for year ended April 30, 2018. This amount includes fees for the annual audit for the fiscal year ending April 30, 2017 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2018. Fees billed by Sassetti, LLC totaled $37,117 for year ended April 30, 2017. This amount includes fees for annual audit for fiscal year ending April 30, 2016 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2017.

Audit-Related Fees. Sassetti LLC did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal years ending April 30, 2018 and 2017, Sassetti LLC billed the Company $4,000 each year for professional fees related to tax services rendered to the Company.

All Other Fees. Sassetti LLC did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review. The Company’s Audit Committee is required to approve all non-audit services to be performed by the Company’s auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company’s fiscal year ending April 30, 2018 and April 30, 2017 was compatible with maintaining the independence of the Company’s auditors. The Audit Committee has made a determination that the independence of Sassetti LLC will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2018 and April 30, 2017, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

Balance sheets for April 30, 2018 and 2017.

Statements of Income for the fiscal years ending April 30, 2018 and 2017.

Statements of Shareholders' Equity for the fiscal ending years April 30, 2018 and 2017.

Statements of Cash Flows for fiscal years ending April 30, 2018 and 2017.

Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

No financial schedules for the fiscal years ending April 30, 2018 and 2017 are submitted.

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

/s/ Fred K. Suzuki July , 2018

Fred K. Suzuki, Chairman of the Date

Board, Chief Executive Officer and President

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki	July , 2018
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date
/s/ Lauane C. Addis	July , 2018
Lauane C. Addis, Secretary and Director	Date

Biosynergy, Inc.

Financial Statements for the

Years Ended April 30, 2018 and 2017

C o n t e n t s

Reference Page

Report of Independent Registered Public Accounting Firm 1

Balance Sheets Exhibit A 2-3

Statements of Income Exhibit B 4

Statements of Stockholders’ Equity Exhibit C 5

Statements of Cash Flows Exhibit D 6

Notes to Financial Statements 7-13

Sassetti LLC

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Biosynergy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2018 and 2017, the related statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of Biosynergy, Inc.’s management. Our responsibility is to express an opinion on Biosynergy, Inc.’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Biosynergy, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as Biosynergy, Inc.’s auditor since 2010.

Oak Park, Illinois

July 19, 2018

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

Balance Sheets

April 30, 2018 and 2017

The accompanying notes are an integral part of the financial statements

EXHIBIT A

Assets
Current assets	April 30, 2018	April 30, 2017
Cash	$1,140,428	$1,040,582
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 in both 2018 and 2017)	230,701	267,545
Inventories	141,045	186,312
Prepaid expenses	55,845	32,165
Total Current Assets Equipment and leasehold improvements	1,568,019	1,526,604
Equipment	201,764	201,764
Leasehold improvements	23,447	23,447
	225,211	225,211
Less accumulated depreciation and amortization	215,371	205,326
Total equipment and leasehold improvements net Other Assets	9,840	19,885
Patents less accumulated amortization	61,687	70,372
Pending patents	69,420	69,420
Deposits	5,937	5,937
Total other assets	137,044	145,729
	$1,714,903	$1,692,218

The accompanying notes are an integral part of the financial statements.

Balance Sheets

April 30, 2018 and 2017

EXHIBIT A

Liabilities and Stockholders’ Equity

Current liabilities	April 30, 2018	April 30, 2017
Accounts payable	$ 9,373	$ 3,842
Accrued compensation and payroll taxes	25,992	42,472
Other accrued liabilities	10,996	3,589
Accrued vacation	24,271	21,795
Total current liabilities	70,632	71,698
Deferred income taxes Stockholders’ equity	25,440	34,800
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares as of April 30, 2018 and 2017	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	977,542	944,431
Total stockholders' equity	1,618,831	1,585,720
	$ 1,714,903	$ 1,692,218

 .

The accompanying notes are an integral part of the financial statements

Statements of Income

Years Ended April 30, 2018 and 2017

EXHIBIT B

		April 30
	2018	2017
Net sales	$ 1,214,213	$ 1,292,569
Cost of sales	391,969	376,306
Gross profit Operating expenses	822,244	916,263
Marketing	186,825	190,536
General and administrative	433,130	416,258
Research and development	169,892	160,878
Total operating expenses	789,847	767,672
Income from operations Other income	32,397	148,591
Interest income	394	407
Other income	1,920	1,920
Total other income	2,314	2,327
Net income before income taxes	34,711	150,918
Provision for income taxes	1,600	43,693
Net income	$ 33,111	$ 107,225
Net income per common share - basic and diluted Weighted-average shares of common stock outstanding -	$ 0.002	$ 0.007
basic and diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

Statements of Stockholders’ Equity

Years Ended April 30, 2018 and 2017

EXHIBIT C

Common Stock

	Common Shares	Amount	Other and Related Receivable	Retained Earnings	Total
Balance April 30, 2016	14,935,511	$ 660,988	$ (19,699)	$ 837,206	$ 1,478,495
Net Income	-	$ -	$ -	$ 107,225	$ 107,225
Balance April 30, 2017	14,935,511	$ 660,988	$ (19,699)	$ 944,431	$ 1,585,720
Net Income	-	$ -	$ -	$ 33,111	$ 33,111
Balance April 30, 2018	14,935,511	$ 660,988	$ (19,699)	$ 977,542	$ 1,618,831

The accompanying notes are an integral part of the financial statements.

Statements of Cash Flows

Years Ended April 30, 2018 and 2017

EXHIBIT D

Years Ended April 30

Cash flows from operating activities	2018	2017
Net income Adjustments to reconcile net income to cash (used in) provided by operating activities	$ 33,111	$ 107,225
Depreciation and amortization	18,730	17,750
Deferred income taxes Changes in assets and liabilities	(9,360)	2,690
Accounts receivable	36,844	(75,494)
Inventories, prepaid expenses and other	21,587	(83,559)
Accounts payable and accrued expenses	(1,066)	2,517
Total adjustments	66,735	(136,096)
Net cash (used in) provided by operating activities Cash flow from investing activities	99,846	(28,871)
Purchase of equipment	-	(13,564)
Patents and patents pending	-	(8,632)
Net cash used in investing activities	-	(22,196)
Increase (decrease) in cash	99,846	(51,067)
Cash beginning of year	1,040,582	1,091,649
Cash end of year Supplemental disclosure of cash flow information	$ 1,140,428	$ 1,040,582

Income taxes paid $ 31,600 $ 46,400

Interest paid $ - $ -

Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for about 92% of sales for the year ended April 30, 2018 and about 90% for the ending 2017. The products are sold to hospitals, clinical end users, laboratories and product dealers primarily located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash

The Company maintains all of its cash in bank deposit accounts, which at times may exceed federally insured limits. No losses have been experienced on such accounts. All cash is held with Bank of America, N.A., and BMO Harris, N.A.

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

Revenue Recognition

The Company sells its products directly to customers and through independent distributors. The Company recognizes revenue when control is transferred to a customer. For products sold through independent distributors, control is transferred upon shipment, based on the contract terms and legal requirements.

The amount of revenue recognized does not contemplate sales returns, because they are deemed to be nominal.

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filing, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. Management does not believe that there are any uncertain tax positions as of April 30, 2018.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the years ended April 30, 2018 and 2017 as there are no common stock equivalents.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2018 and 2017, approximates their carrying value.

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

On February 25, 2016, the FASB issued Topic 842, Leases.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. GAAP.  The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  At inception, a lessee must classify all leases as either finance or operating.  The Company adopted Topic 842 at the extension of the current lease for its facilities in Elk Grove Village effective May 1, 2018. The Company classifies the lease as an operating lease. The adoption of Topic 842 increases the Company’s total assets and liabilities by approximately $178,000 as of May 1, 2018, and will have an insignificant impact on the results of its operations during the life of the lease.

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2015-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted ASU 2015-09 beginning May 1, 2018. The Company does not expect the adoption of the amended guidance to have a material impact on the Company's financial statements. The Company will make additional revenue related disclosures in the footnotes to the Company’s financial statements upon adoption in the first quarter of fiscal year 2019.

Note 3 - Inventories

Inventories consist of the following:

	2018	2017

Raw Materials	$97,319	142,713
Work-in-process	24,624	16,752
Finished goods	19,102	26,847

	$141,045	$186,312

Note 4 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2018 and 2017 are as follows:

	2018	2017
Total deferred tax liabilities
Patents	$30,785	$38,996
Prepaid and other	$7,296	$7,671
	38,081	46,667

Total deferred tax assets
Accrued vacation pay	(6,632)	(7,070)
Equipment and leaseholds	(4,223)	(2,290)
Other	(1,786)	(2,507)
	(12,641)	(11,867)

Net deferred income tax liabilities	$25,440	$34,800

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

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21% starting in 2018. We have incorporated the new rates in our deferred tax calculations for the year ended April 30, 2018, and the effects are reflected in our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for annual periods beginning after December 15, 2017. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company early adopted ASU 2015-17 during the year ended April 30, 2018, on a retrospective basis. There was no direct impact on the audited financial statements.

The provision for income taxes consists of the following components:

	2018	2017
Current
Federal	$6,618	$30,758
State	4,342	10,245
	10,960	41,003

Deferred	(9,360)	2,690
	$1,600	$43,693

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

Year Ended April 30,

	2018	2017

U.S. federal statutory tax rate	34.0%	34.0%
State income tax expense, net of federal tax benefit	7.7%	6.0
Effect of graduated federal tax rates and other	(23.20)	(11.0)
Effect of new tax law	(13.9)	----
Effective tax rate	4.60%	29.0%

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2018:

Stock of Affiliates

	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0%	—%	100%
Fred K. Suzuki, Officer	4.1	30.0	—
Jeanne S. Addis, as Trustee	—	28.1	—
Mary K. Friske, Officer	0.3	0.7	—
Laurence C. Mead, Officer	0.4	10.0	—
Beverly R. Suzuki	2.7	—	—
Lauane C. Addis, Officer	—	—	—
Malcolm MacCoun, Director	—	—	—

As of April 30, 2018 and 2017, $19,699 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance of $19,699 was reclassified as a contra equity account.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were $24,590 and $18,349 for the years ended April 30, 2018 and 2017, respectively.

Note 6 - Lease Commitments

In February 2018, the Company entered into a two-year lease agreement for its current facilities, which started May 1, 2018 and expires on April 30, 2020. The base rent under the lease escalates over the life of the lease. However, rent expense is recorded on a straight-line basis as required by accounting principles generally accepted in the United States of America. As of April 30, 2018, the Company’s approximate total future minimum lease payments are as follows:

Year Ending April 30:

2019 $88,000

2020 $90,200

Rent expense was $86,700 for fiscal years ended April 30, 2018 and 2017.

Note 7 – Customer Concentrations

Shipments to one customer amounted to approximately 28.3% and 27.5% of sales in fiscal years 2018 and 2017, respectively. As of April 30, 2018 and 2017, there were outstanding accounts receivable from this customer of approximately $59,688 and $69,190, respectively.

Shipments to another customer accounted for 38.1% and 37.4% of sales in fiscal years 2018 and 2017, respectively. As of April 30, 2018 and 2017, there were outstanding accounts receivable from this customer of approximately $138,823 and $152,443, respectively.

The Company had export sales of $42,355 during the last fiscal year, and export sales of $53,055 during the fiscal year ending in 2017. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Note 8 – Employee Benefit Plan

The Company sponsors a 401(k) plan for all full-time employees. Under the plan, a participant may elect to defer compensation (up to allowable limits). The Company's discretionary matching contributions for the years ended April 30, 2018 and 2017 were $23,736 and $26,274, respectively.

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

Dated: July 19, 2018

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

Dated: July 19, 2018

/s/ Laurence C. Mead

Laurence C. Mead

Vice President/Manufacturing and

Development, Chief Financial Officer, and

Chief Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2018, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2018, and for the period then ended.

Biosynergy, Inc.

Dated: July 19, 2018

/s/ Fred K. Suzuki

Fred K. Suzuki

Chairman of the Board, Chief

Executive Officer and President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biosynergy, Inc. (the “Company”) on Form 10-K for the year ending April 30, 2018, the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that: (1) the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly represents, in all material respects, the financial conditions and results of operations of the Company as of April 30, 2018, and for the period then ended.

Biosynergy, Inc.

Dated: July 19, 2018

/s/ Laurence C. Mead

Laurence C. Mead

Vice President/Manufacturing and

Development, Chief Financial Officer, and

Chief Accounting Officer