Form 10-Q
period 2018-07-31
BIOSYNERGY INC
filed 2018-09-14
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Large accelerated filer ______ Accelerated filer ______

Non-accelerated filer (Do not check if a smaller reporting company) ______ Smaller reporting company ___X___

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2018: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

Assets

	July 31, 2018 Unaudited	April 30, 2018 Audited
Current Assets Cash Accounts receivable. Trade (net of allowance for	$1,163,643	$1,140,428
doubtful accounts of $500 at July 31, 2018 and April 30, 2018	228,167	230,701
Inventories	136,104	141,045
Prepaid expenses	49,227	55,845
Total Current Assets	1,577,141	1,568,019
Property, Plant and Equipment Equipment	201,764	201,764
Leasehold improvements	23,447	23,447
Operating lease right of use asset	178,200	—
	403,411	225,211
Less accumulated depreciation and amortization	(239,569)	(215,371)
Total Property, Plant and Equipment Net	163,847	9,840_
Other Assets Patents less accumulated amortization	59,516	61,687
Pending patents	69,420	69,420
Deposits	5,937	5,937
Total Other Assets	134,873	137,044

	$1,875,861	$1,714,903

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Shareholders’ Equity

	July 31, 2018 Unaudited	April 30, 2018 Audited
Current Liabilities Accounts payable	$19,738	$9,373
Accrued compensation and payroll taxes	16,153	25,992
Accrued vacation	28,486	24,271
Other accrued liabilities	634	10,996
Operating lease liability	66,000	—
Total Current Liabilities	131,011	70,632

Long Term Liabilities
Deferred income taxes	25,440	25,440
Operating lease liability	90,200	—
Total Long Term Liabilities	115,640	25,440
Shareholder's Equity Common stock, no par value: 20,000,000 authorized
shares issued: 14,935,511 shares at July 31, 2018 and April 30, 2018	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	987,921	977,542
Total Shareholders' Equity	1,629,210	1,618,831

	$1,875,861	$1,714,903

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended

July 31

	2018	2017
Net sales	$317,829	$302,904
Cost of sales	103,914	98,236
Gross profit	213,915	204,668
Operating expenses
Marketing	45,709	45,574
General and administrative	117,340	129,443
Research and development	36,920	40,667
Total Operating Expenses	199,969	215,684

Income (Loss) from operations	13,946	(11,016)
Other income
Interest income	92	108
Other income	480	480
Total Other Income	572	588

Net Income (loss) before income taxes	14,518	(10,428)

Provision (benefit) for income taxes	4,139	(3,268)
Net Income (Loss)	$10,379	$(7,160)
Net income (loss) per common share - basic and diluted	$.0007	$(.0005)
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2018

Unaudited

  Common Stock

	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2018	14,935,511	$660,988	$(19,699)	$977,542	$1,618,831
Net Income Balance, July 31, 2018	—	—	—	$10,379	$10,379
	14,935,511	$660,988	$(19,699)	$987,921	$1,629,210

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

 Unaudited

Cash flows from operating activities	Three Months Ended July 31
	2018	2017
Net income (loss) Adjustments to reconcile net loss to cash provided by operating activities	$ 10,379	$ (7,160)
Depreciation and amortization Changes in assets and liabilities	26,364	4,750
Accounts receivable	2,534	54,264
Inventories	4,941	30,841
Prepaid expenses and other	6,618	(3,584)
Accounts payable and accrued expenses	(5,621)	(7,233)
Building lease liability for right of use asset	(22,000)	-
Total adjustments	12,836	79,038
Net cash provided by operating activities	23,215	71,878
Increase in cash and cash equivalents	23,215	71,878
Cash and cash equivalents beginning period	1,140,428	1,040,582
Cash and cash equivalents ending period Supplemental cash flow information	$ 1,163,643	$ 1,112,460
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Non-Cash Transactions Recording of right of use asset-building lease	$ 178,200	$ -

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2018 and 2017

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2018 Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2018 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 91.34% of the sales during the quarter ending July 31, 2018 and 91.02% during the quarter ending July 31, 2017. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $1,918 and $2,579 for the three month periods ending July 31, 2018 and 2017, respectively.

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2018 and 2017

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Prepaid Expenses

Certain expenses, primarily insurance and income taxes, have been prepaid and will be used within one year.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. Several additional ASUs have subsequently been issued amending and clarifying the standard. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle and to determine when and how revenue is recognized. The updates may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption.

The Company adopted this standard on May 1, 2018, using the modified retrospective approach. The impact of the adoption of ASU 2014-09 on the Company’s condensed consolidated financial statements is as follows:

•	The Company’s revenue is primarily generated from the sales of products directly to customers or through distribution channels, based on purchase orders and not supply contracts providing for additional goods or services once the products are transferred to the customer. The Company’s performance obligations underlying such sales, and the timing of revenue recognition related thereto, remain substantially unchanged following the adoption of this ASU.

•	The adoption of ASU No. 2014-09 requires that the Company recognize its sales return allowance on a gross basis rather than as a net liability. As such, the Company now recognizes a return asset for the right to recover the goods returned by the customer, measured at the former carrying amount of the products, less any expected recovery costs (recorded as an increase to prepaid expenses and other current assets), and a return liability for the amount of expected returns (recorded as an increase to other current liabilities). The Company’s analysis of sales returns over the past several years noted that sales returns are nominal and therefore no sales return allowance is deemed necessary.

There was no adjustment necessary for fiscal year ending April 30, 2018 or prior in relation to the change in the revenue recognition policy and no significant effects on the first quarter ending July 31, 2018.

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

The provision (benefit) for income taxes consists of the following components for the three month periods ended July 31:

Current

Federal $ 2,760 $(2,460)

State 1,379 (808)

Provision (Benefit) for Income Taxes 4,139 $(3,268)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended July 31,
	2018	2017
U.S. federal statutory tax rate	21.0%	34.0%
State income tax expense, net of Federal tax benefit	7.51	5.0
Effect of graduated federal tax rates	—	(7.66)
Effective Tax Rate	28.51%	31.34%

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

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2018 and 2017

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the 1st quarter ended July 31, 2018 and 2017 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the three month periods ending July 31, 2018 and 2017, there were no differences between the Company’s net income and comprehensive income.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of April 30, 2018 and 2017, approximates their carrying value.

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment and an international segment. The international segment operations are immaterial. See Note 7.

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

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2018 and 2017

Note 3 – Inventories

Components of inventories are as follows:

	July 31, 2018	April 30, 2018

Raw materials	$84,860	$97,319
Work-in-process	26,166	24,624
Finished goods	25,078	19,102
	$136,104	$141,045

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2018:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Lauane C. Addis, Officer	—	—	—
Jeanne S. Addis, Trustee	—	28.1	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	10.0	—
Beverly K. Suzuki	2.7	—	—
Malcolm MacCoun, Director	—	—	—

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2018 and 2017

Note 5 - Related Party Transactions (Cont’d)

As of July 31, 2018, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $8,706 and $13,485 for the three months ended July 31, 2018 and 2017 respectively.

Note 6 – Lease Commitments

On February 25, 2016, the FASB issued Topic 842, Leases. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. At inception, a lessee must classify all leases as either finance or operating. In February 2018, the Company entered into a two-year lease agreement for its current facilities, which started May 1, 2018 and expires on April 30, 2020. Under the new lease standard, which was early-adopted by the Company as of May 1, 2018, the Company’s lease was accounted for as an operating lease. As a result, the Company measured the lease liability using the two year term and rates per the lease agreement and recognized a lease liability, with a corresponding right-of-use asset. A discount was not calculated due to the lease agreement only having a two year term.

The operating lease expense, recorded as depreciation expense, for the three months ending July 31, 2018 is $22,275. The corresponding expense, recorded as rent expense, for the three months ending July 31, 2017 is $21,675.  Retrospective application of the new standard did not render any adjustments since all of the Company’s operating leases were less than one year.

Maturities of lease liabilities as of July 31, 2018 are presented in the following table:

Year Ending April 30:

2019 $ 66,000

2020 $ 90,200

Note 7 – Customer Concentrations

Shipments to one customer amounted to 31.87% of sales during the first three months of Fiscal 2019 compared to 28.65% during the comparative Fiscal 2018 period. As of July 31, 2018, there were outstanding accounts receivable from this customer of $66,518 compared to $59,526 at July 31, 2017. Shipments to another customer amounted to 36.42% of sales during the first three months of Fiscal 2019 and 33.85% of sales during the first three months of Fiscal 2018. As of July 31, 2018, there were outstanding accounts receivable from this customer of $123,166 compared to $109,008 at July 31, 2017.

The Company had export sales of $10,790 during the first three months of Fiscal 2019, and export sales of $8,650 during the first three months of Fiscal 2018. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

BIOSYNERGY, INC.

Three Months Ended July 31, 2018 and 2017

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Net Sales/Revenues

For the three month period ending July 31, 2018 (“1st Quarter”), the net sales increased 4.92%, or $14,925, as compared to net sales for the comparative three month period ending in 2017. The increase in net sales during the 1st Quarter was primarily due to an increase in sales of HemoTemp® II and HemoTemp® II Activator. During the 1st Quarter, sales of HemoTemp® II increased by $14,620 resulting in higher net sales overall. As of July 31, 2018, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $480 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $92.

Costs and Expenses

General

The operating expenses of the Company during the 1st Quarter decreased overall by 7.85%, or $15,715, as compared to the three month period ending July 31, 2017, primarily due to a decrease in general and administrative expenses and research and development costs.

Cost of Sales

The cost of sales during the 1st Quarter increased by $5,678 as compared to these expenses during the three month period ending July 31, 2017. This increase was due primarily due to higher salaries and related employee expenses. As a percentage of sales, the cost of sales was 32.69% during the 1st Quarter and 32.43% for the three month period ending July 31, 2017. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs for the 1st Quarter decreased by $3,747, or 10.15%, as compared to the same quarter in fiscal 2017. The decrease was mainly due to reduced prototype expenses for the 1st Quarter compared to the three month period ending July 31, 2017. The Company is continuing research intended to improve and expand the Company’s current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

Marketing Expenses

Marketing expenses for the 1st Quarter increased by $135 as compared to the quarter ending July 31, 2017.

BIOSYNERGY, INC.

Three Months Ended July 31, 2018 and 2017

General and Administrative Expenses

General and administrative costs for the 1st Quarter decreased by $12,103, or 10.31%, as compared to the 3 month period ending July 31, 2017. This decrease was primarily the result of a decrease in legal fees and the timing of accounting fees. Except for unforeseen expenses and normal increases in employee costs, it is unlikely general and administrative expenses will materially change during Fiscal 2019.

Net Income (Loss)

The Company realized a net income of $10,379 during the 1st Quarter as compared to a net loss of $7,160 for the comparative quarter of the prior year. The net income during the first quarter was primarily due to higher sales and reduced accounting fees due to the timing of billing.

Assets/Liabilities

General

Since April 30, 2018, the Company’s assets have increased by $160,958 and liabilities have increased by $150,579. The increase in assets is due to an increase in cash offset by decreases in accounts receivables, inventories, and prepaid expenses. Also, the implementation of FASB Topic 842 related to changes in the accounting treatment for leases (“FASB Topic 842”) increased assets by $155,925 and increased liabilities by $156,200, offset by a decrease of $5,621 in other current liabilities.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2018 and April 30, 2018. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $8,706 and $13,485 at July 31, 2018 and 2017, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 12.04 to 1, has decreased compared to 22.2 to 1 at April 30, 2018, primarily due to the adoption of FASB Topic 842. This decrease is not indicative of a material change in the financial condition of the Company, but rather the result of a change in accounting reporting method for the Company’s facilities lease. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods, subject to other normal fluctuations. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

BIOSYNERGY, INC.

Three Months Ended July 31, 2018 and 2017

Liquidity and Capital Resources

During the 1st Quarter, the Company experienced a decrease in working capital of $51,257. This was primarily due to the adoption of FASB Topic 842. Without the adoption of FASB Topic 842, working capital would have increased by $14,743.

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

Cash provided by operating activities was $23,215 during the three month period ending July 31, 2018. There was no cash used in investing activities. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2018 or 2017.

As of July 31, 2018, the Company had $1,577,141 of current assets available. Of this amount, $49,227 was prepaid expenses, $136,104 was inventory, $228,167 was net trade receivables and $1,163,643 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

BIOSYNERGY, INC.

Three Months Ended July 31, 2018 and 2017

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

Forward-Looking Statements

This report may contain statements which, to the extent they are not recitations of historical fact, constitute "forwardlooking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks and uncertainties. Actual results may differ materially from such forwardlooking statements for reasons including, but not limited to, changes to and developments in the legislative and regulatory environments effecting the Company’s business, the impact of competitive products and services, changes in the medical and laboratory industries caused by various factors, risks inherit in marketing new products, as well as other factors as set forth in this report. Thus, such forward-looking statements should not be relied upon to indicate the actual results which might be obtained by the Company. No representation or warranty of any kind is given with respect to the accuracy of such forward-looking information. The forward-looking information has been prepared by the management of the Company and has not been reviewed or compiled by independent public accountants.

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

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

 BIOSYNERGY, INC.

Three Months Ended July 31, 2018 and 2017

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending July 31, 2018 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending July 31, 2018, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2018 or during the first quarter of Fiscal 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a)	As of the end of the Company’s Fiscal Quarter ending July 31, 2018, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)	As of the end of the Company’s Fiscal Quarter ending July 31, 2018, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

BIOSYNERGY, INC.

Three Months Ended July 31, 2018 and 2017

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a)	The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending July 31, 2018, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

(3)	Articles of Incorporation and By-laws(i)

(4)	Instruments defining rights of security holders, including indentures - none.

(10)	Material Contracts – none.

(11)	Statement regarding computation of per share earnings- none.

(15)        Letter regarding unaudited interim financial information - none.

(18)	Letter regarding change in accounting principles - none.

(19)	Reports furnished to security holders - none.

(22)	Published report regarding matters submitted to vote of security holders - none.

(23)	Consents of experts and counsel - none.

(24)	Power of Attorney - none.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(31.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

(32.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

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

BIOSYNERGY, INC.

Three Months Ended July 31, 2018 and 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date September 14, 2018 /s/ Fred K. Suzuki

Fred K. Suzuki

Chief Executive Officer, Chairman of the Board, and President

Date September 14, 2018 /s/ Laurence C. Mead

Laurence C. Mead

Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer