Form 10-Q
period 2018-10-31
BIOSYNERGY INC
filed 2018-12-17
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2018: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

Assets
October 31, 2018 April 30, 2018 Unaudited Audited
Current Assets Cash Accounts receivable, Trade (net of allowance for	$ 1,177,713 $ 1,140,428
doubtful accounts of $500 at October 31, 2018 and April 30, 2018)	220,570 230,701
Inventories	143,354 141,045
Prepaid expenses	29,188 55,845
Total Current Assets	1,570,825 1,568,019
Property, Plant and Equipment Equipment	202,943 201,764
Leasehold improvements	25,809 23,447
Operating lease - right of use asset	178,200-
406,952 225,211
Less accumulated depreciation and amortization	(264,098) (215,371)
Total Property, Plant and Equipment, Net	142,854 9,840_
Other Assets Patents, less accumulated amortization	125,524 61,687
Pending patents	-69,420
Deposits	5,937 5,937
Total Other Assets	131,461 137,044

$ 1,845,140 $ 1,714,903

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Shareholders’ Equity

October 31, 2018 April 30, 2018 Unaudited Audited
Current Liabilities Accounts payable	$ 2,857 $ 9,373
Accrued compensation and payroll taxes	6,789 25,992
Accrued vacation	20,375 24,271
Other accrued liabilities	272 10,996
Operating lease liability	89,100-
Total Current Liabilities	119,393 70,632

Long Term Liabilities

Deferred income taxes 25,440 25,440

Operating lease liability 45,100 -

Total Long Term Liabilities 70,540 25,440

Shareholder's Equity

Common stock, no par value: 20,000,000 authorized

shares issued: 14,935,511 shares at October 31, 2018 and 660,988 660,988

April 30, 2018

Receivable from affiliate (19,699) (19,699)

Retained earnings 1,013,918 977,542

Total Shareholders' Equity 1,655,207 1,618,831

$ 1,845,140 $ 1,714,903

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2018	2017	2018	2017

Net sales	$328,429	$320,515	$646,258	$623,419
Cost of sales	107,885	88,976	211,799	187,212
Gross profit	220,544	231,539	434,459	436,207
Operating expenses
Marketing	48,265	47,961	93,973	93,535
General and administrative	97,615	94,653	214,955	224,096
Research and development	38,911	49,898	75,832	90,565
Total Operating Expenses	184,791	192,512	384,760	408,196

Income from operations	35,753	39,027	49,699	28,011
Other income
Interest income	132	107	224	215
Other income	480	480	960	960
Total Other Income	612	587	1,184	1,175

Net income before income taxes	36,365	39,614	50,883	29,186

Provision for income taxes	10,368	9,153	14,507	5,885
Net income	$25,997	$30,461	$36,376	$23,301

Net income per common share - basic and diluted	$0.002	$0.002	$0.002	$0.002
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2018

Unaudited

Common Stock

	Receivable from Shares Amounts Affiliate	Retained Earnings	Total
Balance, May 1, 2018	14,935,511 $ 660,988 $ (19,699)	$977,542	$1,618,831
Net Income Balance, October 31,	- - -	$36,376	$36,376
2018	14,935,511 $ 660,988 $ (19,699)	$1,013,918	$1,655,207

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

Six Months Ended October 31

Cash flows from operating activities	2018	2017
Net income Adjustments to reconcile net loss to cash provided by operating activities	$36,376	$23,301
Depreciation and amortization changes in assets and liabilities	54,310	9,410
Accounts receivable	10,131	32,960
Inventories	(2,309)	24,832
Prepaid expenses and other	26,657	4,767
Accounts payable and accrued expenses	(40,339)	(28,860)
Building lease liability for right of use asset	(44,000)	—
Total adjustments	4,450	43,109
Net cash provided by operating activities	40,826	66,410
Cash flows from investing activities Purchase of Equipment	(3,541)	—
Net cash used in investing activities	(3,541)	—
Increase in cash and cash equivalents	37,285	66,410

Cash and cash equivalents beginning period	1,140,428	1,040,582
Cash and cash equivalents ending period Supplemental cash flow information	$1,177,713	$1,106,992
Interest paid	$—	$—
Income taxes paid Non-Cash Transactions	$—	$11,000
Recording of right of use asset-building lease	$178,200	$—

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2018 and 2017

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2018 Annual Report on Form 10-K. The results of operations for the six months ended October 31, 2018 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 90.84% of the sales during the six months ending October 31, 2018 and 91.78% during the six months ending October 31, 2017. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation expense was $4,177 and $5,067 for the six month periods ending October 31, 2018 and 2017, respectively.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2018 and 2017

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Prepaid Expenses

Certain expenses, primarily insurance and income taxes, have been prepaid and will be used within one year.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. Several additional ASUs have subsequently been issued amending and clarifying the standard. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle and to determine when and how revenue is recognized. The updates may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption.

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

There was no adjustment necessary for fiscal year ending April 30, 2018 or prior in relation to the change in the revenue recognition policy and no significant effects on the six month period ending October 31, 2018.

Shipping and Handling

Shipping and handling fees billed to customer, if any, are netted against the related costs which are included in cost of sales. The net cost is not material.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2018 and 2017

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

The provision for income taxes consists of the following components for the six month periods ended October 31:

2018 2017

Current

Federal $9,673 $4,431

State 4,834 1,454

Provision for Income Taxes $14,507 $5,885

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

Period ended October 31,
2018 2017
U.S. federal statutory tax rate	21.0% 34.0%
State income tax expense, net of Federal tax benefit	7.51 5.0
Effect of graduated federal tax rates	—	(7.64)
Effective Tax Rate	28.51% 31.36%

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for the six months ended October 31, 2018 and 2017 were $5,583 and $4,343 respectively.

Patents relate to products that have been developed and are being marketed by the Company. Patents pending relate to products under development.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2018 and 2017

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the six months ended October 31, 2018 and 2017 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the six month periods ending October 31, 2018 and 2017, there were no differences between the Company’s net income and comprehensive income.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of October 31, 2018 and April 30, 2018, approximates their carrying value.

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

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2018 and 2017

Note 3 – Inventories

October 31, 2018	April 30, 2018

Components of inventories are as follows:

Raw materials	$104,694	$97,319
Work-in-process	24,610	24,624
Finished goods	14,050	19,102
	$143,354	$141,045

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2018:

		Stock of Affiliates

	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Lauane C. Addis, Officer	—	—	—
Jeanne S. Addis, Trustee	—	28.1	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	10.0	—
Beverly K. Suzuki	2.7	—	—
Malcolm MacCoun, Director	—	—	—

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2018 and 2017

Note 5 - Related Party Transactions (Cont’d)

As of October 31, 2018, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $14,811 and $19,421 for the six months ended October 31, 2018 and 2017 respectively.

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

The operating lease expense, recorded as depreciation expense, for the six months ending October 31, 2018 is $44,550. The corresponding expense, recorded as rent expense, for the six months ending October 31, 2017 is $44,000. Retrospective application of the new standard did not render any adjustments since all of the Company’s operating leases were less than one year.

Maturities of lease liabilities as of October 31, 2018 are presented in the following table:

Year Ending April 30:

2019	$ 44,000
2020	$ 90,200

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2018 and 2017

Note 7 – Customer Concentrations

Shipments to one customer amounted to 30.53% of sales during the first six months of Fiscal 2019 compared to 29.58% during the comparative Fiscal 2018 period. As of October 31, 2018, there were outstanding accounts receivable from this customer of $55,423 compared to $66,320 at October 31, 2017. Shipments to another customer amounted to 35.66% of sales during the first six months of Fiscal 2019 and 35.53% of sales during the first six months of Fiscal 2018. As of October 31, 2018, there were outstanding accounts receivable from this customer of $127,278 compared to $130,456 at October 31, 2017.

The Company had export sales of $32,865 during the 2nd Quarter of Fiscal 2019, and export sales of $16,310 during the first 2nd Quarter of Fiscal 2018. For the six months ending October 31, 2018 export sales were $43,655 and $24,960 for the same period ending October 31, 2017. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending October 31, 2018 (“2nd Quarter”), the net sales increased 2.47%, or $7,914, and increased 3.67%, or $22,839, during the six month period ending October 31, 2018, as compared to net sales for the comparative periods ending in 2017. This increase in sales is primarily the result of an increase in the sales of HemoTemp® , HemoTemp® II and HemoTemp® II Activators. As of October 31, 2018, the Company had no back orders.

In addition to the above, the Company had $612 and $1,184 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the three and the six month periods ending October 31, 2018, respectively.

Costs and Expenses

General

The operating expenses of the Company during the 2nd Quarter decreased overall by 4.01%, or $7,721, and decreased by 5.74%, or $23,436, for the six month period ending October 31, 2018, as compared to the same periods ending in 2017. The decrease during the 2nd Quarter and for the six month period ending October 31, 2018 was due to a one time chemical waste disposal fee last year, and decrease in legal and accounting fees this year.

Cost of Sales

The overall cost of sales during the 2nd Quarter increased by $18,909 and increased by $24,587 during the six month period ending October 31, 2018 as compared to the same periods ending in 2017. For the six months ended October 31, 2018, the increase was due to higher sales of the HemoTemp® II activators, higher employee costs and higher raw material costs. As a percentage of sales, the cost of sales were 32.85% during the 2nd Quarter and 27.76% for the comparative quarter ending in 2017; and 32.77% during the six month period ending October 31, 2018 compared to 30.03% in 2017. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs decreased $10,987, or 22.02%, during the 2nd Quarter as compared to the same quarter in 2017. These costs decreased by $14,733, or 16.27%, during the six month period ending October 31, 2018 as compared to the same period in 2017. This decrease was primarily due to the cost of chemical waste disposal last year.

Marketing Expenses

Marketing expenses for the 2nd Quarter increased by $304, or .63%, as compared to the quarter ending October 31, 2017 and increased by $438, during the six month period ending October 31, 2018 compared to the six-month period ending October 31, 2017. The change in marketing expenses for the six-month period ending October 31, 2018 compared to the six-month period ending October 31, 2017 was not material or related to any one expense item.

General and Administrative Expenses

General and administrative costs increased by $2,962, or 3.13%, in the 2nd Quarter, and decreased by $9,141, or 4.08%, during the six month period ending October 31, 2018, as compared to the same periods in 2017. This overall decrease for the six months ending October 31, 2018 was due primarily to lower legal fees and timing of accounting fees. Except for unforeseen items and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2019.

Net Income

The Company realized a net income of $25,997 during the 2nd Quarter as compared to a net income of $30,461 for the comparative quarter in the prior year. The Company also realized a net income of $36,376 for the six month period ending October 31, 2018 as compared to a net income of $23,301 during the same period in 2017. The increase in net income is a result of an increase in net sales and a decrease in overall operating expenses.

Assets/Liabilities
General

Since April 30, 2018, the Company’s assets have increased by $130,237 and liabilities have increased by $93,861. The increase in assets is due to an increase in cash and inventories offset by decreases in accounts receivables, and prepaid expenses. Also, the implementation of FASB Topic 842 related to changes in the accounting treatment for leases (“FASB Topic 842”) increased assets by $89,100 and increased liabilities by $134,200, offset by a decrease of $40,339 in other current liabilities.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2018 and April 30, 2018. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company is classified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $14,811 and $19,421 for the six months ended October 31, 2018 and 2017, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 13.16 to 1, has decreased compared to 22.2 to 1 at April 30, 2018, primarily due to the adoption of FASB Topic 842. This decrease is not indicative of a material change in the financial condition of the Company, but rather the result of a change in accounting reporting method for the Company’s facilities lease. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods, subject to other normal fluctuations. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2018, the Company experienced a decrease in working capital of $45,955. This was primarily due to the adoption of FASB Topic 842. Without the adoption of FASB Topic 842, working capital would have increased by $43,145.

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

The cash provided by operating activities was $40,826 during the six month period ending October 31, 2018. The cash used in investing activities was $3,541 during the six month period ending October 31, 2018. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing or investing activities during the six month period ending October 31, 2018.

As of October 31, 2018, the Company had $1,570,825 of current assets available. Of this amount, $29,188 was prepaid expenses, $143,354 was inventory, $220,570 was net trade receivables and $1,177,713 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2018 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2018, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2018 or during the second quarter of Fiscal 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

The disclosures required by this Item are not applicable to the Company.

Item 4.	Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5.	Other Information.

(a)	The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending October 31, 2018, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

(3)	Articles of Incorporation and By-laws(i)
(4)	Instruments defining rights of security holders, including indentures - none.

(10)	Material Contracts – none.

(11)	Statement regarding computation of per share earnings- none.

(15)	Letter regarding unaudited interim financial information - none.

(18)	Letter regarding change in accounting principles - none.

(19)	Reports furnished to security holders - none.

(22)	Published report regarding matters submitted to vote of security holders - none.

(23)	Consents of experts and counsel - none.

(24)	Power of Attorney - none.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(31.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

(32.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.
____________________

(i)	Incorporated by reference to a Registration Statement filed on Form S-18 with the Securities and Exchange Commission, 1933 Act Registration Number 2-38015C, under the Securities Act of 1933, as amended, and Incorporated by reference, with regard to Amended and Restated By-Laws, to the Company’s Current Statement on Form 8-K dated as of July 2, 2009 filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date December 17, 2018	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date December 17, 2018	/s/ Laurence C. Mead
Laurence C. Mead Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer