Form 10-Q/A
period 2018-10-31
BIOSYNERGY INC
filed 2018-12-20
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2018: 14,935,511

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in its entirety the following items of its Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 as originally filed with the Securities and Exchange Commission on December 17, 2018 (the “Original Form 10-Q”): (i) The footnotes to the Financial Statements and Supplementary Data in Item 1 of Part 1, “Financial Information”; (ii) Item 4 of Part I, “Controls and Procedures”, (iii) Item 6 of Part II, “Exhibits”, and (iv) we also updated the signature page, certifications of the Chief Executive Officer and Chief Accounting Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 and the Company’s Financial Statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, the Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the changes described below.

The Company determined that its reported depreciation expense in the footnotes to its Financial Statements for the six months ended March 31, 2018 erroneously failed to include the effect of an accounting change associated with the Company’s adoption of FASB Issued Topic 842, Leases, as of May 1, 2018. The depreciation expense reported in Note 2 to the Financial Statements in the Original Form 10-Q as $4,177 should have been $48,727. In addition, in Note 6 to the Financial Statements in the Original Form 10-Q, the rent expense of $44,000 was erroneously attributed to the six months ending October 31, 2017 instead of the six months ending October 31, 2018. These amendments do not affect other previously recorded financial information in the Original Form 10-Q, including any Financial Statements or Management’s Discussion and Analysis of Financial Conditions.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

Assets
	October 31, 2018 Unaudited	April 30, 2018 Audited
Current Assets Cash Accounts receivable, Trade (net of allowance for doubtful accounts of	$1,177,713	$1,140,428
$500 at October 31, 2018 and April 30, 2018)	220,570	230,701
Inventories	143,354	141,045
Prepaid expenses	29,188	55,845
Total Current Assets	1,570,825	1,568,019
Property, Plant and Equipment Equipment	202,943	201,764
Leasehold improvements	25,809	23,447
Operating lease - right of use asset	178,200	—
	406,952	225,211
Less accumulated depreciation and amortization	(264,098)	(215,371)
Total Property, Plant and Equipment, Net	142,854	9,840
Other Assets Patents, less accumulated amortization	125,524	61,687
Pending patents	—	69,420
Deposits	5,937	5,937
Total Other Assets	131,461	137,044

	$ 1,845,140	$1,714,903

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Shareholders’ Equity

	October 31, 2018 Unaudited	April 30, 2018 Audited
Current Liabilities Accounts payable	$2,857	$9,373
Accrued compensation and payroll taxes	6,789	25,992
Accrued vacation	20,375	24,271
Other accrued liabilities	272	10,996
Operating lease liability	89,100	—
Total Current Liabilities	119,393	70,632

Long Term Liabilities
Deferred income taxes	25,440	25,440
Operating lease liability	45,100	—
Total Long Term Liabilities	70,540	25,440

Shareholder's Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at October 31, 2018 and April 30, 2018	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	1,013,918	977,542
Total Shareholder Equity	1,655,207	1,618,831

	$1,845,140	$1,714,903

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

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 90.84% of the sales during the six months ending October 31, 2018 and 91.78% during the six months ending October 31, 2018. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation expense was $48,727 and $5,067 for the six month periods ending October 31, 2018 and 2017, respectively.

Prepaid Expenses

Certain expenses, primarily insurance and income taxes, have been prepaid and will be used within one year.

Revenue Recognition

In May 2014, the FASB issued an Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. Several additional ASUs have subsequently been issued amending and clarifying the standard. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle and to determine when and how revenue is recognized. The updates may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption.

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

The provision for income taxes consists of the following components for the six month periods ended October 31:

	2018	2017
Current
Federal	$9,673	$4,431
State	4,834	1,454
Provision for Income Taxes	$14,507	$5,885

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended October 31,
	2018	2017
U.S. federal statutory tax rate	21.0%	34.0%
State income tax expense, net of Federal tax benefit	7.5	5.0
Effect of graduated federal tax rates	—	(7.64)
Effective Tax Rate	28.51%	31.36%

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

Note 3 – Inventories

October 31, 2018		April 30, 2018
Raw materials	$104,694	$97,319
Work-in-process	24,610	24,624
Finished goods	14,050	19,102
	$143,354	$141,045

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

The operating lease expense, recorded as depreciation expense, for the six months ending October 31, 2018 is $44,550. The corresponding expense, recorded as rent expense, for the six months ending October 31, 2018 is $44,000. Retrospective application of the new standard did not render any adjustments since all of the Company’s operating leases were less than one year.

Maturities of lease liabilities as of October 31, 2018 are presented in the following table:

Year Ending April 30:

2019	$44,000
2020	$90,200

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

Original Evaluation of Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2018.

Consideration of Restatement

In light of the amendments discussed in the Explanatory Note to this report, the Company’s Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 19, 2018, including whether the error identified was a result of a material weakness in the Company’s control over financial reporting. As a part of this assessment, the Company’s Chief Executive Officer and Chief Accounting Officer reconsidered whether the Company’s existing controls around the preparation and disclosure of financial information are effective to make sure that the appropriate financial information is reported. Although it is believed that the erroneous information was reported as a result of a clerical error, the Company has adopted an additional level of review as part of the process of preparing its reports for filing with the Securities and Exchange Commission. Subject to this change, the Chief Executive Officer and Chief Accounting Officer of the Company have again concluded that the Company’s disclosure controls and procedures were otherwise effective as of October 31, 2018.

Changes in Internal Control Over Financial Reporting

Except as noted above, there have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2018 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

The disclosures required by this Item are not applicable to the Company.

Item 4.	Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5.	Other Information.

(a)	The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending October 31, 2018, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(3)	Articles of Incorporation and By-laws(i)

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(31.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

(32.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Labels Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

Biosynergy, Inc.

Date December 20, 2018	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date December 20, 2018	/s/ Laurence C. Mead
Laurence C. Mead Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer