Form 10-Q
period 2019-01-31
BIOSYNERGY INC
filed 2019-03-14
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2019: 14,935,511

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

ASSETS

	January 31, 2019 Unaudited	April 30, 2018 Audited
Current Assets
Cash	$ 1,174,650	$ 1,140,428
Accounts receivable, trade (net of allowance for doubtful accounts of $500 at January 31, 2019 and April 30, 2018	304,308	230,701
Inventories	148,048	141,045
Prepaid expenses	31,068	55,845
Total Current Assets	1,658,074	1,568,019

Property, Plant and Equipment
Equipment	201,489	201,764
Leasehold improvements	25,809	23,447
Operating Lease – Right of Use Asset	178,200	-
	405,498	225,211

Less accumulated depreciation and amortization	(280,113)	(215,371)
Total Property, Plant and Equipment Other Assets	125,385	9,840
Patents, less accumulated amortization	122,113	61,687
Pending patents	-	69,420
Deposits	5,937	5,937
Total Other Assets	128,050	137,044

	$ 1,911,509	$ 1,714,903

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S EQUITY

	January 31, 2019 Unaudited	April 30, 2018 Audited
Current Liabilities
Accounts payable	$ 14,674	$ 9,373
Accrued compensation and payroll taxes	21,672	25,992
Accrued Vacation	22,185	24,271
Other accrued liabilities	6,766	10,996
Operating Lease Liability	89,650	-
Total Current Liabilities	154,947	70,632
Long Term Liabilities
Deferred Income Taxes	$ 25,440	$ 25,440
Operating Lease Liability	22,550	-
Total Long Term Liabilities	47,990	25,440

Shareholder's Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at January 31, 2019 and April 30, 2018	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	1,067,283	977,542
Total Shareholders' Equity	1,708,572	1,618,831

	$ 1,911,509	$ 1,714,903

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2019	2018	2019	2018

Net sales	$ 372,530	$ 309,653	$ 1,018,788	$ 933,072
Cost of sales	110,513	115,861	322,312	303,072
Gross profit	262,017	193,792	696,476	630,000
Operating expenses
Marketing	45,951	47,820	139,924	141,355
General and administrative	98,883	96,472	313,838	320,568
Research and development	43,168	43,038	119,000	133,603
Total Operating Expenses	188,002	187,330	572,762	595,526

Income from operations	74,015	6,462	123,714	34,474
Other income
Interest income	150	89	375	304
Other income	480	480	1,440	1,440
Total Other Income	630	569	1,815	1,744

Net income before income taxes	74,645	7,031	125,529	36,218

Provision for income taxes	21,281	1,934	35,788	7,819
Net income	$ 53,364	$ 5,097	$ 89,741	$ 28,399

Net income per common share - basic and diluted	$ .004	$ .000	$ .006	$ .002
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDER’S EQUITY

Nine Months Ended January 31, 2019

(Unaudited)

	Common Stock
	Shares	Amount	Other and Related Receivable	Retained Earnings	Total
Balance, May 1, 2018	14,935,511	$ 660,988	$ (19,699)	$ 977,542	$ 1,618,831

Net income	-	-	-	89,741	89,741

Balance, January 31, 2019	14,935,511	$ 660,988	$ (19,699)	$ 1,067,283	$ 1,708,572

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31
	2019	2018
Cash flows from operating activities
Net income	$ 89,741	$ 28,399
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	82,671	14,070
Changes in assets and liabilities
Accounts receivable	(73,607)	37,271
Inventories	(7,003)	52,373
Prepaid expenses and other	24,777	(20,068)
Accounts payable and accrued expenses	(5,335)	(19,935)
Building Lease Liability For Right of Use Asset	(66,000)	-
Total adjustments	(44,497)	63,711

Net cash provided by operating activities	45,244	92,110

Cash flows from investing activities
Purchase of equipment	(11,022)	-

Net cash used in investing activities	(11,022)	-

Increase in cash and cash equivalents	34,222	92,110
Cash and cash equivalents beginning period	1,140,428	1,040,582
Cash and cash equivalents ending period	$ 1,174,650	$ 1,132,692

Supplemental cash flow information
Interest paid	$_ -	$ -
Income taxes paid	$ -	$ 21,300

Non-Cash Transactions Recording of Right of Use Asset – Building Lease $ 178,200 $ -

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2019 and 2018

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2018 Annual Report on Form 10-K. The results of operations for the nine months ended January 31, 2019 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp® II Blood Monitoring Device, accounted for approximately 94.4% of the sales during the nine months ending January 31, 2019 and 92.14% during the nine months ending January 31, 2018. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

Note 2 – Summary of Significant Accounting Policies

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

Depreciation

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $6,852 and $7,556 for the nine month periods ending January 31, 2019 and 2018, respectively.

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

There was no adjustment necessary for fiscal year ending April 30, 2018 or prior in relation to the change in the revenue recognition policy and no significant effects on the nine month period ending January 31, 2019.

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

The provision for income taxes consists of the following components for the nine month periods ended January 31:

Current	2019	2018
Federal	$23,863	$5,012
State	$11,925	$2,807
Provision for Income Taxes	$35,788	$7,819

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

Period ended January 31,
2019 2018
U.S. federal statutory tax rate	21.0% 29.7%
State income tax expense, net of Federal tax benefit	7.51 5.0
Effect of graduated federal tax rates	—	(13.1)
Effective Tax Rate	28.51% 21.6%

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for the nine months ended January 31, 2019 and 2018 were $8,994 and $6,514 respectively.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the nine months ended January 31, 2019 and 2018 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the nine month periods ending January 31, 2019 and 2018, there were no differences between the Company’s net income and comprehensive income.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated

interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of January 31, 2019 and April 30, 2018, approximates their carrying value.

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

Note 3 – Inventories

Components of inventories are as follows:

January 31, April 30,

2019 2018

Raw materials	$115,219 $97,319
Work-in-process	15,203 24,624
Finished goods	17,626 19,102
$148,048 $ 141,045

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

Stock of Affiliates Biosynergy, F.K. Suzuki Inc. International, Inc. Medlab, Inc.

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2019:

F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Lauane C. Addis, Officer	—	—	—
Jeanne S. Addis, Trustee	—	28.1	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	10.0	—
Beverly K. Suzuki	2.7	—	—
Malcolm MacCoun, Director	—	—	—

As of January 31, 2019, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $18,341 and $21,988 for the nine months ended January 31, 2019 and 2018 respectively.

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

The operating lease expense, recorded as amortization expense, for the nine months ending January 31, 2019 is $66,825. The corresponding expense, recorded as rent expense, for the nine months ending January 31, 2019 is $66,000. Retrospective application of the new standard did not render any adjustments since all of the Company’s operating leases were less than one year.

Maturities of lease liabilities as of January 31, 2019 are presented in the following table:

Year Ending April 30:

2019	$ 22,000
2020	$ 90,200

Note 7 – Customer Concentrations

Shipments to one customer amounted to 28.15% of sales during the first nine months of Fiscal 2019 compared to 28.24% during the comparative Fiscal 2018 period. As of January 31, 2019, there were outstanding accounts receivable from this customer of $65,955 compared to $54,732 at January 31, 2018. Shipments to another customer amounted to 40.51% of sales during the first nine months of Fiscal 2019 and 36.67% of sales during the first nine months of Fiscal 2018. As of January 31, 2019, there were outstanding accounts receivable from this customer of $199,484 compared to $136,466 at January 31, 2018.

The Company had export sales of $25,005 during the 3rd Quarter of Fiscal 2019, and export sales of $7,160 during the 3rd Quarter of Fiscal 2018. For the nine months ending January 31, 2019 export sales were $68,660 and $32,120 for the same period ending January 31, 2018. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending January 31, 2019 (“3rd Quarter”), the net sales increased 20.3%, or $62,877, and increased 9.18%, or $85,716, during the nine month period ending January 31, 2019, as compared to net sales for the comparative periods ending in 2018. The increase in sales during the three and nine month periods ending January 31, 2019 is primarily the result of higher HemoTemp® II sales. At January 31, 2019 there were no back orders.

In addition, during the 3rd Quarter the Company had $630 of miscellaneous revenues and $1,815 for the nine month period ending January 31, 2019 primarily from interest income and leasing a portion of its storage space to an unrelated party.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter increased overall by .35%, or $672, as compared to the 3rd quarter in 2018. The operating expenses of the Company decreased by 3.82% or $22,764 for the nine month period ending January 31, 2019, as compared to the nine month period ending January 31, 2018, primarily due to a decrease in legal fees, entertainment and chemical waste disposal fees.

Cost of Sales

The cost of sales during the 3rd Quarter decreased by $5,348, and increased by $19,240 during the nine month period ending January 31, 2019 as compared to these expenses during the same periods ending in 2018. The decrease in the cost of sales during the 3rd Quarter was primarily due to higher freight charge revenues, which are offset against other expenses included in cost of sales. The increase for the nine month period ending January 31, 2019 was due to an increase in the cost of health insurance and certain raw materials. As a percentage of sales, the cost of sales were 29.67% during the 3rd Quarter, 37.42% for the comparative quarter ending in 2018, and 31.64% during the nine month period ending January 31, 2019 compared to 32.48% in 2018. Subject to unanticipated changes in the price of raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $130, or .03%, during the 3rd Quarter as compared to the same quarter in 2018. These costs decreased by $14,603, or 10.93%, during the nine month period ending January 31, 2019 as compared to the same period in 2018. The overall cost in research and development expense decreased during the nine months due to no chemical waste disposal fees, consulting fees or prototype expenses during the nine months ending January 31, 2019. The Company is continuing its investigation and development of certain products intended to improve and expand its current product line. The Company does not have sufficient information to determine the extent to which its resources will be required to complete the development of such products.

Marketing Expenses

Marketing expenses for the 3rd Quarter decreased by $1,869, or 3.9%, as compared to the quarter ending January 31, 2018. These costs decreased by $1,431, or 1.01%, during the nine month period ending January 31, 2019 as compared to the same period in 2018. The decrease is primarily due to less travel and entertainment costs.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter increased by $2,411, or 2.5%, as compared to the 3rd quarter ending January 31, 2018, primarily due to higher electronic order processing charges and employee expenses. General and administrative costs have decreased overall by $6,730, or 2.1%, during the nine month period ending January 31, 2019, as compared to the same periods in 2018, primarily due to lower legal fees.

Net Income

The Company realized a net income of $53,364 during the 3rd Quarter as compared to a net income of $5,097 for the comparative quarter in the prior year primarily due to higher sales during the 3rd quarter. The Company also realized a net income of $89,741 for the nine month period ending January 31, 2019 as compared to a net income of $28,399 during the same period in 2018. This increase in net income is due to an overall increase in sales, while the operating expenses of the Company have not materially changed.

Assets/Liabilities

General

Since April 30, 2018, the Company's assets have increased by $196,606 and liabilities have increased by $106,865. The increase in assets, such as cash, accounts receivables and inventories offset by decreases in prepaid expenses, is a result of the Company’s continued profitability and cash generated from operations. Also, the implementation of FASB Topic 842 related to changes in the accounting treatment for leases (“FASB Topic 842”) increased assets by $111,375 and increased liabilities by $112,200, offset by a decrease of $5,335 in other current liabilities.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2019 and April 30, 2018. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the company in his capacity as a partner in a law firm. Fees for such legal services were approximately $18,341 and $21,988 for the nine months ending January 31, 2019 and 2018 respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 10.7 to 1, has decreased compared to 22.2 to 1 at April 30, 2018 primarily due to the adoption of FASB Topic 842. This decrease is not indicative of a material change in the financial condition of the Company, but rather the result of a change in accounting reporting method for the Company’s facilities lease. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods, subject to other normal fluctuations. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the nine month period ending January 31, 2019, the Company experienced an increase in working capital of $5,740. This is primarily due to the Company’s increase in cash, accounts receivables and inventories and a reduction in accrued expenses. Without the adoption of FASB Topic 842, working capital would have increased by $95,390.

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

Cash provided by operating activities was $45,244 during the nine month period ending January 31, 2019. Cash used for investing activities was $11,022 during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month periods ending January 31, 2019 or 2018.

As of January 31, 2019, the Company had $1,658,074 of current assets available. Of this amount, $31,068 was prepaid expenses, $148,048 was inventory, $304,308 was net trade receivables and $1,174,650 was cash. The Company’s available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term capital needs of the Company.

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

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2019 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2019, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2018 or during the nine months of Fiscal 2019.

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

(b)       During the Fiscal Quarter ending January 31, 2019, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date: March 14, 2019	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date: March 14, 2019	/s/ Laurence C. Mead
Laurence C. Mead Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer