Form 10-K/A
period 2019-04-30
BIOSYNERGY INC
filed 2019-08-02
CIK 715812

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

Explanatory Note: The registrant is amending the annual report on Form 10K for the fiscal year end April 30, 2019, originally filed with the Securities and Exchange Commission on July 25, 2019 (the “Form 10K”). The purpose of the amendment to the Form 10K is to include the signature of the Company’s accountants on the Report of Independent Registered Public Accounting Firm (the “Audit Report”) filed with the Company’s financial statements included in the Form 10K, which was inadvertently omitted from the Form 10K, and to amend Item 9A Controls and Procedures.

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

Item 9A. Controls and Procedures.

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective due to the failure to include the accountant’s signature on the Audit Report filed with the Form 10K. Although the Company reviewed the Form 10K before filing, the error occurred by failing to include the signature on the Audit Report during the transmission of the Form 10K. The Company has changed the format of the Form 10K to include the actual Audit Report which contains the accountant’s signature in the report to avoid the omission of the signature during the transmission of this report and will use the same procedure for future annual reports.

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

(2)	Prior to the date of filing this Form 10-K/A, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2019 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.

(3)	This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report. (b) There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

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

REGISTRANT: BIOSYNERGY, INC.

/s/ Fred K. Suzuki	August 2, 2019
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki	August 2, 2019
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date
/s/ Lauane C. Addis	August 2, 2019
Lauane C. Addis, Secretary and Director	Date

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

Biosynergy, Inc. Notes to Financial Statements April 30, 2019 and 2018

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

Biosynergy, Inc. Notes to Financial Statements April 30, 2019 and 2018

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

Biosynergy, Inc. Notes to Financial Statements April 30, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (Cont’d)

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

Biosynergy, Inc. Notes to Financial Statements April 30, 2019 and 2018

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

Biosynergy, Inc. Notes to Financial Statements April 30, 2019 and 2018

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

Biosynergy, Inc. Notes to Financial Statements April 30, 2019 and 2018

Note 4 - Income Taxes (Cont’d)

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

Biosynergy, Inc. Notes to Financial Statements April 30, 2019 and 2018

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

Biosynergy, Inc. Notes to Financial Statements April 30, 2019 and 2018

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

Biosynergy, Inc. Notes to Financial Statements April 30, 2019 and 2018

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