Form 10-Q
period 2019-07-31
BIOSYNERGY INC
filed 2019-09-13
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM APRIL 30, 2019 TO JULY 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2019: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

Assets

	July 31, 2019 Unaudited	April 30, 2019 Audited
Current Assets Cash	$1,213,647	$1,180,125
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 at July 31, 2019 and April 30, 2019	229,201	246,363
Inventories	158,038	162,678
Prepaid expenses	50,614	57,658
Total Current Assets	1,651,500	1,646,824
Property, Plant and Equipment Equipment	201,489	201,489
Leasehold improvements	25,809	25,809
	227,298	227,298

Less accumulated depreciation and amortization	(216,401)	(214,982)
Total Equipment and Leasehold Improvements Net	10,897	12,316
Operating Lease Right of Use Operating Lease Right of Use Asset	66,825	89,100
Total Operating Lease Right of Use Asset	66,825	89,100
Other Assets
Patents less accumulated amortization	115,291	118,702
Deposits	5,937	5,937
Total other assets	121,228	124,639
	$1,850,450	$1,872,879

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Shareholders’ Equity

	July 31, 2019 Unaudited	April 30, 2019 Audited
Current Liabilities
Accounts payable	$7,299	$4,538
Accrued compensation and payroll taxes	19,993	39,766
Accrued vacation	29,474	21,578
Other accrued liabilities	868	209
Operating lease liability	67,650	90,200
Total Current Liabilities	125,284	156,291
Deferred Income Taxes	24,272	24,272
Shareholder's Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at July 31, 2019 and April 30, 2019	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	1,059,605	1,051,027
Total Shareholders' Equity	1,700,894	1,692,316
	$1,850,450	$1,872,879

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended July 31
	2019	2018
Net sales	$316,782	$317,829
Cost of sales	107,175	103,914
Gross profit	209,607	213,915
Operating expenses
Marketing	47,802	45,709
General and administrative	110,516	117,340
Research and development	39,921	36,920
Total Operating Expenses	198,239	199,969

Income from operations	11,368	13,946
Other income
Interest income	150	92
Other income	480	480
Total Other Income	630	572

Net Income before income taxes	11,998	14,518

Provision for income taxes	3,420	4,139
Net Income	$8,578	$10,379
Net income per common share - basic and diluted	$.0006	$.0007
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2019

Unaudited

	Common Stock
	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2019	14,935,511	$660,988	$(19,699)	$1,051,027	$1,692,316
Net Income	—	—	—	$8,578	$8,578
Balance, July 31, 2019	14,935,511	$660,988	$(19,699)	$1,059,605	$1,700,894

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended July 31
Cash flows from operating activities	2019	2018
Net income Adjustments to reconcile net income to cash provided by operating activities	$8,578	$10,379
Depreciation and amortization	4,830	4,089
Noncash lease expense	22,275	22,275
Changes in assets and liabilities
Accounts receivable	17,162	2,534
Inventories	4,640	4,941
Prepaid expenses and other	7,044	6,618
Accounts payable and accrued expenses	(8,457)	(5,621)
Building lease liability for right of use asset	(22,550)	(22,000)
Total adjustments	24,944	12,836
Net cash provided by operating activities	33,522	23,215
Increase in cash and cash equivalents	33,522	23,215
Cash and cash equivalents beginning period	1,180,125	1,140,428
Cash and cash equivalents ending period Supplemental cash flow information	$1,213,647	$1,163,643
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Transactions
Record Right of Use Asset and Operating Lease Liability	$—	$178,200

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2019 and 2018

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2019 Annual Report on Form 10-K/A. The results of operations for the three months ended July 31, 2019 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp® II Blood Monitoring Device, accounted for approximately 92.48% of the sales during the quarter ending July 31, 2019 and 91.34% during the quarter ending July 31, 2018. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation expense was $1,419 and $1,918 for the three month periods ending July 31, 2019 and 2018, respectively.

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

There was no adjustment necessary for fiscal year ending April 30, 2018 or prior in relation to the change in the revenue recognition policy and no significant effects on the first quarter ending July 31, 2019.

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

The provision for income taxes consists of the following components for the three month periods ended July 31:

	2019	2018
Current
Federal	$2,280	$2,760
State	1,140	1,379
Provision for Income Taxes	3,420	4,139

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended July 31,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income tax expense, net of Federal tax benefit	7.5	7.5
Effective Tax Rate	28.5%	28.5%

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for the three months ended July 31, 2019 and 2018 were $3,411 and $2,171 respectively.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the 1st quarter ended July 31, 2019 and 2018 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the three month periods ending July 31, 2019 and 2018, there were no differences between the Company’s net income and comprehensive income.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of July 31, 2019 and April 30, 2019, approximates their carrying value.

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

Note 3 – Inventories

Components of inventories are as follows:

	July 31, 2019	April 30, 2019

Raw materials	$112,383	$112,499
Work-in-process	31,271	32,882
Finished goods	14,384	17,297
	$158,038	$162,678

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2019:

Stock of Affiliates

	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Jeanne S. Addis, Trustee	—	28.1	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	10.0	—
Beverly K. Suzuki	2.7	—	—
Lauane C. Addis, Officer	—	—	—
Malcolm MacCoun, Director	—	—	—

As of July 31, 2019, $19,699 was due from F. K. Suzuki International, Inc. (“FKSI”). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $4,624 and $8,706 for the three months ended July 31, 2019 and 2018 respectively.

Note 6 – Lease Commitments

On February 25, 2016, the FASB issued Topic 842, Leases. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. At inception, a lessee must classify all leases as either finance or operating. In February 2018, the Company entered into a two-year lease agreement for its current facilities, which started May 1, 2018 and expires on April 30, 2020. Under the new lease standard, which was early adopted by the Company as of May 1, 2018, the Company’s lease was accounted for as an operating lease. As a result, the Company measured the lease liability using the two year term and rates per the lease agreement and recognized a lease liability, with a corresponding right-of-use asset. A discount was not calculated due to the lease agreement only having a two year term.

The operating lease expense for the three months ending July 31, 2019 was $22,275. Retrospective application of the new standard did not render any adjustments since all of the Company’s operating leases were less than one year.

Maturities of lease liabilities as of July 31, 2019 are presented in the following table:

Year Ending April 30 2020: $66,825

Note 7 – Customer Concentrations

Shipments to one customer amounted to 28.28% of sales during the first three months of Fiscal 2020 compared to 31.87% during the comparative Fiscal 2019 period. As of July 31, 2019, there were outstanding accounts receivable from this customer of $68,161 compared to $66,518 at July 31, 2018. Shipments to another customer amounted to 36.96% of sales during the first three months of Fiscal 2020 and 36.42% of sales during the first three months of Fiscal 2019. As of July 31, 2019, there were outstanding accounts receivable from this customer of $128,026 compared to $123,166 at July 31, 2018.

The Company had export sales of $7,310 during the first three months of Fiscal 2020, and export sales of $10,790 during the first three months of Fiscal 2019. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales/Revenues

For the three month period ending July 31, 2019 (“1st Quarter”), the net sales decreased .33%, or $1,047, as compared to net sales for the comparative three month period ending in 2018. The decrease in net sales during the 1st Quarter was primarily due to a decrease of $3,305 in LabTemp® and HemoTemp® II Activator sales offset by an increase in HemoTemp® II sales of $2,655. As of July 31, 2019, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $480 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $150.

Costs and Expenses

The operating expenses of the Company during the 1st Quarter decreased overall by .87%, or $1,730, as compared to the three month period ending July 31, 2018, primarily due to a decrease in general and administrative expenses.

Cost of Sales

The cost of sales during the 1st Quarter increased by $3,261 as compared to these expenses during the three month period ending July 31, 2018. This increase was due primarily due to higher salaries and related employee expenses. As a percentage of sales, the cost of sales was 33.83% during the 1st Quarter and 32.69% for the three month period ending July 31, 2018. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs for the 1st Quarter increased by $3,001, or 8.13%, as compared to the same quarter in fiscal 2018. The increase was mainly due to higher salaries and related employee expenses and books for research. The Company is continuing research intended to improve and expand the Company’s current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

Marketing Expenses

Marketing expenses for the 1st Quarter increased by $2,093 as compared to the quarter ending July 31, 2018. The increase was due to marketing travel and higher employee expenses.

General and Administrative Expenses

General and administrative costs for the 1st Quarter decreased by $6,824, or 5.82%, as compared to the 3 month period ending July 31, 2018. This decrease was primarily the result of a decrease in legal fees. Except for unforeseen expenses and normal increases in employee costs, it is unlikely general and administrative expenses will materially change during Fiscal 2020.

Net Income

The Company realized a net income of $8,578 during the 1st Quarter as compared to a net income of $10,379 for the comparative quarter of the prior year. The reduction in net income during the first quarter was primarily due to reduced sales.

Assets/Liabilities

General

Since April 30, 2019, the Company’s assets have decreased by $22,429 and liabilities have decreased by $31,007. The overall decrease in assets and liabilities is primarily due to the changes in the accounting treatment for leases, which include amortization of the right of use asset and payments against the lease liability.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2019 and April 30, 2019. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $4,624 and $8,706 at July 31, 2019 and 2018, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 13.18 to 1, has increased compared to 10.5 to 1 at April 30, 2019, primarily due to higher cash balances and lower operating lease liability. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods, subject to other normal fluctuations. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the 1st Quarter, the Company experienced an increase in working capital of $35,683. This was primarily due to higher cash balances and lower operating lease liability.

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

Cash provided by operating activities was $33,522 during the three month period ending July 31, 2019. There was no cash used in investing activities. Except for operating capital, limited equipment purchases and patent procurement costs, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2019 or 2018.

As of July 31, 2019, the Company had $1,651,500 of current assets available. Of this amount, $50,614 was prepaid expenses, $158,038 was inventory, $229,201 was net trade receivables and $1,213,647 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending July 31, 2019 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending July 31, 2019, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2019. There were no significant changes to the risk factors identified on the Form 10-K/A for the fiscal year ended April 30, 2019 or during the first quarter of Fiscal 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a)	As of the end of the Company’s Fiscal Quarter ending July 31, 2019, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)	As of the end of the Company’s Fiscal Quarter ending July 31, 2019, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a)	The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending July 31, 2019, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

(3)	Articles of Incorporation and By-laws(i)

(4)	Instruments defining rights of security holders, including indentures - none.

(10)	Material Contracts – none.

(11)	Statement regarding computation of per share earnings- none.

(15)        Letter regarding unaudited interim financial information - none.

(18)	Letter regarding change in accounting principles - none.

(19)	Reports furnished to security holders - none.

(22)	Published report regarding matters submitted to vote of security holders - none.

(23)	Consents of experts and counsel - none.

(24)	Power of Attorney - none.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(31.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

(32.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.
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

Biosynergy, Inc.

Date September 13 , 2019	/s/ Fred K. Suzuki
Date September 13 , 2019

Fred K. Suzuki

Chief Executive Officer, Chairman of the Board, and President

/s/ Laurence C. Mead

Laurence C. Mead

Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer