Form 10-Q
period 2019-10-31
BIOSYNERGY INC
filed 2019-12-16
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2019: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

Assets

	October 31, 2019 Unaudited	April 30, 2019 Audited
Current Assets Cash	$1,224,170	$1,180,125
Accounts receivable, Trade (net of allowance for doubtful accounts of $500 at October 31, 2019 and April 30, 2019)	242,190	246,363
Inventories	156,959	162,678
Prepaid expenses	39,836	57,658
Total Current Assets	1,663,155	1,646,824
Property, Plant and Equipment Equipment	201,489	201,489
Leasehold improvements	25,809	25,809
	227,298	227,298

Less accumulated depreciation and amortization	(217,820)	(214,982)
Total Equipment and Leasehold Improvements Net	9,478	12,316
Operating Lease Right of Use Operating Lease Right of Use Asset	44,550	89,100
Total Operating Lease Right of Use Asset	44,550	89,100
Other Assets
Patents less accumulated amortization	111,881	118,702
Deposits	5,937	5,937
Total other assets	117,818	124,639
	$1,835,001	$1,872,879

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Shareholders’ Equity

	October 31, 2019 Unaudited	April 30, 2019 Audited
Current Liabilities Accounts payable	$6,306	$4,538
Accrued compensation and payroll taxes	9,681	39,766
Accrued vacation	31,324	21,578
Other accrued liabilities	434	209
Operating lease liability	45,100	90,200
Total Current Liabilities	92,845	156,291
Deferred income taxes	24,272	24,272

Shareholders’ Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at October 31, 2019 and April 30, 2019	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	1,076,595	1,051,027
Total Shareholders' Equity	1,717,884	1,692,316
	$1,835,001	$1,872,879

The accompanying notes are an integral part of the financial statements

BIOSYNERGY, INC.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2019	2018	2019	2018
Net sales	$312,303	$328,429	$629,085	$646,258
Cost of sales	108,553	107,885	215,727	211,799
Gross profit	203,750	220,544	413,358	434,459
Operating expenses
Marketing	43,766	48,265	91,568	93,973
General and administrative	97,678	97,615	208,194	214,955
Research and development	39,175	38,911	79,097	75,832
Total Operating Expenses	180,619	184,791	378,859	384,760

Income from operations	23,131	35,753	34,499	49,699
Other income
Interest income	150	132	300	224
Other income	480	480	960	960
Total Other Income	630	612	1,260	1,184

Net income before income taxes	23,761	36,365	35,759	50,883

Provision for income taxes	6,771	10,368	10,191	14,507
Net income	$16,990	$25,997	$25,568	$36,376
Net income per common share - basic and
diluted Weighted-Average Shares of Common Stock	$.0011	$.0017	$.0017	$.0024
Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2019

Unaudited

Common Stock

	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2019	14,935,511	$660,988	$(19,699)	$1,051,027	$1,692,316
Net Income	- __________	- _________	- __________	$25,568	$25,568
Balance, October 31,
2019	14,935,511	$660,988	$(19,699)	$1,076,595	$1,717,884

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

Unaudited

Six Months Ended October 31

Cash flows from operating activities	2019	2018
Net income Adjustments to reconcile net income to cash provided by operating activities	$25,568	$36,376
Depreciation and amortization	9,659	9,760
Noncash lease expense	44,550	44,550
Changes in assets and liabilities
Accounts receivable	4,173	10,131
Inventories	5,719	(2,309)
Prepaid expenses and other	17,822	26,657
Accounts payable and accrued expenses	(18,346)	(40,339)
Building lease liability for right of use asset	(45,100)	(44,000)
Total adjustments	18,477	4,450

Net cash provided by operating activities Cash flow from investing activities	44,045	40,826
Purchase of equipment	—	(3,541)
Net cash used in investing activities	—	(3,541)
Increase in cash and cash equivalents	44,045	37,285
Cash beginning period	1,180,125	1,140,428
Cash ending period Supplemental cash flow information	$1,224,170	$1,177,713

Interest paid	$—	$—
Income taxes paid	$—	$—
Non-Cash Transactions
Record Right of Use Asset and Operating Lease Liability	$—	$178,200

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2019 and 2018

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2019 Annual Report on Form 10-K/A. The results of operations for the six months ended October 31, 2019 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 91.89% of the sales during the six months ending October 31, 2019 and 90.84% during the six months ending October 31, 2018. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation expense was $2,837 and $4,176 for the six month periods ending October 31, 2019 and 2018, respectively.

Prepaid Expenses

Certain expenses, primarily insurance and income taxes, have been prepaid and will be used within one year.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. Several additional ASUs have subsequently been issued amending and clarifying the standard. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle and to determine when and how revenue is recognized. The updates may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption.

The Company adopted this standard on May 1, 2018, using the modified retrospective approach. The impact of the adoption of ASU 2014-09 on the Company’s financial statements is as follows:

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

There was no adjustment necessary for fiscal year ending April 30, 2018 or prior in relation to the change in the revenue recognition policy and no significant effects on the six month period ending October 31, 2019.

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

The provision for income taxes consists of the following components for the six month periods ended October 31:

	2019	2018
Current
Federal	$6,794	$9,673
State	3,397	4,834
Provision for Income Taxes	$10,191	$14,507

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period Ended October 31,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income tax expense,
net of Federal tax benefit	7.5%	7.5%
Effective Tax Rate	28.5%	28.5%

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for the six months ended October 31, 2019 and 2018 were $6,822 and $5,583 respectively.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the six months ended October 31, 2019 and 2018 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the six month periods ending October 31, 2019 and 2018, there were no differences between the Company’s net income and comprehensive income.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of October 31, 2019 and April 30, 2019, approximates their carrying value.

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment and an international segment. The international segment operations are immaterial. See Note 7.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASCs. Those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Note 3 – Inventories

Components of inventories are as follows:

	October 31, 2019	April 30, 2019
Raw Materials	$107,485	$112,499
Work-in-Process	29,885	32,882
Finished Goods	19,589	17,207
	$156,959	$162,678

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2019:

Stock of Affiliates

	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0%	—%	100%
Fred K. Suzuki, Officer	4.1	30.0	—
Jeanne S. Addis, as Trustee	—	28.1	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	10.0	—
Beverly R. Suzuki	2.7	—	—
Lauane C. Addis, Officer	—	—	—
Malcolm MacCoun, Director	—	—	—

As of October 31, 2019, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $7,585 and $14,811 for the six months ended October 31, 2019 and 2018 respectively.

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

The operating lease expense, recorded as an amortization expense, for the six months ending October 31, 2019 is $44,550. The actual lease liability payment for the six months ending October 31, 2019 was $45,100. Retrospective application of the new standard did not render any adjustments since all of the Company’s operating leases were less than one year.

Maturities of lease liabilities as of October 31, 2019 are presented in the following table:

Year Ending April 30:

2020 $ 44,550

Note 7 – Customer Concentrations

Shipments to one customer amounted to 26.95% of sales during the first six months of Fiscal 2020 compared to 30.53% during the comparative Fiscal 2019 period. As of October 31, 2019, there were outstanding accounts receivable from this customer of $73,825 compared to $55,423 at October 31, 2018. Shipments to another customer amounted to 37.10% of sales during the first six months of Fiscal 2020 and 35.66% of sales during the first six months of Fiscal 2019. As of October 31, 2019, there were outstanding accounts receivable from this customer of $134,288 compared to $127,278 at October 31, 2018.

The Company had export sales of $15,295 during the 2nd Quarter of Fiscal 2020, and export sales of $32,865 during the 2nd Quarter of Fiscal 2019. For the six months ending October 31, 2019 export sales were $22,605 and $43,655 for the same period ending October 31, 2018. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

BIOSYNERGY, INC.

Six Months Ended October 31, 2019 and 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending October 31, 2019 (“2nd Quarter”), the net sales decreased 4.91%, or $16,126, and decreased 2.66%, or $17,173, during the six month period ending October 31, 2019, as compared to net sales for the comparative periods ending in 2018. This decrease in sales is primarily the result of a decrease in the sales of HemoTemp®, HemoTemp® II and TempTrend® products. As of October 31, 2019, the Company had no back orders.

In addition to the above, the Company had $630 and $1,260 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the three and the six month periods ending October 31, 2019, respectively.

Costs and Expenses

General

The operating expenses of the Company during the 2nd Quarter decreased overall by 2.26%, or $4,172, and decreased by 1.53%, or $5,901, for the six month period ending October 31, 2019, as compared to the same periods ending in 2018. The decrease during the 2nd Quarter and for the six month period ending October 31, 2019 was due to a decrease in legal and advertising fees.

Cost of Sales

The overall cost of sales during the 2nd Quarter increased by $668 and increased by $3,928 during the six month period ending October 31, 2019 as compared to the same periods ending in 2018. For the six months ended October 31, 2019, the increase was due to higher employee costs and higher raw material costs. As a percentage of sales, the cost of sales were 34.76% during the 2nd Quarter and 32.85% for the comparative quarter ending in 2018; and 34.29% during the six month period ending October 31, 2019 compared to 32.77% in 2018. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $264, or .68%, during the 2nd Quarter as compared to the same quarter in 2018. These costs increased by $3,265, or 4.31%, during the six month period ending October 31, 2019 as compared to the same period in 2018. This increase was primarily due to higher employee costs.

Marketing Expenses

Marketing expenses for the 2nd Quarter decreased by $4,499, or 9.32%, as compared to the quarter ending October 31, 2018 and decreased by $2,405 or 2.56%, during the six month period ending October 31, 2019 compared to the six-month period ending October 31, 2018. The change in marketing expenses for the six-month period ending October 31, 2019 compared to the six-month period ending October 31, 2018 was primarily due to lower advertising fees and lower health insurance costs.

General and Administrative Expenses

General and administrative costs increased by $63, or .06%, in the 2nd Quarter, and decreased by $6,761, or 3.15%, during the six month period ending October 31, 2019, as compared to the same periods in 2018. This overall decrease for the six months ending October 31, 2019 was due primarily to lower legal fees and a decrease in healthcare costs. Except for unforeseen items and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2020.

Net Income

The Company realized a net income of $16,990 during the 2nd Quarter as compared to a net income of $25,997 for the comparative quarter in the prior year. The Company also realized a net income of $25,568 for the six month period ending October 31, 2019 as compared to a net income of $36,376 during the same period in 2018. The decrease in net income is a result of decreased net sales for the six month period ending October 31, 2019.

Assets /Liabilities

General

Since April 30, 2019, the Company’s assets have decreased by $37,878 and liabilities have decreased by $63,446. The overall decrease in assets and liabilities is primarily due to the changes in the accounting treatment for leases, which include amortization of the right of use asset and payments against the lease liability.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at October 31, 2019 and April 30, 2019. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company is classified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $7,585 and $14,811 for the six months ended October 31, 2019 and 2018, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 17.9 to 1, has increased compared to 10.5 to 1 at April 30, 2019, primarily due to higher cash balances and lower accrued liabilities and lower operating lease liability. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods, subject to other normal fluctuations. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2019, the Company experienced an increase in working capital of $79,777. This was primarily due to higher cash balances and lower accrued liabilities and lower operating lease liability.

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

The cash provided by operating activities was $44,045 during the six month period ending October 31, 2019. There was no cash used in investing activities. Except for its operating capital, limited equipment purchases and patent prosecution costs, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing or investing activities during the six month period ending October 31, 2019.

As of October 31, 2019, the Company had $1,663,155 of current assets available. Of this amount, $39,836 was prepaid expenses, $156,959 was inventory, $242,190 was net trade receivables and $1,224,170 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2019 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2019, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2019. There were no significant changes to the risk factors identified on the Form 10-K/A for the fiscal year ended April 30, 2019 or during the second quarter of Fiscal 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a)	As of the end of the Company’s Fiscal Quarter ending October 31, 2019, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)             As of the end of the Company’s Fiscal Quarter ending October 31, 2019, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a)	The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending October 31, 2019, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

(3)	Articles of Incorporation and By-laws(i)

(4)	Instruments defining rights of security holders, including indentures - none.

(10)	Material Contracts – none.

(11)	Statement regarding computation of per share earnings- none.

(15)        Letter regarding unaudited interim financial information - none.

(18)	Letter regarding change in accounting principles - none.

(19)	Reports furnished to security holders - none.

(22)	Published report regarding matters submitted to vote of security holders - none.

(23)	Consents of experts and counsel - none.

(24)          Power of Attorney - none.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(31.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

(32.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.
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

Biosynergy, Inc.

Date: December 16, 2019	/s/ Fred K. Suzuki Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date: December 16, 2019	/s/ Laurence C. Mead Laurence C. Mead Chief Executive Officer, Chairman of the Board, and President