Form 10-Q
period 2020-01-31
BIOSYNERGY INC
filed 2020-03-12
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2020: 14,935,511

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements and Supplementary Data

BALANCE SHEETS

Assets

	January 31, 2020 Unaudited	April 30, 2019 Audited
Current Assets
Cash	$1,246,516	$1,180,125
Accounts receivable, Trade (net of allowance for doubtful accounts of $500 at January 31, 2020 and April 30, 2019	218,439	246,363
Inventories	146,112	162,678
Prepaid expenses	57,271	57,658
Total Current Assets	1,668,338	1,646,824

Property, Plant and Equipment
Equipment	200,590	201,489
Leasehold improvements	25,809	25,809
	226,399	227,298

Less accumulated depreciation and amortization	(217,419)	(214,982)
Total Property, Plant and Equipment	8,980	12,316

Operating Lease Right of Use Asset
Operating Lease Right of Use Asset	22,275	89,100
Total Operating Lease Right of Use Asset	22,275	89,100

Other Assets
Patents less accumulated amortization	108,470	118,702
Deposits	5,937	5,937
Total Other Assets	114,407	124,639

	$1,814,000	$1,872,879

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Shareholders’ Equity

	January 31, 2020 Unaudited	April 30, 2019 Audited
Current Liabilities
Accounts payable	$4,206	$4,538
Accrued compensation and payroll taxes	24,991	39,766
Accrued vacation	21,031	21,578
Other accrued liabilities	1,086	209
Operating lease liability	22,550	90,200
Total Current Liabilities	73,864	156,291

Deferred income taxes	24,272	24,272

Shareholders’ Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at January 31, 2020 and April 30, 2019	660,988	660,988
Receivable from affiliate	(19,699)	(19,699)
Retained earnings	1,074,575	1,051,027
Total Shareholders' Equity	1,715,864	1,692,316

	$1,814,000	$1,872,879

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2020	2019	2020	2019

Net sales	$291,454	$372,530	$920,539	$1,018,788
Cost of sales	111,362	110,513	327,090	322,312
Gross profit	180,092	262,017	593,449	696,476
Operating expenses
Marketing	45,751	45,951	137,318	139,924
General and administrative	91,055	98,883	299,249	313,838
Research and development	45,935	43,168	125,032	119,000
Total Operating Expenses	182,741	188,002	561,599	572,762

Income (Loss) from operations	(2,649)	74,015	31,850	123,714
Other income
Interest income	149	150	449	375
Other income	480	480	1,440	1,440
Total Other Income	629	630	1,889	1,815

Net income (Loss) before income taxes	(2,020)	74,645	33,739	125,529

Provision for income taxes	—	21,281	10,191	35,788
Net income (Loss)	$(2,020)	$53,364	$23,548	$89,741

Net income per common share - basic and diluted	$.000	$.004	$.002	$.006
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended January 31, 2020

(Unaudited)

  Common Stock

	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2019	14,935,511	$660,988	$(19,699)	$1,051,027	$1,692,316
Net Income	- __________	- _________	- __________	$25,568	$25,568
Balance, January 31,
2020	14,935,511	$660,988	$(19,699)	$1,076,595	$1,717,884

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31
	2020		2019
Cash flows from operating activities
Net income		$23,548	$89,741
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization		14,530	15,846
Noncash Lease Expense		66,825	66,825
Changes in assets and liabilities
Accounts receivable		27,924	(73,607)
Inventories		16,566	(7,003)
Prepaid expenses and other		387	24,777
Accounts payable and accrued expenses		(14,777)	(5,335)
Building Lease Liability For Right of Use Asset		(67,650)	(66,000)
Total adjustments		43,805	(44,497)

Net cash provided by operating activities		67,353	45,244

Cash flows from investing activities
Purchase of equipment		(962)	(11,022)

Net cash used in investing activities		(962)	(11,022)

Increase in cash and cash equivalents		66,391	34,222
Cash and cash equivalents beginning period		1,180,125	1,140,428
Cash and cash equivalents ending period		$1,246,516	$1,174,650

Supplemental cash flow information
Interest paid	$	__	$—
Income taxes paid		$—	$—
Non-Cash Transactions
Recording of Right of Use Asset – Building Lease		$—	$178,200

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2020 and 2019

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2019 Annual Report on Form 10-K/A. The results of operations for the nine months ended January 31, 2020 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp® II Blood Monitoring Device, accounted for approximately 92.49% of the sales during the nine months ending January 31, 2020 and 92.14% during the nine months ending January 31, 2019. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $4,298 and $6,852 for the nine month periods ending January 31, 2020 and 2019, respectively.

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

There was no adjustment necessary for fiscal year ending April 30, 2019 or prior in relation to the change in the revenue recognition policy and no significant effects on the nine month period ending January 31, 2020.

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

The provision for income taxes consists of the following components for the nine month periods ended January 31:

	2020	2019
Current
Federal	$6,986	$23,863
State	3,205	11,925
Provision for Income Taxes	$10,191	$35,788

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period Ended January 31,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income tax expense, net of
Federal tax benefit	9.2%	7.51%
Effective Tax Rate	30.2%	28.51%

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for the nine months ended January 31, 2020 and 2019 were $10,232 and $8,994 respectively.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the nine months ended January 31, 2020 and 2019 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the nine month periods ending January 31, 2020 and 2019, there were no differences between the Company’s net income and comprehensive income.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated

interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of January 31, 2020 and April 30, 2019, approximates their carrying value.

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

Note 3 – Inventories

Components of inventories are as follows:

	January 31, 2020	April 30, 2019
Raw Materials	$105,926	$112,499
Work-in-Process	23,952	32,882
Finished Goods	16,234	17,297
	$146,112	$162,678

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2020:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0%	—%	100%
Fred K. Suzuki, Officer	4.1	30.0	—
Jeanne S. Addis, as Trustee	—	28.1	—
Mary K. Friske, Officer	.3	.7	—
Laurence C. Mead, Officer	.4	10.0	—
Beverly R. Suzuki	2.7	—	—
Lauane C. Addis, Officer	—	—	—
Malcolm MacCoun, Director	—	—	—

As of January 31, 2020, $19,699 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account since April 30, 2006.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $9,216 and $18,341 for the nine months ended January 31, 2020 and 2019, respectively.

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

The operating lease expense for the nine months ending January 31, 2020 is $66,825. The corresponding expense, recorded as rent expense, for the nine months ending January 31, 2020 is $67,650. Retrospective application of the new standard did not render any adjustments since all of the Company’s operating leases were less than one year.

Lease liability as of January 31, 2020 is $22,550 through April 30, 2020. Management is in the process of negotiating a new lease agreement.

Note 7 – Customer Concentrations

Shipments to one customer amounted to 28.43% of sales during the first nine months of Fiscal 2020 compared to 28.15% during the comparative Fiscal 2019 period. As of January 31, 2020, there were outstanding accounts receivable from this customer of $64,554 compared to $65,955 at January 31, 2019. Shipments to another customer amounted to 37.70% of sales during the first nine months of Fiscal 2020 and 40.51% of sales during the first nine months of Fiscal 2019. As of January 31, 2020, there were outstanding accounts receivable from this customer of $120,626 compared to $199,484 at January 31, 2019.

The Company had export sales of $4,750 during the 3rd Quarter of Fiscal 2020, and export sales of $25,005 during the 3rd Quarter of Fiscal 2019. For the nine months ending January 31, 2020 export sales were $27,355 and $68,660 for the same period ending January 31, 2019. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2020 and 2019

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending January 31, 2020 (“3rd Quarter”), the net sales decreased 21.7%, or $81,076, and decreased 9.6%, or $98,249, during the nine month period ending January 31, 2020, as compared to net sales for the comparative periods ending in 2019. The decrease in sales during the three and nine month periods ending January 31, 2020 is primarily the result of lower HemoTemp® II sales. At January 31, 2020 there were no back orders.

In addition, during the 3rd Quarter the Company had $629 of miscellaneous revenues and $1,889 for the nine month period ending January 31, 2020 primarily from interest income and leasing a portion of its storage space to an unrelated party.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter decreased overall by 2.8%, or $5,261, as compared to the 3rd quarter in 2019. The operating expenses of the Company decreased by 1.9% or $11,163 for the nine month period ending January 31, 2020, as compared to the nine month period ending January 31, 2019, primarily due to a decrease in legal fees and employee health insurance costs.

Cost of Sales

The cost of sales during the 3rd Quarter increased by $849, and increased by $4,778 during the nine month period ending January 31, 2020 as compared to these expenses during the same periods ending in 2019. The increase in the cost of sales during the 3rd Quarter was primarily due to higher freight charge revenues, which are offset against other expenses included in cost of sales. The increase for the nine month period ending January 31, 2020 was due to an increase in the cost of health insurance allocated to manufacturing, higher freight charges and certain raw materials. As a percentage of sales, the cost of sales were 38.2% during the 3rd Quarter, 29.6% for the comparative quarter ending in 2019, and 35.5% during the nine month period ending January 31, 2020 compared to 31.6% in 2019. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs increased $2,767, or 6.4%, during the 3rd Quarter as compared to the same quarter in 2019. These costs increased by $6,032, or 5.0%, during the nine month period ending January 31, 2020 as compared to the same period in 2019. The overall cost in research and development expense increased during the nine months due to higher employee costs and increased FDA user fees.

Marketing Expenses

Marketing expenses for the 3rd Quarter decreased by $200, or .43%, as compared to the quarter ending January 31, 2019. These costs decreased by $2,606, or 1.8%, during the nine month period ending January 31, 2020 as compared to the same period in 2019. The decrease is primarily due to lower health care costs allocated to marketing activities.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter decreased by $7,828, or 7.9%, as compared to the 3rd quarter ending January 31, 2019, primarily due to lower legal fees, timing on accounting costs, and employee health care costs. General and administrative costs have decreased overall by $14,589, or 4.6%, during the nine month period ending January 31, 2020, as compared to the same periods in 2019, primarily due to lower legal fees and employee health care costs.

Net Income

The Company realized a net loss of $2,020 during the 3rd Quarter as compared to a net income of $53,364 for the comparative quarter in the prior year primarily due to lower sales during the 3rd quarter. The Company also realized a net income of $23,548 for the nine month period ending January 31, 2020 as compared to a net income of $89,741 during the same period in 2019. This decrease in net income is due to an overall decrease in sales, while the operating expenses of the Company have not materially changed.

Assets/Liabilities

General

Since April 30, 2019, the Company's assets have decreased by $58,879 and liabilities have decreased by $82,427. The overall decrease in assets and liabilities is primarily due to the changes in the accounting treatment for leases, which include amortization of the right of use asset and payments against the lease liability.

Related Party Transactions

The Company was owed $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at January 31, 2020 and April 30, 2019. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI since April 30, 2006 could not be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, as of April 30, 2006, all of the amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the company in his capacity as a partner in a law firm. Fees for such legal services were approximately $9,216 and $18,341 for the nine months ending January 31, 2020 and 2019 respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 22.5 to 1, has increased compared to 10.5 to 1 at April 30, 2019 primarily due to higher cash balances and lower accrued liabilities and lower operating lease liability. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods, subject to other normal fluctuations. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the nine month period ending January 31, 2020, the Company experienced an increase in working capital of $103,941. This is primarily due to the Company’s increase in cash, and lower accrued liabilities and lower operating lease liability.

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

Cash provided by operating activities was $67,353 during the nine month period ending January 31, 2020. Cash used for investing activities was $962 during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month periods ending January 31, 2020 or 2019.

As of January 31, 2020, the Company had $1,668,338 of current assets available. Of this amount, $57,271 was prepaid expenses, $146,112 was inventory, $218,439 was net trade receivables and $1,246,516 was cash. The Company’s available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. There is a risk financing may be necessary to fund long-term capital needs of the Company.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2020 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2020 and 2019

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2020, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended April 30, 2019. There were no significant changes to the risk factors identified on the Form 10-K/A for the fiscal year ended April 30, 2019 or during the first nine months of Fiscal 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

(a)       As of the end of the Company’s Fiscal Quarter ending January 31, 2020, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)       As of the end of the Company’s Fiscal Quarter ending January 31, 2020, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4.	Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5.	Other Information.

(a)       The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)       During the Fiscal Quarter ending January 31, 2020, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

Biosynergy, Inc.

Date: March 12, 2020	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date: March 12, 2020	/s/ Laurence C. Mead
Laurence C. Mead Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer