Form 10-K
period 2020-04-30
BIOSYNERGY INC
filed 2020-07-23
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO ______________________

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

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2020 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on July 23, 2020 was 14,935,511.

No documents have been incorporated by reference in this report except for certain exhibits and schedules listed in Item

1.

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

The Company did not enter into any agreements materially affecting its operations during Fiscal 2020. The Company experienced a decrease in sales of $54,136 or 4.19% in Fiscal 2020. Sales in Fiscal 2020 were $1,237,393. The Company realized an after income tax profit of $36,048 for Fiscal 2020 compared to an after income tax profit of $73,485 for Fiscal 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company continued its development and review of the proposed products described in “Thermographic and Thermometric Devices and Accessories” below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2020. Management believes there is a need for its products and technology in the industrial markets.

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company’s revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2020 and 2019. For a description of these products, see “Narrative Description of Business.”

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

Thermographic and Thermometric Devices and Other Products. During the fiscal year ending April 30, 2020 the Company manufactured and marketed various medical, laboratory, and consumer thermometric, thermographic, and temperature control devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

1.	The HemoTempR Core Correlated Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-3[o] C., and not allowed to exceed 6-10[o]C. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTempR BMD monitors the core temperature of a blood bag from 1-12[o] C, and replaces the impractical mercury thermometer susceptible to breakage. HemoTempR BMD once attached to the blood bag is usable throughout the life of the blood.

2.	HemoTempR II Core Correlated BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 6-10[o] C. HemoTempR II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 3[o] C. After being activated, the irreversible indicator remains blue colored for at least 48 hours if the blood is kept at 3[o] C, however, if the blood is warmed to a temperature of 6-10[o] C. or above, the indicator will lose its blue color much more rapidly or the indicator will change color; the nature and degree of the color change depend on the temperature of the sample and the time at each temperature. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9[o] C. HemoTempR II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

3.	HemoTempR II Activator is an electronic, portable block model heater developed to provide a reliable source of heat necessary to activate the Company's HemoTempR II BMD. The HemoTempR II Activator has a thermostatic control to permit precise setting and continuous control of temperatures in the range for activation of the Company's HemoTempR II BMD. This device is intended by the Company to be used with HemoTempR II BMD as a system for blood monitoring. This device is manufactured by another company to specifications set by the Company.

4.	TempTrendR Temperature Indicator ("TI") is primarily used to monitor the temperature of urine specimens collected for drug testing to detect fraudulent urine specimens. Most common forms of drug testing require a urine specimen. However, the test is valid only if a legitimate urine specimen is collected which has not been altered by the subject to mask a drug abuse problem. In order to eliminate altered or fraudulent urine specimens in tests on federal employees, federal government guidelines require that urine temperature be measured within four minutes of sample collection, and that the temperature be 90.5-98.9[o] F. Temperature measurements taken with TempTrendR TI are simply a matter of observing the color illuminated number and recording the temperature. TempTrendR TI also provides a non-invasive method of monitoring the actual surface temperature trends of any body surface where temperature measurement is important, such as near joints in rheumatoid arthritis and to assess blood circulation.

5.	TempTrendR II Temperature Trend Device ("TTD") is a second generation temperature trend device which is correlated to internal body temperature and provides a non-invasive, readily visible means of monitoring changes in body temperature. TempTrendR II TTD will reflect oral temperatures such as those taken by glass thermometers. TempTrendR II TTD is used intraoperatively to warn of developing hyper or hypothermic conditions. The indicator can also be used for monitoring a patient's temperature during any type of transfusion procedure.

6.	LabTempR 20 and LabTempR 40 Surface Temperature Indicators ("STI") are designed to reversibly indicate the temperature of laboratory materials which require specific storage or use temperatures. LabTempR 20 STI indicates temperatures between 0-21[o] C. and LabTempR 40 STI monitors temperatures between 19-21 and 24-41[o] C. These thermometers are designed to monitor the temperature and changes in temperature of hundreds of laboratory chemicals and supplies which require specific temperature conditions; however, these thermometers are suitable for temperature measurement of any surface.

7	.	StaFreezR Freeze-Thaw Indicator ("FTI") is a freeze-thaw indicator which will irreversibly indicate whether frozen material is warmed to greater than -20 [o] C. Once the frozen product exceeds -20[o] C., the liquid crystal indicator will turn from blue to gray to black, and refreezing the product at a lower temperature will not bring back the original frozen state color.

8.	HemoCoolTM Gel-Pak is a reusable gel pack designed for transporting temperature sensitive materials. The HemoCoolTM Gel-Pak is unique in that it can be used to assist in maintaining the temperature of temperature sensitive materials both during the processing of the materials (labeling, testing, etc.) while outside the refrigerator as well as during transport.

9.	HemoCoolTM Gel-Pak for test tubes is a reusable gel pack designed for transporting up to six test tubes while outside of the refrigerator. For example, this use can be valuable for new admissions in hospitals who may have 1 – 6 test tubes of samples collected or large collections which may consist of more than one test tube. These collections can also be isolated using the gel pack.

10.	HemoCoolTM Rollup Gel-Pak for test tubes is a reusable rollup gel pack designed for transporting up to seven test tubes while outside of the refrigerator. This device has the same capability as the Gel-Pak described above and additionally can be rolled up and transported through a pneumatic tube system.

11.	The Company also has the capability of manufacturing on an as needed basis, specialty products including devices manufactured to the specification and design of the customer, such as time/temperature shipping labels for food products under the trade name FoodGardeTM Time/Temperature Indicators and liquid crystal thermometers for general purpose thermometry. The Company is not currently selling any such specialty products.

Products Under Development. The Company is also developing these other products.

1.	The Company previously developed a compound intended for use as bacteria growth retardant agents for use in various products and processes. Although these antibacterial compounds are subject to Food and Drug Administration (“FDA”) regulation, they are historically designated as Generally Recognized As Safe (GRAS). The Company is not currently producing or selling these compounds. Since there are several unknown factors regarding efficacy, supply and regulatory requirements, the outcome of this project cannot be predicted with any certainty at this time.

2.	The Company is also investigating production methods for the bacteria growth retardant compound described in Paragraph 1 above. In this regard, the Company has developed certain proprietary technology related to the processing of these compounds. On October 14, 2014, the Company was granted a patent “Method of Producing Eggshell Powder” related to the processing and manufacture of bacteria growth retardant compounds for use in food and other products (see “Patents and Trademarks”).

3.	The Company has recognized a need exists for a simple, inexpensive indicator to determine if sensitive materials have been subjected to freezing temperatures. The Company is continuing its investigation of the feasibility of such an indicator.

4.	The Company is investigating the feasibility of additional products to systematize the use of its thermometric and thermographic liquid crystal devices as well as alternative technologies to supplement its current product line where the Company’s current products are not suitable. The results of such investigations are not available at this time.

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

The Company has forty-four years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with FDA regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company’s net sales in Fiscal 2020. During Fiscal 2020, Fisher Scientific Company (“Fisher”) accounted for 27.9% of the Company's sales. Cardinal Health, Inc. (“Cardinal”) accounted for 39.5% of Company sales during Fiscal 2020 (See “Material Risk Factors”, below). Management believes distributors will continue to be an important part of the Company’s sales and distribution system in the future.

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

During Fiscal 2021, the Company anticipates employees will work part-time in marketing and one employee will devote substantially all of her time to marketing and selling the Company’s products. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company also directly markets and sells to its industrial customers.

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

The Company was also granted a design patent, “Fold-Over Cooling Pack”, Patent Number US D670,816, relating to the Company’s HemoCoolTM Gel Pak, on November 13, 2012. This patent will expire on November 13, 2026. In addition, the Company holds several Foreign Design Patents for the “Fold-Over Cooling Pack”, including Europe, Patent Number 002038745-0001, issued August 7, 2012, expiring on May 8, 2037; Canada, Patent Number 145628, issued March 21, 2013, expiring March 21, 2023; Turkey, Patent Number 201203234, issued May 7, 2012, expiring May 7, 2037; and India, Patent Number 245076, issued February 2, 2016, expiring November 8, 2026.

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

The Company was granted a design patent, “Gel Pack for Test Tubes,” Patent Number US D825,071 relating to a design for a gel-pack which holds test tubes, HemoCool™ Gel-Pak for test tubes on August 7, 2018. This patent will expire on August 7, 2032. Design Patents for the “Gel Pak for Test Tubes,” have been issued in India, Patent Number 252644 issued on January 23, 2014, expiring on March 5, 2028; Canada, Patent Number 150495, issued on February 8, 2016, expiring on February 8, 2026; Canada, Patent Number 156173, issued on February 8, 2016, expiring on February 8, 2026; Turkey, Patent Number 2013/02394 issued on March 25, 2013, which expired on March 25, 2018 due to non-payment of maintenance fee; Europe, Patent Number 002295212-0001 issued on November 28, 2013, which expired on August 22, 2018 due to non-payment of maintenance fees, and Patent Number 002295212-0002 issued on November 28, 2013, which expired on August 22, 2018 due to non-payment of maintenance fees.

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

As of April 30, 2020, the Company had $1,696,124 of current assets available. Of this amount, $43,480 represented prepaid expenses, $144,423 was inventory, $262,939 was net trade receivables, and $1,245,282 represented cash.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2021 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales materially decrease, the receivables of the Company are materially impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. The Company’s two largest customers are its primary product distributors, Fisher and Cardinal. Fisher was directly responsible for 27.9% of the Company's net sales during the fiscal year ending April 30, 2020. Cardinal accounted for 39.5% of the Company’s net sales during the fiscal year ending April 30, 2020. At April 30, 2020, Fisher owed the Company $72,904 and Cardinal owed $156,635. No other customers accounted for 10% or more of the Company’s net sales during Fiscal 2020. Management believes the loss of either of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs. The Company had no in backorders at April 30, 2020.

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

Research and Development. During Fiscal 2020 and 2019, the Company spent $164,358 and $160,350, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Information About Foreign and Domestic Operations and Export Sales. The Company made export sales to customers located outside of the United States totaling $42,315 during the last fiscal year and $72,265 during the fiscal year ending in 2019. Export sales were made to customers located in Canada, Puerto Rico, Philippines, Australia, Italy, Germany, and Kingdom of Bahrain. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

The Company does not rely on any foreign operations other than its dealers and marketing representatives in their respective marketing areas. See "Marketing and Distribution." Foreign sales are contingent upon, among other factors, foreign trade regulations, value of the United States Dollar and, where required, government approval of the Company's products including CE Marketing requirements.

Management of the Company believes that export sales may continue in future years. However, the Company is exposed to risks generally attendant to foreign operations, including but not limited to, trade restrictions, tariffs, embargos, foreign war and unrest and competition from foreign and domestic producers, and therefore there is a risk export sales will not continue to increase in the future. Management believes the partial or total loss of foreign operations would not have a material impact on the Company’s financial condition or results of operations.

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

The Company is highly dependent on the principal members of its management and scientific staff, in particular Fred K. Suzuki, Jr., the Company’s President, Chief Executive Officer, Chairman of the Board of Directors, Director of Research and Product Development, and Director of Marketing. Mr. Suzuki is primarily responsible for developing products and manufacturing the liquid crystals for use in the Company’s primary line of products. Mr. Suzuki is 90 years old. The loss of Mr. Suzuki may impede the achievement of the Company’s business objectives or have an adverse effect on the Company’s financial condition or results of operations. The Company may not be able to attract and retain skilled and experienced personnel on acceptable terms in the future to replace Mr. Suzuki. Further the Company may not be able to attract and retain skilled and experienced marketing, scientific and sales personnel on acceptable terms in the future because numerous other high technology companies compete for the services of these qualified individuals. The Company currently does not maintain key man life insurance on any of its employees, nor has the Company implemented a formal succession plan.

Certain familial groups, in the aggregate, beneficially own a large percentage of the Company’s common stock and as a result can exert significant influence over the Company.

As of April 30, 2020, Mr. Suzuki owned 30% of the outstanding stock of F.K. Suzuki International, Inc. (“FKSI”), and also served on FKSI’s board of directors, together with Laurence Mead, the Chief Operating Officer of the Company, and Lauane Addis, Mr. Suzuki’s son-in-law and counsel and Secretary for the Company. FKSI in turn owns approximately 30.02% of the outstanding stock of the Company. As a result of (i) Mr. Suzuki’s ownership and position as director of FKSI, (ii) shared directorial control over FKSI with Messrs. Mead and Addis with respect to the shares of stock in the Company owned by FKSI, (iii) other shares of stock in the Company owned by Mr. Suzuki directly, and (iv) stock owned by Mr. Suzuki and his spouse as joint tenants, Mr. Suzuki is deemed to “beneficially” own an aggregate of 5,513,470 shares, or approximately 36.9%, of the Company’s outstanding common stock. In addition, Mr. Suzuki’s daughter, Jeanne S. Addis, is the Trustee of the Addis Family Trust dated September 1, 2009, which owns approximately 28.1% of the outstanding FKSI stock. Accordingly, Mr. Suzuki, together with other members of his immediate family as a group, may be able to substantially influence all matters requiring approval by the Company’s shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of this group could conflict with the interests of the Company’s other shareholders. Mr. Suzuki, acting in concert with other members of his immediate family, may also delay or prevent a change in control of the Company even if such a transaction would be beneficial to the Company’s other shareholders.

The Company depends on key distributors for the marketing and sale of its products and the failure to retain such distributors may materially affect the Company and its results of operations.

The Company’s key distributors, Fisher and Cardinal, accounted for 27.9% and 39.5% of the Company’s sales, respectively, during Fiscal 2020. The Company’s failure to retain one or both of such distributors may have an adverse effect on the sales of the Company, which may in turn have an adverse effect on the Company’s results of operations, financial condition and cash flows if such sales cannot be replaced by another distributor of the Company. The Company has also agreed to payment terms of net 90 days with one dealer. As a result, the Company’s outstanding accounts receivable have materially increased, increasing the amount of accounts receivable at risk of collection.

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

During Fiscal 2020, and for several prior fiscal periods, HemoTempR II Core Correlated BMD accounted for a substantial percentage of the Company’s sales. It accounted for $1,137,730 in sales (or approximately 91.95% of all Company sales). The Company’s failure to maintain sales levels with respect to this product will have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

COVID-19 Pandemic.

The Company will face challenges in 2020 and 2021 as a result of the COVID-19 pandemic. Such challenges will include (among other things) decreases or significant decreases in demand for certain products and potentially increases in demand for others, collectability of customer accounts receivable from customers negatively impacted by shelter in place requirements, managing the health and productivity of our employees working in our facility or working remotely, managing our information technology (IT) infrastructure and security for our employees working remotely, and procuring adequate raw materials and packaging, as well as managing our supply chain. We have also worked closely with our domestic suppliers to source and maintain a consistent supply of raw materials, ingredients and packaging to provide a steady supply of our products to our customers. We are fortunate that to date our manufacturing facility has not been significantly impacted by this pandemic.

Item 2. Properties.

The Company's production facilities, research facilities, and administrative offices are located at 1940 East Devon, Elk Grove Village, Illinois 60007, in a 11,000 square foot facility leased from an unaffiliated third party. The lease for these facilities was extended during Fiscal 2020 and will expire on April 30, 2022.

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

Holders. As of April 30, 2020, there were approximately 391 shareholders of record of the Company's common stock.

Dividends. The Company does not have a dividend policy and does not expect to pay dividends in fiscal 2021.

Common Stock for Issuance Under Equity Compensation Plans. As of April 30, 2020, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.

Item 6. Selected Financial Data.

The registrant is not required to furnish any information in this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales for the fiscal year ending April 30, 2020 decreased by $54,136, or 4.19%, in comparison to the previous fiscal year. The decrease in sales during Fiscal 2020 was primarily due to a decrease of $38,125, or 3.2%, in sales of its HemoTempR II Indicators and a decrease of $16,335 or 47.2% in sales of its TempTrendR temperature indicator. The Company had increased sales in TempTrendR II of $10,120 while having decreased sales for LabTempR 20, LabTempR 40, HemoTempR, HemoTempR II Activator, HemoCoolTM Gel Paks and StaFreezR.

Below is a schedule which represents the sales for each product for the fiscal years ending April 30, 2020 and 2019.

Fiscal Year Ending

April 30

Medical and Laboratory Products 2020 Sales of Products 2019 Sales of Products

HemoTempR II BMD	$1,137,730	$1,175,855
HemoTempR BMD	36,680	37,615
HemoTempR II Activator	22,240	27,115
TempTrendR TI	18,295	34,630
TempTrendR II TTD	11,560	1,440
LabTempR 20 ST	3,590	6,545
HemoCoolTM Gel-Pak	3,568	3,944
LabTempR 40 ST	2,655	2,975
StaFreezR FTI	1,075	1,410
	$1,237,393	$1,291,529

Export Sales. The Company made export sales to customers located outside of the United States totaling $42,315 during the last fiscal year and $72,265 during the fiscal year ending in 2019.

Other Revenues. Interest income for Fiscal 2020 was $596 and $534 for Fiscal 2019. During Fiscal 2020, the Company maintained a money market account which received an interest rate between .05% and .25% APY. The Company also realized $1,920 in miscellaneous income from subleasing a portion of the Company’s storage space in Fiscal 2020 and 2019.

Costs and Expenses. Overall operating costs and expenses for the fiscal year ending April 30, 2020 decreased by $20,158 compared to the fiscal year ending in 2019. The operating costs and expenses for Fiscal 2020 were substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year.

Cost of Sales. As a percentage of net sales, the cost of sales was 35.5% for the fiscal year ending April 30, 2020 and 32.7% for the fiscal year ending April 30, 2019. This overall increase in cost of sales as a percentage of net sales in Fiscal 2020 is primarily due to employee costs and related benefits. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials.

Research and Development Expenses. Research and development expenses increased during the fiscal year ending in 2020 by $4,008 or 2.5%, as compared to the fiscal year ending in 2019. The overall increase compared to Fiscal 2019 is due to higher employee costs, lab supplies and FDA Fees during the current fiscal year ending April 30, 2020. The Company is investigating the feasibility of several products intended to expand and improve the Company’s product line as described in “Products Under Development”. These development expenses have remained substantially constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business – Products Under Development."

Marketing Expenses. The Company's marketing expenses were $181,769 in Fiscal 2020 as compared to $189,236 for the fiscal year ending in 2019. The decrease for Fiscal 2020 was primarily due to a decrease in advertising and group health insurance. The Company’s marketing activities will increase or decrease depending on management’s determination of what is necessary to continue the Company's growth.

General and Administrative Expenses. The Company’s general and administrative costs decreased by $16,699 as compared to the 2019 fiscal year. The Company experienced lower legal fees and group health insurance costs. Except for unforeseen extraordinary items, it is unlikely general and administrative expenses will materially change during Fiscal 2021.

Income Tax Expense (Benefit). Income tax expense was $15,940 or 30.6% of income before taxes for Fiscal 2020 and $29,298, or 28.5% of income before taxes, for Fiscal 2019.

Net Income. The Company experienced a net after-tax profit of $36,048 for Fiscal 2020 as compared to a net after-tax profit of $73,485 for Fiscal 2019. The Company experienced a decrease in profitability due to lower sales. See discussion of “Net Sales” above.

Assets. Since April 30, 2019, the Company's current assets have increased by $49,300. This increase is primarily due to increased cash resulting from the Company’s profit position. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also “Related Party Transactions” below.

Liabilities. The Company's current liabilities have increased by $10,502 since April 30, 2019. This increase is due to an increase in accounts payable, accrued vacation and an extension of the Company’s building lease from May 1, 2020 through April 30, 2022.

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 10.7 to 1, has increased from 10.5 to 1 at April 30, 2019. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods. In order to maintain or improve the Company’s asset/liability ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources. During the fiscal year ending April 30, 2020, the Company had an increase in net working capital of $38,798. The increase in net working capital is primarily due to the Company’s realizing and retaining a profit.

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

Cash provided in operating activities was $71,282 during Fiscal 2020. Cash provided by operating activities was $50,719 during Fiscal 2019. During Fiscal 2020, cash of $6,125 was used for investing activities to purchase equipment and pay corporate compliance costs for an affiliate, see “Related Party Transactions” below. No cash was allocated to new patents or patents pending during Fiscal 2020. Except for operating capital, limited equipment purchases, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2020, the Company had $1,696,124 of current assets available. Of this amount, $43,480 was prepaid expenses, $144,423 was inventory, $262,939 was net trade receivables, and $1,245,282 was cash. The Company’s cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Related Party Transactions. The Company was owed $24,862 and $19,699 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2020 and 2019 respectively in connection with past shared common operating expenses, including an advance of $5,163 in Fiscal 2020 for corporate compliance costs. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company was reclassified as a contra equity account.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2020 the Company paid $11,579, and $19,472 in Fiscal 2019 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Off-Balance Sheet Arrangements. As of April 30, 2020, the Company was not involved in any off-balance sheet arrangements, as defined in Item 303(1)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2020. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

Lease Commitments - On February 25, 2016, the FASB issued Topic 842, Leases.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. GAAP.  At inception, a lessee must classify all leases as either finance or operating.  The Company adopted Topic 842 effective May 1, 2018. The Company classifies the lease for its facility in Elk grove Village as an operating lease. The application of Topic 842 increases the Company’s total assets and liabilities by approximately $193,140 as of fiscal year ending April 30, 2020, as a result of a lease extension effective May 1, 2020, and $89,100 as of fiscal year ending April 30, 2019, as the result of the lease extension effective May 1, 2018, and will have an insignificant impact on the results of its operations during the life of the lease.

Revenue Recognition - In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance provides a five-step process to achieve that core principle and to determine when and how revenue is recognized. The Company adopted this standard on May 1, 2018, using the modified retrospective approach.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company retained the services of Sassetti, LLC to audit the Company’s annual financial statements as of April 30, 2020 and 2019, and to review the Company’s quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company’s accountants regarding accounting matters or financial disclosure.

Item 9A. Controls and Procedures.

The Company has established and maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and the date of this report. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective.

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

The Company has an Audit Committee that meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The Audit Committee has one member, Malcolm MacCoun as the sole member of the Audit Committee. Mr. MacCoun qualifies as a financial expert and independent director as defined in Rule 407 of Regulation SK under the standards applicable to the Company. It is the opinion of the Audit Committee that the Company’s internal control over financial reporting is effective. The internal control over financial reporting is augmented by qualified personnel and is evaluated on a periodic basis. The evaluation is essentially an internal audit of the controls and procedures (and risk factors related to them) which was developed by the Company utilizing the framework proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

(2)	Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2020 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.

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

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company are:

Name	Age	Positions with Company	Served in Office Since
Fred K. Suzuki	90	President, Chief Executive Officer, Director of Research and Product Development, Chairman of the Board of Directors, and Director of Marketing	February, 1976 (1)
Laurence Mead	58	Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Director	April, 1994 (2)
Mary K. Friske	60	Vice President - Administration	September, 1993
Jennifer A. Rieck	37	Vice President - Customer Service and Vice- President – Regulatory Affairs	June, 2017(3)
Lauane C. Addis	64	Corporate Counsel Secretary and Director	February, 1984 December, 1985 February, 1984
Malcolm MacCoun	92	Director	May, 2018

(1)	Mr. Suzuki did not serve as President from August 1982 through February 1983. Prior to October, 1984, Mr. Suzuki served as Treasurer of the Company, and was once again appointed Treasurer on June 30, 1991 until April, 2009.

(2)	Mr. Mead was appointed Vice President of Regulatory Affairs in June, 2016 and served until July, 2017.

(3)	Mrs. Rieck served as Vice President – Regulatory Affairs and New Business Development from June, 2012 through June, 2016, and as Director of Marketing from June, 2014 through June, 2016. Mrs. Rieck was appointed Vice President – Regulatory Affairs in July, 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Company did not receive any reports during Fiscal 2020 required to be filed by a director, officer or beneficial owner of more than 10% of the Company’s common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company’s common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2020.

Audit Committee. The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principles and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Audit Committee also meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The Audit Committee also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual consolidated financial statements, review the unaudited quarterly financial statements of the Company, and perform other services for the Company. The Audit Committee arranges with such auditors the scope of the audit to be undertaken by them and any other services to be provided. The Audit Committee has one member, Malcolm MacCoun a financial expert and the Board of Director’s only independent director as defined in Rule 407 of Regulation SK. Mr. MacCoun qualifies as a financial expert and independent director under the standards applicable to the Company.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2020 and 2019 paid to the Chief Executive Officer, Chief Operating Officer and Vice President of Administration. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

Summary Compensation Table:

Name and Principal Position	Year $	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation (1) $	Nonqualified deferred compensation earnings $	All Other Compensation (2) $	Total $

Fred K. Suzuki (A)	2020	$166,226	$8,000	--	--	$8,311	--	$18,375	$200,912
	2019	$163,647	--	--	--	$8,182	--	$18,175	$190,004
Laurence C. Mead (B)	2020	$165,326	$8,000	--	--	$9,268	--	$12,025	$194,619
	2019	$150,597	--	--	--	$8,520	--	$19,810	$178,927
Mary K. Friske (C)	2020	$92,617	$3,000	--	--	$4,781	--	--	$100,398
	2019	$89,137	--	--	--	$4,457	--	--	$93,594
___________________________

(1)              Amounts represent Company’s match portion of 401(k) contribution.

(2)              No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $15,875 and $15,675 in lieu of accrued vacation for Fiscal 2020 and 2019. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2019 and accrued $2,500 for Fiscal 2020. Mr. Mead also received $9,525 and $17,310 in lieu of accrued vacation for Fiscal 2020 and 2019, respectively.

(A)       Fred K. Suzuki, President, Chairman of the Board, Chief Executive Officer, Director of Research and Development, and Director of Marketing.

(B)       Laurence C. Mead, Chief Operating Officer, Chief Financial Officer, Vice President/Manufacturing and Development, Chief Accounting Officer and Treasurer and Director.

(C)       Mary K. Friske, Vice President of Administration

_

Stock Options.

The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2020, and no such stock options were outstanding as of April 30, 2020.

Directors Compensation

The directors’ compensation is determined by the Company’s Compensation Committee and approved by the Board of Directors. The directors do not receive any stock awards or other non-cash compensation. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors, including attendance at the annual Board of Director’s meeting and serving on committees of the Board of Directors, for the fiscal year ending April 30, 2020.

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

Compensation Committee. The Company has a Compensation Committee of its Board of Directors. The Compensation Committee makes all decisions concerning the compensation of the officers and directors of the Company, including, but not limited to, the granting of options to acquire common stock of the Company. The members of the Compensation Committee are Malcolm MacCoun, director of the Company, and Lauane C. Addis, director and Secretary of the Company.

When determining the compensation for the officers of the Company, the Compensation Committee considers competitive market information, the goals of the Company, the contribution of the individual officer to the Company and the performance of the Company. When determining the compensation of the officers other than Mr. Suzuki and Mr. Mead, the Compensation Committee also takes into account the recommendations of Mr. Suzuki and Mr. Mead.

The Company’s compensation programs are intended to attract and retain qualified employees to add value to the Company’s business. In this regard, as a small business, the Company attempts to pay base salaries that are competitive, but only pay bonuses based on Company performance. The Company also maintains its 401(k) retirement plan to provide long-term retirement benefits. Due to the operating results of the Company, the Compensation Committee did not award any bonuses for the year ended April 30,2020.

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

Performance of the Compensation Committee. The Compensation Committee of the Company’s Board of Directors has reviewed its performance during the fiscal year ending April 30, 2020 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 30, 2020, as to the voting securities of the Company owned by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

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

The following table sets forth information as of April 30, 2020, as to the voting securities of the Company owned by the officers and directors of the Company and family members of such officers and directors whose ownership of voting securities of the Company is attributable to officers and directors of the Company.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At April 30, 2020, F.K. Suzuki International, Inc. (“FKSI”) owed $24,862 to the Company in connection with past shared common operating expenses, including an advance of $5,163 in Fiscal 2020 for corporate compliance costs. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company. The receivable balance was reclassified as a contra-equity account thus reducing FKSI’s capital in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lauane C. Addis, Secretary and Director, as a member of the law firm of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2020, the Company paid $11,579 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

The discussion in Item 10 of this report regarding director independence is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Audit Committee Report. Sassetti LLC served as independent auditors for the fiscal years ended April 30, 2020 and 2019, and it has acted as auditors for the Company since August 29, 2009. The Audit Committee has reviewed and discussed with management and Sassetti LLC the Company’s audited financial statements for the fiscal year ended April 30, 2020. Management is responsible for the Company’s financial reporting process, including maintaining a system of internal controls, and is responsible for preparing financial statements in accordance with United States generally accepted accounting principles (“GAAP”). Sassetti LLC is responsible for auditing those financial statements and for giving an opinion regarding the conformity of the financial statements with GAAP. Additionally the Audit Committee reviewed and discussed with management and Sassetti LLC, management’s report on the effectiveness of internal controls over financial reporting.

The Audit Committee also discussed with Sassetti LLC those matters to be discussed under Public Company Accounting Oversight Board standards. The Audit Committee has also received and reviewed the written disclosures to the Audit Committee regarding independence. The Audit Committee has discussed the independence of Sassetti LLC, including whether Sassetti LLC’s independence is compatible with Sassetti LLC providing non-audit services. Based on the foregoing discussions and reviews, the Audit Committee is satisfied with the independence of Sassetti LLC and recommended, and the Board of Directors approved, that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020.

Audit Fees. Fees billed by Sassetti LLC totaled $37,585 for year ended April 30, 2020. This amount includes fees for the annual audit for the fiscal year ending April 30, 2019 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2020. Fees billed by Sassetti, LLC totaled $37,010 for year ended April 30, 2019. This amount includes fees for annual audit for fiscal year ending April 30, 2018 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2019.

Audit-Related Fees. Sassetti LLC did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal years ending April 30, 2020 and 2019, Sassetti LLC billed the Company $4,000 each year for professional fees related to tax services rendered to the Company.

All Other Fees. Sassetti LLC did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review of Non-Audit services. The Company’s Audit Committee is required to approve all non-audit services to be performed by the Company’s auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company’s fiscal year ending April 30, 2020 and April 30, 2019 was compatible with maintaining the independence of the Company’s auditors. The Audit Committee has made a determination that the independence of Sassetti LLC will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2020 and April 30, 2019, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

Balance sheets for April 30, 2020 and 2019.

Statements of Income for the fiscal years ending April 30, 2020 and 2019.

Statements of Shareholders' Equity for the fiscal ending years April 30, 2020 and 2019.

Statements of Cash Flows for fiscal years ending April 30, 2020 and 2019.

Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

No financial schedules for the fiscal years ending April 30, 2020 and 2019 are submitted.

Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10-K except for those otherwise shown on the financial statements or notes thereto contained in this report.

(a)(3) The Following Exhibits are Filed as a Part of this Report:

2. Plan of Acquisition, reorganization, arrangement, liquidation or succession - none.

                 3. a. Articles of Incorporation(1).

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

/s/ Fred K. Suzuki July 23, 2020

Fred K. Suzuki, Chairman of the Date

Board, Chief Executive Officer and President

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki	July 23, 2020
Fred K. Suzuki, Chairman of the Board, Chief Executive Officer and President	Date
/s/ Lauane C. Addis	July 23, 2020
Lauane C. Addis, Secretary and Director	Date

Biosynergy, Inc.

Financial Statements for the

Years Ended April 30, 2020 and 2019

C o n t e n t s

Reference Page

Report of Independent Registered Public Accounting Firm 2

Balance Sheets Exhibit A 3-4

Statements of Income Exhibit B 5

Statements of Stockholders’ Equity Exhibit C 6

Statements of Cash Flows Exhibit D 7

Notes to Financial Statements 8-14

Sassetti LLC

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Biosynergy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2020 and 2019, the related statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as Biosynergy, Inc.’s auditor since 2010.

Oak Park, Illinois

July 23, 2020

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

Biosynergy, Inc.

Balance Sheets

April 30, 2020 and 2019

                     EXHIBIT A

Assets
Current assets	April 30, 2020	April 30, 2019
Cash	$1,245,282	$1,180,125
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 in both 2020 and 2019)	262,939	246,363
Inventories	144,423	162,678
Prepaid expenses	43,480	57,658
Total Current Assets Property, Plant and Equipment	1,696,124	1,646,824
Equipment	200,590	201,489
Leasehold improvements	25,809	25,809
	226,399	227,298
Less accumulated depreciation and amortization	(218,872)	(214,982)
Total equipment and leasehold improvements net Operating Lease Right of Use	7,527	12,316
Operating Lease Right of Use Asset	193,140	89,100
Total Operating Lease Right of Use Asset	193,140	89,100
Other Assets
Patents less accumulated amortization	105,058	118,702
Deposits	$5,937	$5,937
Total other assets	$110,995	$124,639
The accompanying notes are an integral part of the financial statements.	$2,007,786	$1,872,879

Biosynergy, Inc.

Balance Sheets

April 30, 2020 and 2019

                 EXHIBIT A

        Liabilities and Stockholders’ Equity

Current liabilities	April 30, 2020	April 30, 2019
Accounts payable	$23,114	$4,538
Accrued compensation and payroll taxes	19,996	39,766
Other accrued liabilities	434	209
Accrued vacation	28,089	21,578
Operating lease liabilities	95,160	90,200
Total current liabilities	166,793	156,291
Long term liabilities
Deferred income taxes	19,812	24,272
Operating lease – long term	97,980	—
Total long term liabilities	117,792	24,272
Stockholders' equity
Common stock, no par value: 20,000,000 authorized shares Issued: 14,935,511 shares as of April 30, 2020 and 2019	660,988	660,988
Receivable from affiliate	(24,862)	(19,699)
Retained earnings	1,087,075	1,051,027
Total stockholders’ equity	1,723,201	1,692,316
	$2,007,786	$1,872,879

The accompanying notes are an integral part of the financial statements

Biosynergy, Inc.

Statements of Income

Years Ended April 30, 2020 and 2019

EXHIBIT B

	April 30, 2020	April 30, 2019
Net sales	$1,237,393	$1,291,529
Cost of sales	439,533	422,654
Gross profit Operating expenses	797,860	868,875
Marketing	181,769	189,236
General and administrative	402,261	418,960
Research and development	164,358	160,350
Total operating expenses	748,388	768,546
Income from operations Other income	49,472	100,329
Interest income	596	534
Other income	1,920	1,920
Total other income	2,516	2,454
Net income before income taxes	51,988	102,783
Provision for income taxes	15,940	29,298
Net income	$36,048	$73,485
Net income per common share - basic and diluted Weighted-average shares of common stock outstanding -	$0.002	$0.005
basic and diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Stockholders’ Equity

Years Ended April 30, 2020 and 2019

EXHIBIT C

Common Stock

	Common Shares	Amount	Related Party Receivable	Retained Earnings	Total

Balance April 30, 2018	14,935,511	$660,988	$(19,699)	$977,542	$1,618,831
Net Income	—	$—	$—	$73,485	$73,485
Balance April 30, 2019	14,935,511	$660,988	$(19,699)	$1,051,027	$1,692,316
Related Party Receivable	—	—	$(5,163)	$—	$(5,163)
Net Income	—	$—	$—	$36,048	$36,048
Balance April 30, 2020	__14,935,511	$660,988	$(24,862)	$1,087,075	$1,723,201

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Cash Flows

Years Ended April 30, 2020 and 2019

EXHIBIT D

Years Ended April 30,

Cash flows from operating activities	2020	2019
Net income Adjustments to reconcile net income to cash (used in) provided by operating activities	$36,048	$73,485
Depreciation and amortization	19,395	22,051
Noncash lease expense	89,100	88,000
Deferred income taxes Changes in assets and liabilities	(4,460)	(1,168)
Accounts receivable	(16,576)	(15,662)
Inventories, prepaid expenses and other	32,433	(23,446)
Accounts payable and accrued expenses	5,542	(4,541)
Building lease liability for right of use	(90,200)	(88,000)
Total adjustments	35,234	(22,766)
Net cash provided by operating activities Cash flow from investing activities	71,282	50,719
Purchase of equipment	(962)	(11,022)
Related Party Receivable	(5,163)	—
Net cash used in investing activities	(6,125)	(11,022)
Increase in cash	65,157	39,697
Cash beginning of year	1,180,125	1,140,428
Cash end of year Supplemental disclosure of cash flow information	$1,245,282	$1,180,125
Income taxes paid	$6,000	$37,000
Interest paid	$—	$—
NonCash Operating Activities Right of Use Lease Asset and Liability	$193,140	$178,200

Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for about 92% of sales for the year ended April 30, 2020 and about 91% for the ending 2019. The products are sold to hospitals, clinical end users, laboratories and product dealers primarily located throughout the United States.

Note 2 - Summary of Significant Accounting Policies

Cash

The Company maintains all of its cash in bank deposit accounts, which at times may exceed federally insured limits. No losses have been experienced on such accounts. All cash is held with FDIC Banks.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance provides a five-step process to achieve that core principle and to determine when and how revenue is recognized.

The Company adopted this standard on May 1, 2018, using the modified retrospective approach. The components as it relates to the Company are as follows:

•	The Company’s revenue is primarily generated from the sales of products directly to customers or through distribution channels, based on purchase orders and not supply contracts providing for additional goods or services once the products are transferred to the customer. The Company believes its performance obligations are satisfied upon shipment of goods to customers. The customers are billed at shipment, and revenue is recognized by the Company at that time.

•	ASU No. 2014-09 requires that the Company recognize its sales return allowance on a gross basis rather than as a net liability. As such, the Company now recognizes a return asset for the right to recover the goods returned by the customer, measured at the former carrying amount of the products, less any expected recovery costs (recorded as an increase to prepaid expenses and other current assets), and a return liability for the amount of expected returns (recorded as an increase to other liabilities). The Company’s analysis of sales returns over the past several years noted that sales returns are nominal and therefore no sales return allowance is deemed necessary.

There was no adjustment necessary for fiscal year ending April 30, 2019 or prior in relation to the change in the revenue recognition policy.

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filing, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. Management does not believe that there are any uncertain tax positions as of April 30, 2020.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the years ended April 30, 2020 and 2019 as there are no common stock equivalents.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2020 and 2019, approximates their carrying value.

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

Note 3 - Inventories

Inventories consist of the following:

	2020	2019

Raw Materials	$106,284	$112,499
Work-in-process	26,919	32,882
Finished goods	11,220	17,297

	$144,423	$162,678

Note 4 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2020 and 2019 are as follows:

	2020	2019
Total deferred tax liabilities
Patents	$26,227	$27,823
Prepaid and other	6,458	5,951
	32,685	33,774

Total deferred tax assets
Accrued vacation pay	(8,262)	(5,865)
Equipment and leaseholds	(4,458)	(3,495)
Other	(153)	(142)
	(12,873)	(9,502)

Net deferred income tax liabilities	$19,812	$24,272

The provision for income taxes consists of the following components:

	2020	2019
Current
Federal	$13,601	$20,312
State	6,799	10,154
	20,400	30,466

Deferred	(4,460)	(1,168)
	$15,940	$29,298

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

Year Ended April 30,

	2020	2019

U.S. federal statutory tax rate	21.0%	21.0%
State income tax expense, net of federal tax benefit	9.5%	9.5%
Other	.1	(2.0)
Effective tax rate	30.6%	28.5%

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2020:

Stock of Affiliates

	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0%	—%	100%
Fred K. Suzuki, Officer	4.1	30.0	—
Jeanne S. Addis, as Trustee	—	28.1	—
Mary K. Friske, Officer	0.3	0.7	—
Laurence C. Mead, Officer	0.4	10.0	—
Beverly R. Suzuki	2.7	—	—
Lauane C. Addis, Officer	—	—	—
Malcolm MacCoun, Director	—	—	—

As of April 30, 2020 and 2019, $24,862 and $19,699 respectively was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common operating expenses charged to FKSI offset by advances received from time to time, including an advance of $5,163 in Fiscal 2020 for corporate compliance costs. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance has been reclassified as a contra equity account.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were $11,579 and $19,472 for the years ended April 30, 2020 and 2019, respectively.

Note 6 - Lease Commitments

On February 25, 2016, the FASB issued Topic 842, Leases.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. GAAP.  At inception, a lessee must classify all leases as either finance or operating.

In February 2020, the Company entered into a two-year lease agreement for its current facilities, which started May 1, 2020 and expires on April 30, 2022. Under the new lease standard, the Company’s lease was accounted for as an operating lease. As a result, the Company measured the lease liability using the two year term and rates per the lease agreement and recognized a lease liability with a corresponding right-of-use asset. A discount was not calculated due to the lease agreement only having a two year term.

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

Maturities of lease liabilities as of April 30, 2020 are presented in the following table:

Year Ending April 30:
2021	$96,570
2022	$96,570

Rent expense was $89,100 for fiscal years ended April 30, 2020 and 2019.

Note 7 – Customer Concentrations

Shipments to one customer amounted to approximately 27.9% and 28.4% of sales in fiscal years 2020 and 2019, respectively. As of April 30, 2020 and 2019, there were outstanding accounts receivable from this customer of approximately $72,904 and $67,633, respectively.

Shipments to another customer accounted for 39.5% and 40.1% of sales in fiscal years 2020 and 2019, respectively. As of April 30, 2020 and 2019, there were outstanding accounts receivable from this customer of approximately $156,635 and $147,825, respectively.

The Company had export sales of $42,315 during the last fiscal year, and export sales of $72,265 during the fiscal year ending in 2019. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Note 8 – Employee Benefit Plan

The Company sponsors a 401(k) plan for all full-time employees. Under the plan, a participant may elect to defer compensation (up to allowable limits). The Company's discretionary matching contributions for the years ended April 30, 2020 and 2019 were $29,951 and $25,348, respectively.

Note 9 – COVID-19 Pandemic

The Company will face challenges in 2020 and 2021 as a result of the COVID-19 pandemic. Such challenges will include (among other things) decreases or significant decreases in demand for certain products and potentially increases in demand for others, collectability of customer accounts receivable from customers negatively impacted by shelter in place requirements, managing the health and productivity of our employees working in our facility or working remotely, managing our information technology (IT) infrastructure and security for our employees working remotely, and procuring adequate raw materials and packaging, as well as managing our supply chain. We have also worked closely with our domestic suppliers to source and maintain a consistent supply of raw materials, ingredients and packaging to provide a steady supply of our products to our customers. We are fortunate that to date our manufacturing facility has not been significantly impacted by this pandemic.