Form 10-Q
period 2020-07-31
BIOSYNERGY INC
filed 2020-09-10
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2020: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

Assets
	July 31, 2020 Unaudited	April 30, 2020 Audited
Current Assets Cash	$1,254,736	$1,245,282
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 at July 31, 2020 and April 30, 2020	226,525	262,939
Inventories	144,346	144,423
Prepaid expenses	44,848	43,480
Total Current Assets	1,670,455	1,696,124
Property, Plant and Equipment Equipment	200,590	200,590
Leasehold improvements	25,809	25,809
	226,399	226,399

Less accumulated depreciation and amortization	(219,988)	(218,872)
Total Equipment and Leasehold Improvements Net	6,411	7,527
Operating Lease Right of Use Operating Lease Right of Use Asset	168,997	193,140
Total Operating Lease Right of Use Asset	168,997	193,140
Other Assets
Patents less accumulated amortization	101,648	105,058
Deposits	5,937	5,937
Total other assets	107,585	110,995
	$1,953,448	$2,007,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Shareholders’ Equity

	July 31, 2020 Unaudited	April 30, 2020 Audited
Current Liabilities Accounts payable	$4,732	$23,114
Accrued compensation and payroll taxes	24,991	19,996
Accrued vacation	23,496	28,089
Other accrued liabilities	1,086	434
Operating lease liability	95,865	95,160
Total Current Liabilities	150,170	166,793
Long term liabilities
Deferred income taxes	19,812	19,812
Operating lease liability – long term	73,485	97,980
Total long term liabilities	93,297	117,792

Common stock, no par value: 20,000,000 authorized shares Issued: 14,935,511 as of July 31, 2020 and April 30, 2020	660,988	660,988
Receivable from affiliate	(24,862)	(24,862)
Retained earnings	1,073,855	1,087,075
Total Stockholders’ Equity	1,709,981	1,723,201
	$1,953,448	$2,007,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended

July 31

	2020	2019
Net sales	$291,451	$316,782
Cost of sales	111,883	107,175
Gross profit	179,568	209,607
Operating expenses
Marketing	45,086	47,802
General and administrative	113,540	110,516
Research and development	40,053	39,921
Total Operating Expenses	198,679	198,239

Income (Loss) from operations	(19,111)	11,368
Other income
Interest income	142	150
Other income	480	480
Total Other Income	622	630

Net Income (Loss) before income taxes	(18,489)	11,998

Provision for income taxes	(5,269)	3,420
Net Income (Loss)	$(13,220)	$8,578
Net Income (Loss) per common share - basic and diluted	$(.0008)	$.0006
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2020

(Unaudited)

                                                                                                      Common Stock

	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1 2020	14,935,511	$660,988	$(24,862)	$1,087,075	$1,723,201
Net Loss Balance, July 31, 2020	—	—	—	$(13,220)	$(13,220)
	14,935,511	$660,988	$(24,862)	$1,073,855	$1,709,981

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended July 31

Cash flows from operating activities	2020	2019
Net income (loss) Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities	$(13,220)	$8,578
Depreciation and amortization	4,526	4,830
Noncash lease expense	24,143	22,275
Changes in assets and liabilities
Accounts receivable	36,414	17,162
Inventories	77	4,640
Prepaid expenses	(1,368)	7,044
Accounts payable and accrued expenses	(17,328)	(8,457)
Building lease liability for right of use asset	(23,790)	(22,550)
Total adjustments	22,674	24,944
Net cash provided by operating activities	9,454	33,522
Increase in cash and cash equivalents	9,454	33,522
Cash and cash equivalents beginning period	1,245,282	1,180,125
Cash and cash equivalents ending period Supplemental cash flow information	$1,254,736	$1,213,647
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2020 and 2019

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2020 Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2020 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp® II Blood Monitoring Device, accounted for approximately 86.4% of the sales during the quarter ending July 31, 2020 and 92.48% during the quarter ending July 31, 2019. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation expense was $1,116 and $1,419 for the three month periods ending July 31, 2020 and 2019, respectively.

Prepaid Expenses

Certain expenses, primarily insurance and income taxes, have been prepaid and will be used within one year.

Revenue Recognition

The Company accounts for revenue in accordance with ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle and to determine when and how revenue is recognized.

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

The provision for income taxes consists of the following components for the three month periods ended July 31:

	2020	2019
Current
Federal	$(3,513)	$2,280
State	(1,756)	1,140
Provision for Income Taxes	$(5,269)	$3,420

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period Ended July 31,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State Income Tax Expense, net of	7.5	7.5
Federal tax benefit
Effective Tax Rate	28.5%	28.5%

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for each of the three months ended July 31, 2020 and 2019 were $3,411.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the 1st quarter ended July 31, 2020 and 2019 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the three month periods ending July 31, 2020 and 2019, there were no differences between the Company’s net income and comprehensive income.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of July 31, 2020 and April 30, 2020, approximates their carrying value.

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

Note 3 – Inventories

Components of inventories are as follows:

	July 31, 2020	April 30, 2020
Raw Materials	$98,988	$106,284
Work-in-Process	32,570	26,919
Finished Goods	12,788	11,220
	$144,346	$144,423

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2020:

		Stock of Affiliates

	Biosynergy, Inc.	F.K. Suzuk International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Jeanne S. Addis, Trustee	—	28.1	—
Mary K. Friske, Officer	0.3	0.7	—
Laurence C. Mead, Officer	0.4	10.0	—
Beverly R. Suzuki	2.7	—	—
Lauane C. Addis, Officer	—	—	—
Malcolm MacCoun, Director	—	—	—

As of July 31, 2020 and July 31, 2019, $24,862 and $19,699 respectively was due from F. K. Suzuki International, Inc. (FKSI). This balance resulted from an allocation of common operating expenses charged to FKSI offset by advances received from time to time, including an advance of $5,163 in Fiscal 2020 for corporate compliance costs. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance has been reclassified as a contra equity account.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $4,832 and $4,624 for the three months ended July 31, 2020 and 2019 respectively.

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

The operating lease expense for the three months ending July 31, 2020 and 2019 was $24,143 and $22,275, respectively.

Maturities of lease liabilities as of July 31, 2020 are presented in the following table:

Year Ending April 30:
2021	$72,4280
2022	$96,570

Note 7 – Customer Concentrations

Shipments to one customer amounted to 33.29% of sales during the first three months of Fiscal 2021 compared to 28.28% during the comparative Fiscal 2020 period. As of July 31, 2020, there were outstanding accounts receivable from this customer of $82,460 compared to $68,161 at July 31, 2019. Shipments to another customer amounted to 34.66% of sales during the first three months of Fiscal 2021 and 36.96% of sales during the first three months of Fiscal 2020. As of July 31, 2020, there were outstanding accounts receivable from this customer of $107,544 compared to $128,026 at July 31, 2019.

The Company had export sales of $11,640 during the first three months of Fiscal 2021, and export sales of $7,310 during the first three months of Fiscal 2020. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Note 8 – COVID-19 Pandemic

The Company will face challenges in 2020 and 2021 as a result of the COVID-19 pandemic. Such challenges will include (among other things) decreases or significant decreases in demand for certain products that has resulted in a decrease in sales for the quarter ending July 31, 2020, and increases in demand for others, collectability of customer accounts receivable from customers negatively impacted by shelter in place requirements, managing the health and productivity of our employees working in our facility or working remotely, managing our information technology (IT) infrastructure and security for our employees working remotely, and procuring adequate raw materials and packaging, as well as managing our supply chain. We have also worked closely with our domestic suppliers to source and maintain a consistent supply of raw material, ingredients and packaging to provide a steady supply of our products to our customers. We are fortunate that to date our manufacturing facility has not been significantly impacted by this pandemic.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales/Revenues

For the three month period ending July 31, 2020 (“1st Quarter”), the net sales decreased 8%, or $25,331, as compared to net sales for the comparative three month period ending in 2019. The decrease in net sales during the 1st Quarter was primarily due to a decrease of $44,925 in TempTrend® and HemoTemp® II sales due to the COVID-19 Pandemic, offset by an increase in TempTrend® II, HemoTemp® and HemoTemp® II Activator sales of $18,235. As of July 31, 2020, the Company had no back orders.

In addition to the above, during the 1st Quarter the Company had $480 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $142.

Costs and Expenses

General

The operating expenses of the Company during the 1st Quarter increased overall by .22%, or $440, as compared to the three month period ending July 31, 2019, primarily due to an increase in general and administrative expenses.

Cost of Sales

The cost of sales during the 1st Quarter increased by $4,708 as compared to these expenses during the three month period ending July 31, 2019. This increase was due primarily due to higher occupancy expenses, salaries and related employee expenses. As a percentage of sales, the cost of sales was 38.39% during the 1st Quarter and 33.83% for the three month period ending July 31, 2019. Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs for the 1st Quarter increased by $132, or .33%, as compared to the same quarter in fiscal 2019. The increase was mainly due to higher laboratory supplies and occupancy expenses. The Company is continuing research intended to improve and expand the Company’s current product line. The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

Marketing Expenses

Marketing expenses for the 1st Quarter decreased by 5.68%, or $2,716, as compared to the quarter ending July 31, 2019. The decrease was due to less artwork for promotional materials during the 1st Quarter.

General and Administrative Expenses

General and administrative costs for the 1st Quarter increased by $3,024, or 2.73%, as compared to the 3 month period ending July 31, 2019. This increase was primarily the result of an increase in occupancy expenses, higher employee salaries and related employee expenses. Except for unforeseen expenses and normal increases in employee costs, it is unlikely general and administrative expenses will materially change during Fiscal 2021.

Net Income (Loss)

The Company realized a net loss of $13,220 during the 1st Quarter as compared to a net income of $8,578 for the comparative quarter of the prior year. The net loss during the first quarter was primarily due to lower sales due to the COVID-19 Pandemic.

Assets/Liabilities

General

Since April 30, 2020, the Company’s assets have decreased by $54,338 and liabilities have decreased by $41,118. The decrease in assets and liabilities is due to lower sales and a corresponding decrease in accounts receivable due to the COVID-19 Pandemic for the 1st Quarter and the implementation of FASB Topic 842 related to changes in the accounting treatment for leases.

Related Party Transactions

The Company was owed $24,862 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2020 and April 30, 2020. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the total amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $4,832 and $4,624 for the three month periods ending July 31, 2020 and 2019, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 11.1 to 1, has increased compared to 10.1 to 1 at April 30, 2020, primarily due to lower accounts payables. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods, subject to other normal fluctuations. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the 1st Quarter, the Company experienced a decrease in working capital of $9,046. This was primarily due to lower sales due to the COVID-19 Pandemic which caused lower cash balances and accounts receivable.

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

Cash provided by operating activities was $9,454 during the three month period ending July 31, 2020. There was no cash used in investing activities. Except for operating capital and limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2020 or 2019.

As of July 31, 2020, the Company had $1,670,455 of current assets available. Of this amount, $44,848 was prepaid expenses, $144,346 was inventory, $226,525 was net trade receivables and $1,254,736 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending July 31, 2020 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending July 31, 2020, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2020 or during the first quarter of Fiscal 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a)	As of the end of the Company’s Fiscal Quarter ending July 31, 2020, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)	As of the end of the Company’s Fiscal Quarter ending July 31, 2020, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a)	The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending July 31, 2020, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

(3)	Articles of Incorporation and By-laws(i)

(4)	Instruments defining rights of security holders, including indentures - none.

(10)	Material Contracts – none.

(11)	Statement regarding computation of per share earnings- none.

(15)        Letter regarding unaudited interim financial information - none.

(18)	Letter regarding change in accounting principles - none.

(19)	Reports furnished to security holders - none.

(22)	Published report regarding matters submitted to vote of security holders - none.

(23)	Consents of experts and counsel - none.

(24)	Power of Attorney - none.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(31.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

(32.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.
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

Biosynergy, Inc.

Date September 10, 2020	/s/ Fred K. Suzuki
Date September 10, 2020

Fred K. Suzuki

Chief Executive Officer, Chairman of the Board, and President

/s/ Laurence C. Mead

/s/Laurence C. Mead

Laurence C. Mead

Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer