Form 10-Q
period 2020-10-31
BIOSYNERGY INC
filed 2020-12-15
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2020: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

	October 31, 2020 Unaudited	April 30, 2020 Audited
Assets
Current Assets
Cash	$1,260,141	$1,245,282
Accounts receivable. Trade (net of allowance for doubtful accounts of $500) at October 31, 2020 and April 30, 2020	262,134	262,939
Inventories	133,255	144,423
Prepaid expenses	29,600	43,480
Total Current Assets	1,685,130	1,696,124
Property, Plant and Equipment
Equipment	200,590	200,590
Leasehold improvements	25,809	25,809
	226,399	226,399
Less accumulated depreciation and amortization	(221,104)	(218,872)
Total Equipment and Leasehold Improvements Net	5,295	7,527
Operating Lease Right of Use
Operating Lease Right of Use Asset	144,855	193,140
Total Operating Lease Right of Use Asset	144,855	193,140
Other Assets
Patents less accumulated amortization	98,237	105,058
Deposits	5,937	5,937
Total other assets	104,174	110,995
	$1,939,454	$2,007,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

	October 31, 2020 Unaudited	April 30, 2020 Audited
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4,711	$23,114
Accrued compensation and payroll taxes	11,806	19,996
Accrued vacation	18,912	28,089
Other accrued liabilities	529	434
Operating lease liability	96,570	95,160
Total Current Liabilities	132,528	166,793

Long term Liabilities
Deferred income taxes	19,812	19,812
Operating lease liability – long term	48,990	97,980
Total long term liabilities	68,802	117,792
Stockholders’ Equity
Common stock, no par value: 20,000,000 authorized Shares issued: 14,935,511 shares at October 31, 2020 and April 30, 2020	660,988	660,988
Receivable from affiliate	(24,862)	(24,862)
Retained earnings	1,101,998	1,087,075
Total Stockholders’ Equity	1,738,124	1,723,201
	1,939,454	2,007,786

The accompanying notes are an integral part of the financial statements

BIOSYNERGY, INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2020	2019	2020	2019
Net sales	$313,508	$312,303	$604,959	629,085
Cost of sales	109,935	108,553	221,818	215,727
Gross profit	203,573	203,750	383,141	413,358
Operating expenses
Marketing	39,069	43,766	84,155	91,568
General and administrative	88,953	97,678	202,492	208,194
Research and development	36,787	39,175	76,840	79,097
Total Operating Expenses	164,809	180,619	363,487	378,859

Income from operations	38,764	23,131	19,654	34,499
Other income
Interest income	115	150	257	300
Other income	480	480	960	960
Total Other Income	595	630	1,217	1,260

Net income before income taxes	39,359	23,761	20,871	35,759

Provision for income taxes	11,217	6,771	5,948	$10,191
Net income	$28,142	$16,990	$14,923	$25,568
Net income per common share - basic and diluted	$.0019	$.0011	$.0010	$.0017
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

4

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2020

Common Stock

	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2020	14,935,511	$660,988	$(24,862)	$1,087,075	$1,723,201
Net Income	—	—	—	$14,923	$14,923
Balance, October 31, 2020	14,935,511	$660,988	$(24,862)	$1,101,998	$1,738,124

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31
	2020	2019
Cash flows from operating activities
Net income	$14,923	$25,568
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	9,053	9,659
Noncash lease expense	48,285	44,550
Changes in assets and liabilities
Accounts receivable	805	4,173
Inventories	11,168	5,719
Prepaid expenses	13,880	17,822
Accounts payable and accrued expenses	(35,675)	(18,346)
Building lease liability for right of use asset	(47,580)	(45,100)
Total adjustments	(64)	18,477
Net cash provided by operating activities	14,859	44,045
Increase in cash and cash equivalents	14,859	44,045
Cash and cash equivalents beginning period	1,245,282	1,180,125
Cash and cash equivalents ending period	$1,260,141	$1,224,170
Supplemental Cash Flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2020 and 2019

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2020 Annual Report on Form 10-K. The results of operations for the six months ended October 31, 2020 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 88.2% of the sales during the six months ending October 31, 2020 and 91.89% during the six months ending October 31, 2019. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation expense was $2,232 and $2,837 for the six month periods ending October 31, 2020 and 2019, respectively.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2020 and 2019

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

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2020 and 2019

Note 2 - Summary of Significant Accounting Policies (Cont’d)

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filing, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

The provision for income taxes consists of the following components for the six month periods ended October 31:

	2020	2019
Current
Federal	$3,965	$6,794
State	1,983	3,397
Provision for Income Taxes	$5,948	$10,191

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended October 31,
	2020	2019
U.S. federal statutory tax rate	21%	21%
State income tax expense, net of Federal tax benefit	7.5%	7.5%
Effective Tax Rate	28.5%	28.5%

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and once obtained, are amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for each of the six months ended October 31, 2020 and 2019 were $6,822.

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

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2020 and 2019

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the six months ended October 31, 2020 and 2019 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the six month periods ending October 31, 2020 and 2019, there were no differences between the Company’s net income and comprehensive income.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of October 31, 2020 and April 30, 2020, approximates their carrying value.

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

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2020 and 2019

Note 3 – Inventories

Components of inventories are as follows:

	October 31, 2020	April 30, 2020
Raw materials	$99,137	$106,284
Work-in-process	24,238	26,919
Finished goods	9,880	11,220
	$133,255	$144,423

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2020:

Stock of Affiliates

____________________________________

	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Jeanne S. Addis, Trustee	—	28.1	—
Mary K. Friske, Officer	0.3	0.7	—
Laurence C. Mead, Officer	0.4	10.0	—
Beverly R. Suzuki	2.7	—	—
Lauane C. Addis, Officer	—	—	—
Malcolm MacCoun, Director	—	—	—
11

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2020 and 2019

Note 5 - Related Party Transactions (Cont’d)

As of October 31, 2020 and April 30, 2020, $24,862 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time, including an advance of $5,163 in Fiscal 2020 for corporate compliance costs. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $6,002 and $7,585 for the six months ended October 31, 2020 and 2019 respectively.

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

The operating lease expense for the six months ending October 31, 2020 and 2019 was $48,285 and $44,550, respectively.

Maturities of lease liabilities as of October 31, 2020 are presented in the following table:

Year Ending April 30:
2021	$48,285
2022	$96,570

Note 7 – Customer Concentrations

Shipments to one customer amounted to 32.04% of sales during the first six months of Fiscal 2021 compared to 26.95% during the comparative Fiscal 2020 period. As of October 31, 2020, there were outstanding accounts receivable from this customer of $82,190 compared to $73,825 at October 31, 2019. Shipments to another customer amounted to 36.57% of sales during the first six months of Fiscal 2021 and 37.10% of sales during the first six months of Fiscal 2020. As of October 31, 2020, there were outstanding accounts receivable from this customer of $136,555 compared to $134,288 at October 31, 2019.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2020 and 2019

Note 7 – Customer Concentrations (Cont’d)

The Company had export sales of $9,930 during the 2nd Quarter of Fiscal 2021, and export sales of $15,295 during the 2nd Quarter of Fiscal 2020. For the six months ending October 31, 2020 export sales were $21,570 and $22,605 for the same period ending October 31, 2019. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Note 8 – COVID-19 Pandemic

The Company will face challenges in 2020 and 2021 as a result of the COVID-19 pandemic. Such challenges will include (among other things) decreases or significant decreases in demand for certain products that has resulted in a decrease in sales for the six months ending October 31, 2020, and increases in demand for others, collectability of customer accounts receivable from customers negatively impacted by shelter in place requirements, managing the health and productivity of our employees working in our facility or working remotely, managing our information technology (IT) infrastructure and security for our employees working remotely, and procuring adequate raw materials and packaging, as well as managing our supply chain. We have also worked closely with our domestic suppliers to source and maintain a consistent supply of raw material, ingredients and packaging to provide a steady supply of our products to our customers. We are fortunate that to date our manufacturing facility has not been significantly impacted by this pandemic.

BIOSYNERGY, INC.

Six Months Ended October 31, 2020 and 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending October 31, 2020 (“2nd Quarter”), the net sales increased .39%, or $1,205, and decreased 3.84%, or $24,126, during the six month period ending October 31, 2020, as compared to net sales for the comparative periods ending in 2019. This decrease in sales is primarily the result of a decrease in the sales of HemoTemp® II, offset by an increase of LabTemp® 20 in the 2nd Quarter. As of October 31, 2020, the Company had no back orders.

In addition to the above, the Company had $595 and $1,217 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the three and the six month periods ending October 31, 2020, respectively.

Costs and Expenses General

The operating expenses of the Company during the 2nd Quarter decreased overall by 8.75%, or $15,810, and decreased by 4.06%, or $15,372, for the six month period ending October 31, 2020, as compared to the same periods ending in 2019. The decrease during the 2nd Quarter and for the six month period ending October 31, 2020 was due to a decrease in legal, accounting and advertising fees, salaries and employee expenses.

Cost of Sales

The overall cost of sales during the 2nd Quarter increased by $1,382 and increased by $6,091 during the six month period ending October 31, 2020 as compared to the same periods ending in 2019. For the six months ended October 31, 2020, the increase was due to higher raw material costs. As a percentage of sales, the cost of sales were 35.07% during the 2nd Quarter and 34.76% for the comparative quarter ending in 2019; and 36.67% during the six month period ending October 31, 2020 compared to 34.29% in 2019. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs decreased $2,388, or 6.1%, during the 2nd Quarter as compared to the same quarter in 2019. These costs decreased by $2,257, or 2.85%, during the six month period ending October 31, 2020 as compared to the same period in 2019. This decrease was primarily due to lower employee costs and company car expenses.

BIOSYNERGY, INC.

Six Months Ended October 31, 2020 and 2019

Marketing Expenses

Marketing expenses for the 2nd Quarter decreased by $4,697, or 10.73%, as compared to the quarter ending October 31, 2019 and decreased by $7,413 or 8.1%, during the six month period ending October 31, 2020 compared to the six-month period ending October 31, 2019. The change in marketing expenses for the six-month period ending October 31, 2020 compared to the six-month period ending October 31, 2019 was primarily due to lower salaries, employee expenses, advertising fees and travel and entertainment expenses.

General and Administrative Expenses

General and administrative costs decreased by $8,725, or 8.93%, in the 2nd Quarter, and decreased by $5,702, or 2.74%, during the six month period ending October 31, 2020, as compared to the same periods in 2019. This overall decrease for the six months ending October 31, 2020 was due primarily to lower legal and accounting fees and a decrease in employee costs. Except for unforeseen items and ordinary cost increases, it is unlikely general and administrative expenses will materially change during the remainder of Fiscal 2021.

Net Income

The Company realized a net income of $28,142 during the 2nd Quarter as compared to a net income of $16,990 for the comparative quarter in the prior year. The Company also realized a net income of $14,923 for the six month period ending October 31, 2020 as compared to a net income of $25,568 during the same period in 2019. The decrease in net income is a result of decreased net sales for the six month period ending October 31, 2020.

Assets/Liabilities

General

Since April 30, 2020, the Company’s assets have decreased by $68,332 and liabilities have decreased by $83,255. The overall decrease in assets and liabilities is primarily due to the changes in the accounting treatment for leases, which include amortization of the right of use asset and payments against the lease liability.

Related Party Transactions

As of October 31, 2020 and April 30, 2020, $24,862 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time, including an advance of $5,163 in Fiscal 2020 for corporate compliance costs. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $6,002 and $7,585 for the six months ended October 31, 2020 and 2019, respectively.

BIOSYNERGY, INC.

Six Months Ended October 31, 2020 and 2019

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 12.7 to 1, has increased compared to 10.2 to 1 at April 30, 2020, primarily due to higher cash balances and lower accounts payable and accrued liabilities. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods, subject to other normal fluctuations. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the six month period ending October 31, 2020, the Company experienced an increase in working capital of $23,271. This was primarily due to higher cash balances and lower accrued liabilities and lower operating lease liability.

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

The cash provided by operating activities was $14,859 during the six month period ending October 31, 2020. Except for its operating working capital, limited equipment purchases and patent prosecution costs, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing or investing activities during the six month period ending October 31, 2020.

As of October 31, 2020, the Company had $1,685,130 of current assets available. Of this amount, $29,600 was prepaid expenses, $133,255 was inventory, $262,134 was net trade receivables and $1,260,141 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

BIOSYNERGY, INC.

Six Months Ended October 31, 2020 and 2019

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

BIOSYNERGY, INC.

Six Months Ended October 31, 2020 and 2019

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

BIOSYNERGY, INC.

Six Months Ended October 31, 2020 and 2019

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending October 31, 2020 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2020, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2020 or during the second quarter of Fiscal 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a)        As of the end of the Company’s Fiscal Quarter ending October 31, 2020, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)                As of the end of the Company’s Fiscal Quarter ending October 31, 2020, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

BIOSYNERGY, INC.

Six Months Ended October 31, 2020 and 2019

Item 5. Other Information.

(a)	The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)	During the Fiscal Quarter ending October 31, 2020, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

(3)	Articles of Incorporation and By-laws(i)

(4)	Instruments defining rights of security holders, including indentures - none.

(10)	Material Contracts – none.

(11)	Statement regarding computation of per share earnings- none.

(15)	Letter regarding unaudited interim financial information - none.

(18)	Letter regarding change in accounting principles - none.

(19)	Reports furnished to security holders - none.

(22)	Published report regarding matters submitted to vote of security holders - none.

(23)	Consents of experts and counsel - none.

BIOSYNERGY, INC.

Six Months Ended October 31, 2020 and 2019

(24)	Power of Attorney - none.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(31.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

(32.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.
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

BIOSYNERGY, INC.

Six Months Ended October 31, 2020 and 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biosynergy, Inc.

By:	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

By:	/s/ Laurence C. Mead
Laurence C. Mead Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer

Date:  December 15, 2020

