Form 10-Q
period 2021-01-31
BIOSYNERGY INC
filed 2021-03-17
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Yes __ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2021: 14,935,511

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements and Supplementary Data

BALANCE SHEETS

Assets

	January 31, 2021 Unaudited	April 30, 2020 Audited
Current Assets
Cash	$1,283,354	$1,245,282
Accounts receivable, Trade (net of allowance for doubtful accounts of $500 at January 31, 2021 and April 30, 2020)	228,776	262,939
Inventories	173,616	144,423
Prepaid expenses	24,027	43,480
Total Current Assets	1,709,773	1,696,124

Property, Plant and Equipment
Equipment	176,811	200,590
Leasehold improvements	25,809	25,809
	202,620	226,399

Less accumulated depreciation and amortization	(198,442)	(218,872)
Total Equipment and Leasehold Improvements, Net	4,178	7,527

Operating Lease Right of Use
Operating Lease Right of Use Asset	120,713	193,140
Total Operating Lease Right of Use Asset	120,713	193,140

Other Assets
Patents, less accumulated amortization	94,826	105,058
Deposits	5,937	5,937
Total Other Assets	100,763	110,995

	$1,935,427	$2,007,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Stockholders’ Equity

	January 31, 2021 Unaudited	April 30, 2020 Audited
Current Liabilities
Accounts payable	$3,342	$23,114
Accrued compensation and payroll taxes	24,991	19,996
Accrued vacation	25,946	28,089
Other accrued liabilities	1,677	434
Operating lease liability	97,275	95,160
Total Current Liabilities	153,231	166,793

Long Term Liabilities
Deferred income taxes	19,812	19,812
Operating lease liability – long term	24,495	97,980
Total Long Term Liabilities	44,307	117,792

Stockholders’ Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at January 31, 2021 and April 30, 2020	660,988	660,988
Receivable from affiliate	(24,862)	(24,862)
Retained earnings	1,101,763	1,087,075
Total Stockholders' Equity	1,737,889	1,723,201

	$1,935,427	$2,007,786

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2021	2020	2021	2020

Net sales	$265,098	$291,454	$870,057	$920,539
Cost of sales	99,318	111,362	321,136	327,090
Gross profit	165,780	180,092	548,921	593,449
Operating expenses
Marketing	42,040	45,751	126,195	137,318
General and administrative	91,090	91,055	293,582	299,249
Research and development	43,075	45,935	119,915	125,032
Total Operating Expenses	176,205	182,741	539,692	561,599

Income (Loss) from operations	(10,425)	(2,649)	9,229	31,850
Other income
Interest income	117	149	374	449
Other income	9,980	480	10,940	1,440
Total Other Income	10,097	629	11,314	1,889

Net Income (Loss) before income taxes	(328)	(2,020)	20,543	33,739

Provision for income taxes	(93)	—	5,855	10,191
Net Income (Loss)	$(235)	$(2,020)	$14,688	$23,548

Net Income per common share - basic and diluted	$.000	$.000	$.001	$.002
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended January 31, 2021

(Unaudited)

Common Stock

	Shares	Amount	Other and Related Receivable	Retained Earnings	Total
Balance, May 1, 2020	14,935,511	$660,988	$(24,862)	$1,087,075	$1,723,201

Net Income	—	—	—	14,688	14,688

Balance, January 31, 2021	14,935,511	$660,988	$(24,862)	$1,101,763	$1,737,889

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31
	2021	2020
Cash flows from operating activities
Net income	$14,688	$23,548
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	13,581	14,530
Noncash lease expense	72,427	66,825
Gain on Sale of Equipment	(9,500)	—
Changes in assets and liabilities
Accounts receivable	34,163	27,924
Inventories	(29,193)	16,566
Prepaid expenses	19,453	387
Accounts payable and accrued expenses	(15,677)	(14,777)
Building lease liability for right of use asset	(71,370)	(67,650)
Total adjustments	13,884	43,805

Net cash provided by operating activities	28,572	67,353

Cash flows from investing activities
Sale (Purchase) of equipment	9,500	(962)

Net cash provided by (used in) investing activities	9,500	(962)

Increase in cash and cash equivalents	38,072	66,391
Cash and cash equivalents beginning period	1,245,282	1,180,125
Cash and cash equivalents ending period	$1,283,354	$1,246,516

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2021 and 2020

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2020 Annual Report on Form 10-K. The results of operations for the nine months ended January 31, 2021 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp® II Blood Monitoring Device, accounted for approximately 89.74% of the sales during the nine months ending January 31, 2021 and 92.49% during the nine months ending January 31, 2020. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $3,348 and $4,298 for the nine month periods ending January 31, 2021 and 2020, respectively.

Prepaid Expenses

Certain expenses, primarily insurance and income taxes, have been prepaid and will be used within one year.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)". The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle and to determine when and how revenue is recognized.

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

The provision for income taxes consists of the following components for the nine month periods ended January 31:

	2021	2020
Current
Federal	$3,903	$6,986
State	1,952	3,205
Provision for Income Taxes	$5,855	$10,191

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period Ended January 31,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State Income Tax Expense, net of	7.5	7.5
Federal tax benefit	_______	______
Effective Tax Rate	28.5%	28.5%

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for the nine months ended January 31, 2021 and 2020 were $10,233 and $10,232 respectively.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the nine months ended January 31, 2021 and 2020 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the nine month periods ending January 31, 2021 and 2020, there were no differences between the Company’s net income and comprehensive income.

 Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated

interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of January 31, 2021 and April 30, 2020, approximates their carrying value.

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment and an international segment. The international segment operations are immaterial. See Note 7.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASCs. Those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Note 3 – Inventories

Components of inventories are as follows:

	January 31, 2021	April 30, 2020
Raw Materials	$123,891	$106,284
Work-in-Process	28,216	26,919
Finished Goods	21,509	11,220
	$173,616	$144,423

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2021:

		Stock of Affiliates

	Biosynergy, Inc.	F.K. Suzuk International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	—%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	—
Jeanne S. Addis, Trustee	—	28.1	—
Mary K. Friske, Officer	0.3	0.7	—
Laurence C. Mead, Officer	0.4	10.0	—
Beverly R. Suzuki	2.7	—	—
Lauane C. Addis, Officer	—	—	—
Malcolm MacCoun, Director	—	—	—

As of January 31, 2021 and April 30, 2020, $24,862 was due from F. K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time, and an advance of $5,163 in Fiscal 2020 for corporate compliance costs. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $7,982 and $9,216 for the nine months ended January 31, 2021 and 2020 respectively.

On December 1, 2020 the Company sold an automobile to Fred K. Suzuki and Beverly R. Suzuki resulting in other income of $9,500.

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

The operating lease expense for the nine months ending January 31, 2021 and 2020 was $72,427 and $66,825, respectively.

Maturities of lease liabilities as of January 31, 2021 are presented in the following table:

Year Ending April 30:
2021	$24,143
2022	$96,570

Note 7 – Customer Concentrations

Shipments to one customer amounted to 32.28% of sales during the first nine months of Fiscal 2021 compared to 28.43% during the comparative Fiscal 2020 period. As of January 31, 2021, there were outstanding accounts receivable from this customer of $77,358 compared to $64,554 at January 31, 2020. Shipments to another customer amounted to 37.46% of sales during the first nine months of Fiscal 2021 and 37.70% of sales during the first nine months of Fiscal 2020. As of January 31, 2021, there were outstanding accounts receivable from this customer of $121,915 compared to $120,626 at January 31, 2020.

The Company had export sales of $11,935 during the 3rd Quarter of Fiscal 2021, and export sales of $4,750 during the 3rd Quarter of Fiscal 2020. For the nine months ending January 31, 2021 export sales were $33,505 and $27,355 for the same period ending January 31, 2020. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales.

Note 8 – COVID-19 Pandemic

The Company will face challenges in 2021 as a result of the COVID-19 pandemic. Such challenges will include (among other things) decreases or significant decreases in demand for certain products that has resulted in a decrease in sales for the nine months ending January 31, 2021, and increases in demand for others, collectability of customer accounts receivable from customers negatively impacted by shelter in place requirements, managing the health and productivity of our employees working in our facility or working remotely, managing our information technology (IT) infrastructure and security for our employees working remotely, and procuring adequate raw materials and packaging, as well as managing our supply chain. We have also worked closely with our domestic suppliers to source and maintain a consistent supply of raw material, ingredients and packaging to provide a steady supply of our products to our customers. We are fortunate that to date our manufacturing facility has not been significantly impacted by this pandemic.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2021 and 2020

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Net Sales/Revenues

For the three month period ending January 31, 2021 (“3rd Quarter”), the net sales decreased 9.04%, or $26,356, and decreased 5.48%, or $50,482, during the nine month period ending January 31, 2021, as compared to net sales for the comparative periods ending in 2020. The decrease in sales during the three and nine month periods ending January 31, 2021 is primarily the result of lower HemoTemp® II sales. At January 31, 2021 there were no back orders.

In addition, during the 3rd Quarter the Company had $10,097 of miscellaneous revenues and $11,314 for the nine month period ending January 31, 2021, primarily from the sale of the Company car to related parties, and interest income and leasing a portion of its storage space to an unrelated party.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter decreased overall by 3.57%, or $6,536, as compared to the 3rd quarter in 2020. The operating expenses of the Company decreased by 3.9% or $21,907 for the nine month period ending January 31, 2021, as compared to the nine month period ending January 31, 2020, primarily due to a decrease in employee costs.

Cost of Sales

The cost of sales during the 3rd Quarter decreased by $12,044, and decreased by $5,954 during the nine month period ending January 31, 2021 as compared to these expenses during the same periods ending in 2020. The decrease in the cost of sales during the 3rd Quarter was primarily due to lower health care expenses and less raw materials used. The decrease for the nine month period ending January 31, 2021 was due to a decrease in the cost of health insurance. As a percentage of sales, the cost of sales were 37.5% during the 3rd Quarter, 38.2% for the comparative quarter ending in 2020, and 36.9% during the nine month period ending January 31, 2021 compared to 35.5% in 2020. It is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs decreased $2,860, or 6.2%, during the 3rd Quarter as compared to the same quarter in 2020. These costs decreased by $5,117, or 4.1%, during the nine month period ending January 31, 2021 as compared to the same period in 2020. The overall cost in research and development expense decreased during the nine months due to lower employee costs.

Marketing Expenses

Marketing expenses for the 3rd Quarter decreased by $3,711, or 8.1%, as compared to the quarter ending January 31, 2020. These costs decreased by $11,123, or 8.1%, during the nine month period ending January 31, 2021 as compared to the same period in 2020. The decrease is primarily due to lower employee costs and no travel this year.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter increased by $35, or .03%, as compared to the 3rd quarter ending January 31, 2020, primarily due to higher legal fees, offset by lower auto expenses and employee costs. General and administrative costs have decreased overall by $5,667, or 1.9%, during the nine month period ending January 31, 2021, as compared to the same periods in 2020, primarily due to lower accounting fees, auto expenses and employee costs.

Net Income

The Company realized a net loss of $235 during the 3rd Quarter as compared to a net loss of $2,020 for the comparative quarter in the prior year primarily due to lower sales offset by the sale of the Company car for $9,500 during the 3rd quarter. The Company also realized a net income of $14,688 for the nine month period ending January 31, 2021 as compared to a net income of $23,548 during the same period in 2020. This decrease in net income is due to an overall decrease in sales, while the operating expenses of the Company have not materially changed.

Assets/Liabilities

General

Since April 30, 2020, the Company's assets have decreased by $72,359 and liabilities have decreased by $87,047. The overall decrease in assets and liabilities is primarily due to the changes in the accounting treatment for leases, which include amortization of the right of use asset and payments against the lease liability.

Related Party Transactions

As of January 31, 2021 and April 30, 2020, $24,862 was due from F.K. Suzuki International, Inc. ("FKSI"). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time, and an advance of $5,163 in Fiscal 2020 for corporate compliance costs. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as contra equity account.

A board member provides a variety of legal services to the company in his capacity as a partner in a law firm. Fees for such legal services were approximately $7,982 and $9,216 for the nine months ending January 31, 2021 and 2020 respectively.

On December 1, 2020 the Company sold an automobile to Fred K. Suzuki and Beverly R. Suzuki for $9,500.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 11.2 to 1, has increased compared to 10.2 to 1 at April 30, 2020 primarily due to higher cash balances and lower accrued liabilities. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods, subject to other normal fluctuations. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources

During the nine month period ending January 31, 2021, the Company experienced an increase in working capital of $27,211. This is primarily due to the Company’s increase in cash, and lower accrued liabilities and lower operating lease liability.

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

The Company presently grants payment terms to customers and dealers. Although the Company experiences varying collection periods of its accounts receivable, based on past experiences, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $28,572 during the nine month period ending January 31, 2021. Cash provided by investing activities was $9,500 during this same period. Except for its operating working capital, limited equipment purchases and patent expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the nine month periods ending January 31, 2021 or 2020.

As of January 31, 2021, the Company had $1,709,773 of current assets available. Of this amount, $24,027 was prepaid expenses, $173,616 was inventory, $228,776 was net trade receivables and $1,283,354 was cash. The Company’s available cash and cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. The Company does not have a working line of credit and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

Effects of Inflation. With the exception of inventory, labor costs and product sales costs increasing with inflation, inflation has not had a material effect on the Company’s revenues and income from continuing operations in the past three years. Inflation is not expected to have a material effect in the foreseeable future.

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

Revenue Recognition – The Company accounts for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance provides a five-step process to achieve that core principle and to determine when and how revenue is recognized.

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2021 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2021, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2020 or during the third quarter of Fiscal 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

(a)       As of the end of the Company’s Fiscal Quarter ending January 31, 2021, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)       As of the end of the Company’s Fiscal Quarter ending January 31, 2021, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4.	Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5.	Other Information.

(a)       The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)       During the Fiscal Quarter ending January 31, 2021, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

BIOSYNERGY, INC.

Date: March 17, 2021	/s/ Fred K. Suzuki Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President

Date: March 17, 2021	/s/ Laurence C. Mead Laurence C. Mead Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer