Form 10-K
period 2021-04-30
BIOSYNERGY INC
filed 2021-07-29
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                               TO APRIL

Commission file number 0-12459

Biosynergy, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-2880990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1940 East Devon Avenue, Elk Grove Village, Illinois	60007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(847) 956-0471

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered under section 12(g) of the Act:

Common Stock, No Par Value

(Title of class)

BSYN

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the issuer on April 30, 2021 cannot be ascertained with any certainty because there is no established trading market for the common stock of the Company.

The number of shares of common stock outstanding on April 30, 2021 was 14,935,511.

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

The Company did not enter into any agreements materially affecting its operations during Fiscal 2021. The Company experienced a decrease in sales of $64,250 or 5.19% in Fiscal 2021. Sales in Fiscal 2021 were $1,173,143. The Company realized net income of $15,795 for Fiscal 2021 compared to net income of $36,048 for Fiscal 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company continued its development and review of the proposed products described in “Thermographic and Thermometric Devices and Accessories” below.

The Company continued to introduce its products directly to industrial customers during Fiscal 2021. Management believes there is a need for its products and technology in the industrial markets.

Since April 30, 2021, three of the Company’s employees resigned, including Laurence Mead, the Company’s Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer. The resignation of these employees will have an adverse effect on the ability of the Company to manufacture and ship its products. See “Material Risk Factors.”

Except as stated above, there were no other significant contracts or developments with regard to the Company's business during the past fiscal year.

Financial Information About Industry Segments. The Company’s revenues were generated from sales of medical and laboratory products in the medical and laboratory industry segment during the fiscal years ended April 30, 2021 and 2020. For a description of these products, see “Narrative Description of Business.”

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

Thermographic and Thermometric Devices and Other Products. During the fiscal year ending April 30, 2021 the Company manufactured and marketed various medical, laboratory, and consumer thermometric, thermographic, and temperature control devices and accessories. These products (described below) were sold to hospitals, clinical end-users, laboratories, and product dealers.

1.     The HemoTempR Core Correlated Blood Monitoring Device ("BMD") is designed to be a human blood bag temperature indicator. Human blood must be maintained, optimally, at 1-3o C., and not allowed to exceed 6-10oC. Since human blood is always in short supply, it is critical that blood be maintained within these specifications to avoid loss. HemoTempR BMD monitors the core temperature of a blood bag from 1-12o C, and replaces the impractical mercury thermometer susceptible to breakage. HemoTempR BMD once attached to the blood bag is usable throughout the life of the blood.

2.     HemoTempR II Core Correlated BMD is designed to warn blood bank personnel whenever the internal temperature of the blood bag has exceeded approximately 6-10o C. HemoTempR II BMD has an irreversible indicator that is activated when the tag is applied to the blood bag at approximately 3o C. After being activated, the irreversible indicator remains blue colored for at least 48 hours if the blood is kept at 3o C, however, if the blood is warmed to a temperature of 6-10o C. or above, the indicator will lose its blue color much more rapidly or the indicator will change color; the nature and degree of the color change depend on the temperature of the sample and the time at each temperature. The irreversible indicator will not return to blue even if the blood is subsequently recooled, indicating that the blood has been warmed. The reversible portion of the indicator reversibly monitors temperatures from 1-9o C. HemoTempR II BMD is non-reusable and must be replaced each time the blood bag is returned to the blood bank and reissued.

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

Manufacturing. The Company manufactures all of its products except for the HemoTempR II Activator. This product is manufactured for the Company by an unrelated company on an as needed basis. Raw materials for the Company's other products are purchased, but all manufacturing of these products is performed at the Company's production facility. All outside manufacturing is done to specifications set by the Company. There are no commitments or firm agreements for outside manufacturers to provide products for the Company. The Company may enter into any such agreements in the foreseeable future due to the resignation of certain employees. Currently, the Company relies exclusively on Fred Suzuki, the Company’s President and Chief Executive Officer, to manufacture the temperature sensitive liquid crystals used in the Company’s temperature indicators (See “Material Risk Factors”, below).

The Company has forty-five years of experience working with various liquid crystal formulations, thermometric and thermographic application methods and the effect of temperature and other factors on degradable materials. The Company maintains complete records of manufacturing and quality assurance testing of all of its products in compliance with FDA regulations. All products are manufactured according to "good manufacturing practices" ("GMP") for medical devices.

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

Although the Company relies on its own sales and distribution efforts for a portion of its sales, the Company's distributors accounted for a majority of the Company’s net sales in Fiscal 2021. During Fiscal 2021, Fisher Scientific Company (“Fisher”) accounted for 32.9% of the Company's sales. Cardinal Health, Inc. (“Cardinal”) accounted for 36.7% of Company sales during Fiscal 2021 (See “Material Risk Factors”, below). Management believes distributors will continue to be an important part of the Company’s sales and distribution system in the future.

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

During Fiscal 2022, the Company anticipates employees will work part-time in marketing and one employee will devote substantially all of her time to marketing and selling the Company’s products. The Company does not have an outside sales force. Since the Company markets its products to approximately 7,000 hospitals in the United States, hundreds of laboratories and industrial end-users in the United States, and thousands of hospitals and laboratories in foreign countries, it will continue to rely upon the marketing efforts of independent dealers and sales representatives for the medical and laboratory markets. The Company also directly markets and sells to its industrial customers.

The Company is unaware of its current market share for its medical and laboratory products.

Sources and Availability of Raw Materials. In general, the Company believes its sources and availability of raw materials and finished products to be satisfactory. Presently, there are a limited number of domestic manufacturers of liquid crystal chemicals. Although it is expected that these domestic manufacturers will continue to supply the raw liquid crystals needed for the production of the Company's products, continued supply from such domestic manufacturers cannot be assured. If industrial quantities of raw liquid crystals are unavailable from domestic sources, the Company will need to import these materials from foreign suppliers, or, as an alternative, manufacture such materials itself. There can be no assurance that foreign suppliers will have adequate surplus or availability in the event the Company needs to utilize foreign sources. Other materials and products are currently available from a variety of suppliers (See however “Material Risk Factors”, below).

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

The Company was also granted a design patent, “Fold-Over Cooling Pack”, Patent Number US D670,816, relating to the Company’s HemoCool™ Gel Pak, on November 13, 2012. This patent will expire on November 13, 2026. In addition, the Company holds several Foreign Design Patents for the “Fold-Over Cooling Pack”, including Europe, Patent Number 002038745-0001, issued August 7, 2012, expiring on May 8, 2037; Canada, Patent Number 145628, issued March 21, 2013, expiring March 21, 2023; Turkey, Patent Number 201203234, issued May 7, 2012, expiring May 7, 2037; and India, Patent Number 245076, issued February 2, 2016, expiring November 8, 2026.

The Company was granted a design patent, “Roll-Up Gel Pack for Test Tubes,” Patent Number US D712,559 relating to the Company’s HemoCool™ Rollup Gel Pak for test tubes, on September 2, 2014. This patent will expire on September 2, 2028. The Company was also granted another design patent, “Roll-Up Gel Pack for Test Tubes,” Patent Number US D726,928 relating to the Company’s HemoCool™ Rollup Gel Pak for test tubes on April 14, 2015. This patent will expire on April 14, 2029. The Company holds several foreign design patents for the “Roll-Up Gel Pack for Test Tubes,” including Europe, Patent Number 002295105-0001, issued November 18, 2013, expiring August 22, 2038; Europe, Patent Number 002295105-0002, issued November 18, 2013, expiring August 22, 2038; India, Patent Number 252643, issued February 5, 2014, expiring March 5, 2028; Canada, Patent Number 150496, issued February 8, 2016, expired on February 8, 2021 due to non-payment of maintenance fees; Canada, Patent Number 156195, issued February 8, 2016, expired on February 8, 2021 due to non-payment of maintenance fees.

The Company was granted a design patent, “Gel Pack for Test Tubes,” Patent Number US D825,071 relating to a design for a gel-pack which holds test tubes, HemoCool™ Gel-Pak for test tubes on August 7, 2018. This patent will expire on August 7, 2032. Design Patents for the “Gel Pak for Test Tubes,” have been issued in India, Patent Number 252644 issued on January 23, 2014, expiring on March 5, 2028; Canada, Patent Number 150495, issued on February 8, 2016, expired on February 8, 2021 due to non-payment of maintenance fees; Canada, Patent Number 156173, issued on February 8, 2016, expired on February 8, 2021 due to non-payment of maintenance fees.

The Company may also seek to obtain patents on other products, as appropriate.

The Company has received registered trademark protection on all product names to date excepting Temp-DTek™, Tempa-Slide™, FoodGarde™, LaproVue™ and Hemo-Cool™. The Company has retained, however, all the common law rights to the Thermolyzer™, Temp-D-Tek™, Tempa-Slide™, FoodGarde™, LaproVue™, and Hemo-Cool™ trademarks. Additional trademark registrations will be applied for as needed.

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

As of April 30, 2021, the Company had $1,694,529 of current assets available. Of this amount, $34,261 represented prepaid expenses, $145,178 was inventory, $264,509 was net trade receivables, and $1,250,581 represented cash.

Management of the Company believes that it has sufficient working capital to continue operations for the fiscal year ending April 30, 2022 provided the Company's sales and ability to collect accounts receivable are not adversely affected. In the event the Company's sales materially decrease, the receivables of the Company are materially impaired for any reason, or the Company needs additional capital for its development projects, it may be necessary to obtain additional financing to cover working capital items and keep current trade accounts payable, of which there can be no assurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Major Customers. The Company’s two largest customers are its primary product distributors, Fisher and Cardinal. Fisher was directly responsible for 32.9% of the Company's net sales during the fiscal year ending April 30, 2021. Cardinal accounted for 36.7% of the Company’s net sales during the fiscal year ending April 30, 2021. At April 30, 2021, Fisher owed the Company $96,930 and Cardinal owed $134,682. No other customers accounted for 10% or more of the Company’s net sales during Fiscal 2021. Management believes the loss of either of these distributors would materially reduce the revenues of the Company until the Company could retain, if available, the services of other major product distributors or the end users serviced by Fisher and Cardinal began ordering directly from the Company. Management has no reason to believe that the Company will lose either of these distributors in the foreseeable future.

Backlogs. The Company had no backorders at April 30, 2021.

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

Research and Development. During Fiscal 2021 and 2020, the Company spent $157,919 and $164,358, respectively, on Company-sponsored research and development activities. All expenditures for research and development are expensed currently with the exception of significant equipment and set-up charges which are capitalized and depreciated or amortized over their estimated useful life.

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

Information About Foreign and Domestic Operations and Export Sales. The Company made export sales to customers located outside of the United States totaling $53,670 during the last fiscal year and $42,315 during the fiscal year ending in 2020. Export sales were made to customers located in Canada, Puerto Rico, Philippines, Australia, Italy, Germany, and Kingdom of Bahrain. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Employees. As of April 30, 2021, the Company had five full-time employees including the President and CEO. Since April 30, 2021, three full-time employees have resigned. See “Material Risk Factors” and “Directors, Executive Officers and Corporate Governance.”

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

The Company is highly dependent on the principal members of its management and scientific staff, in particular Fred K. Suzuki, Jr., the Company’s President, Chief Executive Officer, Chairman of the Board of Directors, Director of Research and Product Development, and Director of Marketing. Mr. Suzuki is primarily responsible for developing products and manufacturing the liquid crystals for use in the Company’s primary line of products. Mr. Suzuki is 91 years old. The loss of Mr. Suzuki may impede the achievement of the Company’s business objectives or have an adverse effect on the Company’s financial condition or results of operations. The Company may not be able to attract and retain skilled and experienced personnel on acceptable terms in the future to replace Mr. Suzuki. Further the Company may not be able to attract and retain skilled and experienced marketing, scientific and sales personnel on acceptable terms in the future because numerous other high technology companies compete for the services of these qualified individuals. The Company currently does not maintain key man life insurance on any of its employees, nor has the Company implemented a formal succession plan.

Since April 30, 2021, three employees resigned from the Company. They are: Laurence Mead, Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer; Mary K. Friske, Vice President – Administration; and Jennifer A. Rieck, Vice President – Customer Service and Vice President – Regulatory Affairs. The loss of these employees will impede the manufacture, sale and shipping of the Company’s products. Further, the Company may not be able to attract and retain skilled and experienced personnel on acceptable terms to replace these employees. Although the Company is seeking alternatives, there is a risk the loss of these employees will have an adverse effect on the achievement of the Company’s business objectives and on the Company’s financial condition or results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business and the loss of key accounting personnel. Since April 30, 2021, three of the Company’s employees resigned, including Laurence Mead, the Company’s Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer. The resignation of these employees will have an adverse effect on the ability of the Company to maintain effective internal and disclosure controls unless they are promptly replaced. For example, we may be unable to properly segregate duties in connection with key financial reporting processes. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

Certain familial groups, in the aggregate, beneficially own a large percentage of the Company’s common stock and as a result can exert significant influence over the Company.

As of April 30, 2021, Mr. Suzuki owned 30% of the outstanding stock of F.K. Suzuki International, Inc. (“FKSI”), and also served on FKSI’s board of directors, together with Laurence Mead, the former Chief Operating Officer of the Company, and Lauane Addis, Mr. Suzuki’s son-in-law and counsel and Secretary for the Company. FKSI in turn owns approximately 30.02% of the outstanding stock of the Company. As a result of (i) Mr. Suzuki’s ownership and position as director of FKSI, (ii) shared directorial control over FKSI with Messrs. Mead and Addis with respect to the shares of stock in the Company owned by FKSI, (iii) other shares of stock in the Company owned by Mr. Suzuki directly, and (iv) stock owned by Mr. Suzuki and his spouse as joint tenants, Mr. Suzuki is deemed to “beneficially” own an aggregate of 5,513,470 shares, or approximately 36.9%, of the Company’s outstanding common stock. In addition, Mr. Suzuki’s daughter, Jeanne S. Addis, is the Trustee of the Addis Family Trust dated September 1, 2009, which owns approximately 28.1% of the outstanding FKSI stock. Accordingly, Mr. Suzuki, together with other members of his immediate family as a group, may be able to substantially influence all matters requiring approval by the Company’s shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of this group could conflict with the interests of the Company’s other shareholders. Mr. Suzuki, acting in concert with other members of his immediate family, may also delay or prevent a change in control of the Company even if such a transaction would be beneficial to the Company’s other shareholders.

The Company depends on key distributors for the marketing and sale of its products and the failure to retain such distributors may materially affect the Company and its results of operations.

The Company’s key distributors, Fisher and Cardinal, accounted for 32.9% and 36.7% of the Company’s sales, respectively, during Fiscal 2021. The Company’s failure to retain one or both of such distributors may have an adverse effect on the sales of the Company, which may in turn have an adverse effect on the Company’s results of operations, financial condition and cash flows if such sales cannot be replaced by another distributor of the Company. The Company has also agreed to payment terms of net 90 days with one dealer. As a result, the Company’s outstanding accounts receivable have materially increased, increasing the amount of accounts receivable at risk of collection.

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

During Fiscal 2021, and for several prior fiscal periods, HemoTempR II Core Correlated BMD accounted for a substantial percentage of the Company’s sales. It accounted for $1,061,600 in sales (or approximately 90.49% of all Company sales). The Company’s failure to maintain sales levels with respect to this product will have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

COVID-19 Pandemic.

The Company will face challenges in 2021 and 2022 as a result of the COVID-19 pandemic. Such challenges will include (among other things) decreases or significant decreases in demand for certain products and potentially increases in demand for others, collectability of customer accounts receivable from customers negatively impacted by shelter in place requirements, managing the health and productivity of our employees working in our facility or working remotely, managing our information technology (IT) infrastructure and security for our employees working remotely, and procuring adequate raw materials and packaging, as well as managing our supply chain. We have also worked closely with our domestic suppliers to source and maintain a consistent supply of raw materials, ingredients and packaging to provide a steady supply of our products to our customers. We are fortunate that to date our manufacturing facility has not been significantly impacted by this pandemic.

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

Holders. As of April 30, 2021, there were approximately 378 shareholders of record of the Company's common stock.

Dividends. The Company does not have a dividend policy and does not expect to pay dividends in fiscal 2022.

Common Stock for Issuance Under Equity Compensation Plans. As of April 30, 2021, the Company has no outstanding equity compensation plans and otherwise has no obligation to issue or sell stock pursuant to an option or similar agreement.

Item 6.	Selected Financial Data.

The registrant is not required to furnish any information in this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales for the fiscal year ending April 30, 2021 decreased by $64,250, or 5.19%, in comparison to the previous fiscal year. The decrease in sales during Fiscal 2021 was primarily due to a decrease of $76,130, or 6.69%, in sales of its HemoTempR II Indicators. The Company had increased sales in TempTrendR II of $3,450, LabTempR 20 of $6,760, and HemoTempR II Activator of $5,730 while having decreased sales for LabTempR 40, and HemoCool™ Gel Paks. It is uncertain what effect the resignation of three employees from the Company will have on the Company’s sales in Fiscal 2022. See “Material Risk Factors.”

Below is a schedule which represents the sales for each product for the fiscal years ending April 30, 2021 and 2020.

	Fiscal Year Ending April 30

Medical and Laboratory Products	2021 Sales of Products	2020 Sales of Products

HemoTempR II BMD	$1,061,600	$1,137,730
HemoTempR BMD	36,875	36,680
HemoTempR II Activator	27,970	22,240
TempTrendR TI	15,765	18,295
TempTrendR II TTD	15,010	11,560
LabTempR 20 ST	10,350	3,590
LabTempR 40 ST	2,365	2,655
HemoCool™ Gel-Pak	1,918	3,568
StaFreezR FTI	1,290	1,075
	$1,173,143	$1,237,393

Export Sales. The Company made export sales to customers located outside of the United States totaling $53,670 during the last fiscal year and $42,315 during the fiscal year ending in 2020.

Other Revenues. Interest income for Fiscal 2021 was $462 and $596 for Fiscal 2020. During Fiscal 2021, the Company maintained a money market account which received an interest rate between .05% and .25% APY. The Company also realized $1,920 in miscellaneous income from subleasing a portion of the Company’s storage space in Fiscal 2021 and 2020. The Company also realized $9,500 in other income from the sale of equipment.

Costs and Expenses. Overall operating costs and expenses for the fiscal year ending April 30, 2021 decreased by $26,680 compared to the fiscal year ending in 2020. The operating costs and expenses for Fiscal 2021 were substantially constant. In order for the Company to continue without materially altering its present operations, the overall operating costs and expenses for the ensuing fiscal year are expected to be similar to or slightly higher than those of the last fiscal year. However, it is uncertain whether the resignation of three employees from the Company will materially affect the Company’s operating expenses during Fiscal 2022. See “Material Risk Factors.”

Cost of Sales. As a percentage of net sales, the cost of sales was 37.0% for the fiscal year ending April 30, 2021 and 35.5% for the fiscal year ending April 30, 2020. This overall increase in cost of sales as a percentage of net sales in Fiscal 2021 is primarily due to employee costs and related benefits. The Company expects that the cost of sales as a percentage of net sales will remain relatively stable over the next fiscal year in the absence of a material change in unit sales volume or an increase in cost of raw materials. However, there is a risk the manufacturing cost will increase due to the resignation of Laurence Mead, the Company’s Chief Operating Officer, Chief Financial Officer, Vice President – Manufacturing and Development, Chief Accounting Officer, and Treasurer. See also “Material Risk Factors.”

Research and Development Expenses. Research and development expenses decreased during the fiscal year ending in 2021 by $6,439 or 3.9%, as compared to the fiscal year ending in 2020. The overall decrease compared to Fiscal 2020 is due to lower employee costs and expenses during the current fiscal year ending April 30, 2021. The Company is investigating the feasibility of several products intended to expand and improve the Company’s product line as described in “Products Under Development”. These development expenses have remained substantially constant for the past two years. There is insufficient information available to determine the extent to which the Company will be required to allocate its resources to the continued development of these products. See "Narrative Description of Business – Products Under Development."

Marketing Expenses. The Company's marketing expenses were $168,871 in Fiscal 2021 as compared to $181,769 for the fiscal year ending in 2020. The decrease for Fiscal 2021 was primarily due to a decrease in employee costs, advertising and travel. The Company’s marketing activities will increase or decrease depending on management’s determination of what is necessary to continue the Company's growth.

General and Administrative Expenses. The Company’s general and administrative costs decreased by $7,343 as compared to the 2020 fiscal year. The Company experienced lower employee costs. Except for unforeseen extraordinary items, it is unlikely general and administrative expenses will materially change during Fiscal 2022.

Income Tax Expense (Benefit). Income tax expense was $13,543 or 46.16% of income before taxes for Fiscal 2021 and $15,940, or 30.6% of income before taxes, for Fiscal 2020.

Net Income. The Company experienced a net profit of $15,795 for Fiscal 2021 as compared to a net profit of $36,048 for Fiscal 2020. The Company experienced a decrease in profitability due to lower sales. See discussion of “Net Sales” above.

Assets. Since April 30, 2020, the Company's current assets have decreased by $1,595. This decrease is primarily due to decreased prepaid expenses resulting from the Company’s lower sales. Other changes in specific items do not reflect transactions outside the ordinary course of business. See also “Related Party Transactions” below.

Liabilities. The Company's current liabilities have decreased by $39,267 since April 30, 2020. This decrease is due to a decrease in accounts payable, accrued vacation and accrued compensation.

Current Assets/Liabilities Ratio. The ratio of current assets to current liabilities, 13.3 to 1, has increased from 10.7 to 1 at April 30, 2020. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level as a result of the change in accounting methods. In order to maintain or improve the Company’s asset/liability ratio, the Company’s operations must remain profitable.

Liquidity and Capital Resources. During the fiscal year ending April 30, 2021, the Company had an increase in net working capital of $37,672. The increase in net working capital is primarily due to the Company’s realizing and retaining a profit while cutting expenses.

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

Cash used in operating activities was $4,201 during Fiscal 2021. Cash provided by operating activities was $71,282 during Fiscal 2020. During Fiscal 2021, cash of $9,500 was provided by investing activities from the sale of equipment while during Fiscal 2020 cash of $6,125 was used for investing activities to purchase equipment and pay corporate compliance costs for an affiliate, see “Related Party Transactions” below. No cash was allocated to new patents or patents pending during Fiscal 2021. Except for operating capital, limited equipment purchases, and patent expenses, Management is not aware of any other material capital requirements or material contingencies for which it must provide.

As of April 30, 2021, the Company had $1,694,529 of current assets available. Of this amount, $34,261 was prepaid expenses, $145,178 was inventory, $264,509 was net trade receivables, and $1,250,581 was cash. The Company’s cash flow from operations is considered adequate to fund the short-term operating capital needs of the Company. However, the Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term operating capital needs of the Company if the Company does not remain profitable.

Related Party Transactions. The Company was owed $24,862 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at April 30, 2021 and 2020, in connection with past shared common operating expenses, including an advance of $5,163 in Fiscal 2020 for corporate compliance costs. These expenses include certain office expenses, general operating expenses and legal fees incurred in the ordinary course of business. See "Financial Statements." No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the amount owed by FKSI to the Company was reclassified as a contra equity account.

Lauane C. Addis, Secretary and Director of the Company, is a member of the law firm of Dickinson Wright PLLC and formerly of Stahl Cowen Crowley Addis LLC. Mr. Addis has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other members and associates of Dickinson Wright PLLC, and formerly of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Dickinson Wright PLLC, and formerly of Stahl Cowen Crowley Addis LLC in the future. During Fiscal 2021 the Company paid $9,782 to Dickinson Wright PLLC and Stahl Cowen Crowley Addis, LLC, and $11,579 in Fiscal 2020 in legal fees to Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm.

Off-Balance Sheet Arrangements. As of April 30, 2021, the Company was not involved in any off-balance sheet arrangements, as defined in Item 303(1)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements for the year ending April 30, 2021. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or using different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

Lease Commitments - On February 25, 2016, the FASB issued Topic 842, Leases.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. GAAP.  At inception, a lessee must classify all leases as either finance or operating.  The Company adopted Topic 842 effective May 1, 2018. The Company classifies the lease for its facility in Elk Grove Village as an operating lease. The application of Topic 842 increases the Company’s total assets and liabilities by approximately $193,140 as of April 30, 2020, as a result of a lease extension effective May 1, 2020, and $96,570 as of April 30, 2021 and will have an insignificant impact on the results of its operations during the life of the lease.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company retained the services of Sassetti, LLC to audit the Company’s annual financial statements as of April 30, 2021 and 2020, and to review the Company’s quarterly statements. No accountants of the Company were dismissed or resigned during the past two years. There have been no disagreements with the Company’s accountants regarding accounting matters or financial disclosure.

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

Prior to the date of filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness as of the end of the Company’s fiscal year ending April 30, 2021 of the Company’s internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c).  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer conclude that the Company’s internal control over financial reporting is effective.   The Company is assessing the impact, if any, the resignation of the three employees since April 30, 2021 will have on the Company’s internal control over financial reporting.

(2)        This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.  There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected or are likely to materially affect the Company’s internal control over financial reporting

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

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company are:

Name	Age	Positions with Company	Served in Office Since

Fred K. Suzuki	91	President, Chief Executive Officer, Director of Research and Product Development, Chairman of the Board of Directors, and Director of Marketing	February, 1976 (1)

Laurence Mead	59	Vice President - Manufacturing and Development, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer	April, 1994 (2)

Mary K. Friske	61	Vice President - Administration	September, 1993(3)

Jennifer A. Rieck	38	Vice President - Customer Service and Vice- President – Regulatory Affairs	June, 2017(4)

Lauane C. Addis	65	Corporate Counsel Secretary and Director	February, 1984 December, 1985 February, 1984

Malcolm MacCoun	93	Director	May, 2018

(1)

Mr. Suzuki did not serve as President from August 1982 through February 1983. Prior to October, 1984, Mr. Suzuki served as Treasurer of the Company, and was once again appointed Treasurer on June 30, 1991 until April, 2009.

(2)

Mr. Mead was appointed Vice President of Regulatory Affairs in June, 2016 and served until July, 2017. Mr. Mead resigned as a Director on May 31, 2021, and as an employee and officer on July 2, 2021. Mr. Suzuki was appointed Chief Financial Officer and Chief Accounting Officer on an interim basis until the Company hires Mr. Mead’s replacement.

(3)	Mrs. Friske resigned as an employee and officer on July 2, 2021.

(4)

Mrs. Rieck served as Vice President – Regulatory Affairs and New Business Development from June, 2012 through June, 2016, and as Director of Marketing from June, 2014 through June, 2016. Mrs. Rieck was appointed Vice President – Regulatory Affairs in July, 2017. Mrs. Rieck resigned as an employee and officer on May 14, 2021.

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

MARY K. FRISKE, Vice President - Administration. Mrs. Friske joined the office staff in July, 1983. Mrs. Friske served as an Executive Secretary for several years and was promoted to Office Manager in 1989. In September, 1993, Mrs. Friske was appointed Vice President - Administration. Mrs. Friske also served as Manager of Sales from September, 1993 through June, 2014. Mrs. Friske received her Bachelor of Science degree in May, 1981 from Eastern Illinois University where she majored in Personnel Management. Mrs. Friske resigned as an employee and officer on July 2, 2021.

LAURENCE MEAD, Chief Operating Officer, Chief Financial Officer, Vice President – Manufacturing and Development, Chief Accounting Officer, and Treasurer. Mr. Mead joined the production department of the Company in 1980, and served as the Company's Production Manager from 1984 until April, 1994. In April, 1994, Mr. Mead was appointed Vice President - Manufacturing. In September, 2002, Mr. Mead was appointed Chief Accounting Officer. In June, 2004, Mr. Mead was appointed Chief Operating Officer and Vice President of Product Development and served as Vice President of Product Development until June, 2014. Mr. Mead was appointed to the Company’s Board of Directors in June, 2006. In June, 2009, Mr. Mead was appointed Chief Financial Officer and Treasurer. Mr. Mead has also served as the Manager of Financial and Product Development for the Company and Vice President – Regulatory Affairs. Mr. Mead has developed several patents which include a liquid-conductive cooling/heating device and a fold-over cooling gel pack. Mr. Mead received his Bachelor of Science degree in August, 1992 from Roosevelt University where he majored in Accounting. On May 31, 2021 Mr. Mead resigned from the Board of Directors and resigned as an employee and officer on July 2, 2021. Mr. Suzuki will serve as interim Chief Financial Officer and Chief Accounting Officer until a replacement is hired.

JENNIFER A. RIECK, Vice President – Customer Service and Vice President – Regulatory Affairs. Mrs. Rieck joined the company in March, 2011. She initially served the Company as Assistant to the President relating to new business development. Her course work in biology, chemistry, physics and math allows her to comprehend and contribute in the development of new products. In November, 2012, Mrs. Rieck was appointed Vice President – Regulatory Affairs and New Business Development. In June, 2014, Mrs. Rieck was appointed Director of Marketing. In June, 2016, Mrs. Rieck was reassigned to the position of Vice President – Customer Service. In July, 2017, Mrs. Rieck was appointed Vice President – Regulatory Affairs. She works closely with customers who need technical support and with patent attorneys. She has also taken on the role of liaison between the Company and agencies such as the FDA, AABB and CAP. Mrs. Rieck has developed several patents which include a fold-over cooling gel pack. Prior to joining the Company, Mrs. Rieck taught English in South Korea from 2004 to 2005. From 2005 to 2009 she worked as a law clerk, facilities manager and office manager of Stahl Cowen Crowley Addis LLC. From 2010 to 2011 she worked as a recruiting specialist at Career Education Corporation. Mrs. Rieck received her Bachelor of Arts degree in May, 2004 from the University of Colorado, Boulder where she majored in International Affairs. She received her Master of Business Administration degree in November, 2012 from DePaul University where she focused her studies on Human Resources. Mrs. Rieck resigned as an employee and officer on May 14, 2021.

LAUANE C. ADDIS, Secretary and Director. Mr. Addis is currently a member of the law firm of Dickinson Wright PLLC, Chicago, Illinois. Mr. Addis served the Company from February, 1984 to December, 1985 as its Vice President - Finance and Chief Financial Officer. From December, 1985 thru June, 1991, Mr. Addis also served as Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer of the Company. Mr. Addis is the Secretary of FKSI, an affiliate of the Company. Mr. Addis is also a member of the Board of Directors of Northwest Suburban Day Care Center, a non-profit organization which provides child day care services for low-income and indigent persons. Mr. Addis graduated from Andrews University with a B.A. in History and Business Administration in June, 1978. He received his Doctor of Jurisprudence from Baylor University in 1981 and his Master of Laws in Taxation from the University of Denver in 1982. Mr. Addis is a member of the Colorado, Illinois and Texas Bar Associations.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Company did not receive any reports during Fiscal 2021 required to be filed by a director, officer or beneficial owner of more than 10% of the Company’s common stock pursuant to Section 16(a) of the Securities and Exchange Act. Management is not aware of any director, officer or beneficial owner of more than 10% of the Company’s common stock who has failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ending April 30, 2021.

Audit Committee. The Audit Committee reviews and, when it deems appropriate, approves internal accounting and financial controls for the Company and accounting principles and auditing practices and procedures to be employed in the preparation and review of the financial statements of the Company. The Audit Committee also meets periodically with management to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The Audit Committee also makes recommendations to the Board of Directors concerning the engagement of independent public auditors to audit the annual financial statements, review the unaudited quarterly financial statements of the Company, and perform other services for the Company. The Audit Committee arranges with such auditors the scope of the audit to be undertaken by them and any other services to be provided. The Audit Committee has one member, Malcolm MacCoun, a financial expert and the Board of Director’s only independent director as defined in Rule 407 of Regulation SK. Mr. MacCoun qualifies as a financial expert and independent director under the standards applicable to the Company.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth a summary of compensation for services in all capacities to the Company during the fiscal years ended April 30, 2021 and 2020 paid to the Chief Executive Officer and Chief Operating Officer and Vice President of Administration. None of the Company's other executive officers received annual salaries and bonuses for such fiscal years exceeding $100,000.

Summary Compensation Table:

Name and Principal Position	Year $	Salary $	Bonus $	Stock Awards $	Option Award $	Non-Equity Incentive Plan Compensation (1) $	Nonqualified deferred compensation earnings $	All Other Compensation (2) $	Total $

Fred K. Suzuki (A)	2021	$165,735	--	--	--	$8,287	--	$15,200	$191,722

	2020	$166,226	$8,000	--	--	$8,311	--	$18,375	$200,912
Laurence C. Mead (B)	2021	$165,735	--	--	--	$9,648	--	$24,225	$202,608

	2020	$165,326	$8,000	--	--	$9,268	--	$12,025	$194,619
Mary K. Friske (C)	2021	$92,264	--	--	--	$4,613	--	--	$96,877

	2020	$92,617	$3,000	--	--	$4,781	--	--	$100,398

(1)	Amounts represent Company’s match portion of 401(k) contribution.
(2)

No executive officer received perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus. Mr. Suzuki received $12,700 and $15,875 in lieu of accrued vacation for Fiscal 2021 and 2020. Mr. Suzuki and Mr. Mead each received $2,500 for their services as directors in Fiscal 2021 and $2,500 for Fiscal 2020. Mr. Mead also received $22,225 and $9,525 in lieu of accrued vacation for Fiscal 2021 and 2020, respectively.

(A)	Fred K. Suzuki, President, Chairman of the Board, Chief Executive Officer, Director of Research and Development, and Director of Marketing.
(B)

Laurence C. Mead, Chief Operating Officer, Chief Financial Officer, Vice President/Manufacturing and Development, Chief Accounting Officer and Treasurer. Mr. Mead resigned as Director on May 31, 2021 and as an employee and officer on July 2, 2021.

(C)	Mary K. Friske, Vice President of Administration. Mrs. Friske resigned as an employee and officer on July 2, 2021.

Stock Options.

The Company did not grant stock options to any of the named executive officers during the predecessor period of the fiscal year ended April 30, 2021, and no such stock options were outstanding as of April 30, 2021.

Directors’ Compensation

The directors’ compensation is determined by the Company’s Compensation Committee and approved by the Board of Directors. The directors do not receive any stock awards or other non-cash compensation. The following Director Compensation Table sets forth a summary of compensation for services by the directors of the Company in their capacities as directors, including attendance at the annual Board of Director’s meeting and serving on committees of the Board of Directors, for the fiscal year ending April 30, 2021.

Directors Compensation Table

	Fees Earned or	Total
Director Name	Paid in Cash ($)	($)
Fred K. Suzuki, President, Chairman of the Board, and Chief Executive Officer, Director of Research and Development and Director of Marketing (1)	$2,500	$2,500
Malcolm MacCoun, Director	$2,500	$2,500
Lauane C. Addis, Director and Secretary	$2,500	$2,500
Laurence C. Mead, Director, Chief Operating Officer, Chief Financial Officer, Vice-President-Manufacturing and Development, Chief Accounting Officer, and Treasurer (1)	$2,500	$2,500

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

The Company’s compensation programs are intended to attract and retain qualified employees to add value to the Company’s business. In this regard, as a small business, the Company attempts to pay base salaries that are competitive, but only pay bonuses based on Company performance. The Company also maintains its 401(k) retirement plan to provide long-term retirement benefits. Due to the operating results of the Company, the Compensation Committee did not award any bonuses for the year ended April 30, 2021.

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

Performance of the Compensation Committee. The Compensation Committee of the Company’s Board of Directors has reviewed its performance during the fiscal year ending April 30, 2021 and has concluded that the Compensation Committee has performed all necessary duties and complied with all of its obligations as set forth in the Compensation Committee charter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 30, 2021, as to the voting securities of the Company owned by each person who owns of record, or is known by the Company to own beneficially, more than 5% of any class of voting securities.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class

Common Stock	James Schembri 3565 Port Cove Dr., #73 Waterford, MI 48328	1,291,500 shares of record and beneficial(1)	8.65%

Common Stock	All 5% owners as a group (1 member)	1,291,500	8.65%

(1)	Included in shares owned by James F. Schembri are 66,000 shares in Mr. Schembri’s individual retirement account for the benefit of Mr. Schembri.

The following table sets forth information as of April 30, 2021, as to the voting securities of the Company owned by the officers and directors of the Company and family members of such officers and directors whose ownership of voting securities of the Company is attributable to officers and directors of the Company.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class

Common Stock	Fred K. Suzuki 710 S. Kennicott Arlington Heights, IL 60005	5,513,470 shares of record and beneficial(1)	36.92%

Common Stock	F.K. Suzuki International, Inc. 1940 E. Devon Ave. Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial	30.02%

Common Stock	Jeanne S. Addis, Trustee of the Addis Family Equity Trust dated September 1, 2009 1819 Orleans Circle Elk Grove Village, IL 60007	4,484,470 shares of record and beneficial(2)	30.02%

Common Stock	Mary K. Friske 940 Bradley Court Palatine, IL 60074	41,000 shares of record and beneficial(3)	.27%

Common Stock	Laurence C. Mead 1151 Warwick Cir. North Hoffman Estates, IL 60169	60,250 shares of record and beneficial(4)	.40%

Common Stock	Beverly Suzuki 710 S. Kennicott Arlington Heights, IL 60005	820,000 shares of record and beneficial(5)	5.49%

Common Stock	Jennifer A. Rieck 790 Charleston Lane Hoffman Estates, IL 60192	697,559 beneficial(6)	4.67%

Common Stock	Lauane C. Addis 1819 Orleans Circle Elk Grove Village, IL 60007	- (7)	-

Common Stock	All directors and officers as a group (6 members)	5,614,720	37.59%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence. At April 30, 2021, F.K. Suzuki International, Inc. (“FKSI”) owed $24,862 to the Company in connection with past shared common operating expenses, including an advance of $5,163 in Fiscal 2020 for corporate compliance costs. Since a portion of this receivable had been outstanding for a significant period of time, and FKSI was not in a position to reimburse the Company without the liquidation of all or a portion of its assets, including common stock of the Company. The receivable balance was reclassified as a contra-equity account thus reducing FKSI’s capital in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Lauane C. Addis, Secretary and Director, as a member of the law firm of Dickinson Wright PLLC and formerly of Stahl Cowen Crowley Addis LLC, has represented the Company with respect to the preparation and filing of this Report. Mr. Addis, and other Members and associates of Dickinson Wright PLLC and formerly of Stahl Cowen Crowley Addis LLC, perform other legal services for the Company from time to time, and it is anticipated such services will be performed by Mr. Addis and other members and associates of Dickinson Wright PLLC and formerly of Stahl Cowen Crowley Addis LLC, in the future. During Fiscal 2021, the Company paid $9,782 in legal fees to Dickinson Wright PLLC and formerly of Stahl Cowen Crowley Addis LLC, some of which inured to the benefit of Mr. Addis in the form of distributions from the law firm. Mr. Addis is an officer, director and shareholder of the Company, and is also the son-in-law of Fred K. Suzuki, President and Chairman of the Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

Except with regard to the above, there were no other material transactions involving management of the Company or any third party during the last fiscal year which accrued to the benefit of officers or directors of the Company.

The discussion in Item 10 of this report regarding director independence is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.

Audit Committee Report. Sassetti LLC served as independent auditors for the fiscal years ended April 30, 2021 and 2020, and it has acted as auditors for the Company since August 29, 2009. The Audit Committee has reviewed and discussed with management and Sassetti LLC the Company’s audited financial statements for the fiscal year ended April 30, 2021. Management is responsible for the Company’s financial reporting process, including maintaining a system of internal controls, and is responsible for preparing financial statements in accordance with United States generally accepted accounting principles (“GAAP”). Sassetti LLC is responsible for auditing those financial statements and for giving an opinion regarding the conformity of the financial statements with GAAP. Additionally the Audit Committee reviewed and discussed with management and Sassetti LLC, management’s report on the effectiveness of internal controls over financial reporting.

The Audit Committee also discussed with Sassetti LLC those matters to be discussed under Public Company Accounting Oversight Board standards. The Audit Committee has also received and reviewed the written disclosures to the Audit Committee regarding independence. The Audit Committee has discussed the independence of Sassetti LLC, including whether Sassetti LLC’s independence is compatible with Sassetti LLC providing non-audit services. Based on the foregoing discussions and reviews, the Audit Committee is satisfied with the independence of Sassetti LLC and recommended, and the Board of Directors approved, that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021.

Audit Fees. Fees billed by Sassetti LLC totaled $36,775 for year ended April 30, 2021. This amount includes fees for the annual audit for the fiscal year ending April 30, 2020 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2021. Fees billed by Sassetti, LLC totaled $37,585 for year ended April 30, 2020. This amount includes fees for annual audit for fiscal year ending April 30, 2019 and reviews of all the Company’s quarterly reports filed by the Company with the SEC during the fiscal year ended April 30, 2020.

Audit-Related Fees. Sassetti LLC did not bill any fees for professional services described in paragraph 9(e)(2) of Schedule 14A during the past two fiscal years.

Tax Fees. During the fiscal years ending April 30, 2021 and 2020, Sassetti LLC billed the Company $2,400 and $4,000 respectively for professional fees related to tax services rendered to the Company.

All Other Fees. Sassetti LLC did not bill for any fees for professional services described in Item 9(e)(4) of Schedule 14A during the past two fiscal years.

Audit Committee Review of Non-Audit services. The Company’s Audit Committee is required to approve all non-audit services to be performed by the Company’s auditors. In this respect, the Audit Committee has considered whether the provision of the tax services during the Company’s fiscal year ending April 30, 2021 and April 30, 2020 was compatible with maintaining the independence of the Company’s auditors. The Audit Committee has made a determination that the independence of Sassetti LLC will not be adversely affected as a result of performance of tax services for the Company, and therefore has approved the performance of such tax services for the fiscal years ending April 30, 2021 and April 30, 2020, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as a part of this report:

(a) (1) Financial Statements.

Balance sheets for April 30, 2021 and 2020.

Statements of Income for the fiscal years ending April 30, 2021 and 2020.

Statements of Shareholders' Equity for the fiscal ending years April 30, 2021 and 2020.

Statements of Cash Flows for fiscal years ending April 30, 2021 and 2020.

Notes to financial statements.

(a) (2) List of Financial Statement Schedules:

No financial schedules for the fiscal years ending April 30, 2021 and 2020 are submitted.

Except as listed above, there are no financial statement schedules required to be filed by Item 8 of this Form 10-K except for those otherwise shown on the financial statements or notes thereto contained in this report.

(a) (3) The Following Exhibits are Filed as a Part of this Report:

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

Accompanying this Report.

31.2 Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Accompanying this Report.

32.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350.

Accompanying this Report.

32.2 Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350.

Accompanying this Report.

(99)	Additional Exhibits - none

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(b) Reports on Form 8K. No current reports on Form 8K were filed or were required to be filed during the last quarter covered by this report. However, a current report on Form 8K was filed on June 4, 2021 relating to the resignation and retirement of Laurence C. Mead as a director of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: BIOSYNERGY, INC.

/s/ Fred K. Suzuki	July 29, 2021
Fred K. Suzuki, Chairman of the	Date
Board, Chief Executive Officer and
President

Pursuant to the requirements of Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fred K. Suzuki	July 29, 2021
Fred K. Suzuki, Chairman of the	Date
Board, Chief Executive Officer
and President

/s/ Lauane C. Addis	July 29, 2021
Lauane C. Addis, Secretary and	Date
Director

Biosynergy, Inc.

Financial Statements for the

Years Ended April 30, 2021 and 2020

C o n t e n t s
	Reference	Page

Report of Independent Registered Public Accounting Firm		2

Balance Sheets	Exhibit A	3-4

Statements of Income	Exhibit B	5

Statements of Stockholders' Equity	Exhibit C	6

Staements of Cash Flows	Exhibit D	7

Notes to Financial Statements		8-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Biosynergy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biosynergy, Inc. as of April 30, 2021 and 2020, the related statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Biosynergy, Inc. as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as Biosynergy, Inc.’s auditor since 2010.

Oak Park, Illinois

July 29, 2021

6611 W. North Avenue      •       Oak Park, IL 60302      •       P 708. 386.1433      •       F 708. 386.0139      •      www.sassetti.com

Biosynergy, Inc.

Balance Sheets

April 30, 2021 and 2020

	April 30, 2021	April 30, 2020
Assets
Current Assets
Cash	$1,250,581	$1,245,282
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 in 2021 and 2020)	264,509	262,939
Inventories	145,178	144,423
Prepaid expenses	34,261	43,480
Total Current Assets	1,694,529	1,696,124
Property, Plant and Equipment
Equipment	176,812	200,590
Leasehold improvements	25,809	25,809
	202,621	226,399
Less accumulated depreciation and amortization	(199,558)	(218,872)
Total equipment and leasehold improvements net	3,063	7,527
Operating Lease Right of Use
Operating Lease Right of Use Asset	96,570	193,140
Total Operating Lease Right of Use Asset	96,570	193,140
Other Assets
Patents less accumulated amortization	91,415	105,058
Deposits	5,937	5,937
Total other assets	97,352	110,995
	$1,891,514	$2,007,786

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Balance Sheets

April 30, 2021 and 2020

	April 30, 2021	April 30, 2020
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,189	$23,114
Accrued compensation and payroll taxes	11,689	19,996
Other accrued liabilities	543	434
Accrued vacation	14,125	28,089
Operating lease liabilities	97,980	95,160
Total current liabilities	127,526	166,793
Long term liabilities
Deferred income taxes	24,992	19,812
Operating lease – long term	-	97,980
Total long term liabilities	24,992	117,792
Stockholders' equity
Common stock, no par value: 20,000,000 authorized shares Issued: 14,935,511 shares as of April 30, 2021 and 2020	660,988	660,988
Receivable from affiliate	(24,862)	(24,862)
Retained earnings	1,102,870	1,087,075
Total stockholders’ equity	1,738,996	1,723,201
	$1,891,514	$2,007,786

The accompanying notes are an integral part of the financial statements

Biosynergy, Inc.

Statements of Income

Years Ended April 30, 2021 and 2020

	April 30, 2021	April 30, 2020

Net sales	$1,173,143	$1,237,393
Cost of sales	433,979	439,533
Gross profit	739,164	797,860
Operating expenses
Marketing	168,871	181,769
General and administrative	394,918	402,261
Research and development	157,919	164,358
Total operating expenses	721,708	748,388
Income from operations	17,456	49,472
Other income
Interest income	462	596
Other income	11,420	1,920
Total other income	11,882	2,516

Net income before income taxes	29,338	51,988

Provision for income taxes	13,543	15,940
Net income	$15,795	$36,048

Net income per common share - basic and diluted	$0.001	$0.002
Weighted-average shares of common stock outstanding - basic and diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Stockholders’ Equity

Years Ended April 30, 2021 and 2020

Common Stock

	Common Shares	Amount	Related Party Receivable	Retained Earnings	Total

Balance April 30, 2019	14,935,511	$660,988	$(19,699)	$1,051,027	$1,692,316
Related Party Receivable	-	-	$(5,163)	$-	$(5,163)
Net Income	-	$-	$-	$36,048	$36,048
Balance April 30, 2020	14,935,511	$660,988	$(24,862)	$1,087,075	$1,723,201
Net Income	-	$-	$-	$15,795	$15,795

Balance April 30, 2021	14,935,511	$660,988	$(24,862)	$1,102,870	$1,738,996

The accompanying notes are an integral part of the financial statements.

Biosynergy, Inc.

Statements of Cash Flows

Years Ended April 30, 2021 and 2020

	Years Ended April 30,
	2021	2020
Cash flows from operating activities
Net income	$15,795	$36,048
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	18,107	19,395
Noncash lease expense	96,570	89,100
Deferred income taxes	5,180	(4,460)
Gain on Sale of Equipment	(9,500)	-

Changes in assets and liabilities
Accounts receivable	(1,570)	(16,576)
Inventories, prepaid expenses and other	8,464	32,433
Accounts payable and accrued expenses	(42,087)	5,542
Building lease liability for right of use	(95,160)	(90,200)
Total adjustments	(19,996)	35,234
Net cash (used in) provided by operating activities	(4,201)	71,282

Cash flow from investing activities
Sale (Purchase) of equipment	9,500	(962)
Related Party Receivable	-	(5,163)
Net cash provided by (used in) investing activities	9,500	(6,125)

Increase in cash	5,299	65,157
Cash beginning of year	1,245,282	1,180,125
Cash end of year	$1,250,581	$1,245,282

Supplemental disclosure of cash flow information
Income taxes paid	$-	$6,000
Interest paid	$-	$-

Noncash Operating Activities
Right of Use Lease Asset and Liability	$-	$193,140

Biosynergy, Inc.

Notes to Financial Statements
April 30, 2021 and 2020

Note 1 - Company Organization and Description

Biosynergy, Inc. (the Company) was incorporated under the laws of the state of Illinois on February 9, 1976. The Company is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTempR II Blood Monitoring Device, accounted for about 90% of sales for the year ended April 30, 2021 and about 92% for year ended April 30, 2020. The products are sold to hospitals, clinical end users, laboratories and product dealers primarily located throughout the United States.

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
April 30, 2021 and 2020

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

●

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

●

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

Biosynergy, Inc.

Notes to Financial Statements
April 30, 2021 and 2020

Note 2 - Summary of Significant Accounting Policies (Cont'd)

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

The Company files tax returns in the U.S. federal jurisdiction and with the state of Illinois. Various tax years remain open to examinations, generally for three years after filing, although there are currently no ongoing tax examinations. Management’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. Management does not believe that there are any uncertain tax positions as of April 30, 2021.

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

Biosynergy, Inc.

Notes to Financial Statements
April 30, 2021 and 2020

Note 2 - Summary of Significant Accounting Policies (Cont'd)

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the years ended April 30, 2021 and 2020 as there are no common stock equivalents.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balance sheets as of April 30, 2021 and 2020, approximates their carrying value.

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

Note 3 - Inventories

Inventories consist of the following:

	2021	2020

Raw Materials	$108,604	$106,284
Work-in-process	25,371	26,919
Finished goods	11,203	11,220

	$145,178	$144,423

Biosynergy, Inc.

Notes to Financial Statements
April 30, 2021 and 2020

Note 4 - Income Taxes

The components of the deferred income tax (assets) and liabilities as of April 30, 2021 and 2020 are as follows:

	2021	2020
Total deferred tax liabilities
Patents	$22,679	$26,227
Prepaid and other	6,274	6,458
Equipment and leaseholds	195	-
	29,148	32,685

Total deferred tax assets
Accrued vacation pay	(4,003)	(8,262)
Equipment and leaseholds	-	(4,458)
Other	(153)	(153)
	(4,156)	(12,873)

Net deferred income tax liabilities	$24,992	$19,812

The provision for income taxes consists of the following components:

	2021	2020
Current
Federal	$5,576	$13,601
State	2,787	6,799
	8,363	20,400

Deferred	5,180	(4,460)
	$13,543	$15,940

Biosynergy, Inc.

Notes to Financial Statements
April 30, 2021 and 2020

Note 4 - Income Taxes (Cont’d)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Year ended April 30,
	2021	2020

U.S. federal statutory tax rate	21.0%	21.0%
State income tax expense, net of federal tax benefit	9.5%	9.5%
Other	15.66	.1
Effective tax rate	46.16%	30.6%

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of April 30, 2021:

Stock of Affiliates

	Stock of Affiliates

	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc.	30.0%	-%	100%
Fred K. Suzuki, Officer	4.1	30.0	-
Jeanne S. Addis, as Trustee	-	28.1	-
Mary K. Friske, Officer	0.3	0.7	-
Laurence C. Mead, Officer	0.4	10.0	-
Beverly R. Suzuki	2.7	-	-
Lauane C. Addis, Officer	-	-	-
Malcolm MacCoun, Director	-	-	-

As of April 30, 2021 and 2020, $24,862 was due from F.K. Suzuki International, Inc. (FKSI). This balance is resulted from an allocation of common operating expenses charged to FKSI offset by advances received from time to time, including an advance of $5,163 in Fiscal 2020 for corporate compliance costs. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will likely be unable to repay the Company without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance has been reclassified as a contra equity account.

Biosynergy, Inc.

Notes to Financial Statements
April 30, 2021 and 2020

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were $9,782 and $11,579 for the years ended April 30, 2021 and 2020, respectively.

Note 6 - Lease Commitments

As a lessee, the Company will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. At inception, a lessee must classify all leases as either finance or operating.

In February 2020, the Company entered into a two-year lease agreement for its current facilities, which started May 1, 2020 and expires on April 30, 2022, and was accounted for as an operating lease. As a result, the Company measured the lease liability using the two year term and rates per the lease agreement and recognized a lease liability with a corresponding right-of-use asset. A discount was not calculated due to the lease agreement only having a two year term.

We have elected certain practical expedients available under the guidance, including a package of practical expedients which allows us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. We have also elected to not separate non-lease components from the associated lease component.

Maturities of lease liabilities as of April 30, 2021 are presented in the following table:

Year Ending April 30:
2022	$97,980

Rent expense was $96,570 and $89,100 for fiscal years ended April 30, 2021 and 2020, respectively.

Note 7 – Customer Concentrations

Shipments to one customer amounted to approximately 32.9% and 27.9% of sales in fiscal years 2021 and 2020, respectively. As of April 30, 2021 and 2020, there were outstanding accounts receivable from this customer of approximately $96,930 and $72,904, respectively.

Biosynergy, Inc.

Notes to Financial Statements
April 30, 2021 and 2020

Shipments to another customer accounted for 36.7% and 39.5% of sales in fiscal years 2021 and 2020, respectively. As of April 30, 2021 and 2020, there were outstanding accounts receivable from this customer of approximately $134,682 and $156,635, respectively.

The Company had export sales of $53,670 during the last fiscal year, and export sales of $42,315 during the fiscal year ending in 2020. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales, and such sales are not considered to be material.

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

Note 8 – Employee Benefit Plan

The Company sponsors a 401(k) plan for all full-time employees. Under the plan, a participant may elect to defer compensation (up to allowable limits). The Company's discretionary matching contributions for the years ended April 30, 2021 and 2020 were $29,521 and $29,951, respectively.

Note 9 – COVID-19 Pandemic and Other

The Company will face challenges in 2021 and 2022 as a result of the COVID-19 pandemic.  Such challenges will include (among other things) decreases or significant decreases in demand for certain products and potentially increases in demand for others, collectability of customer accounts receivable from customers negatively impacted by shelter in place requirements, managing the health and productivity of our employees working in our facility or working remotely, managing our information technology (IT) infrastructure and security for our employees working remotely, and procuring adequate raw materials and packaging, as well as managing our supply chain.  We have also worked closely with our domestic suppliers to source and maintain a consistent supply of raw materials, ingredients and packaging to provide a steady supply of our products to our customers. In addition, the resignation of three employees since April 30, 2021 could impact the short-term manufacturing capability and workflow.

