Form 10-Q
period 2021-07-31
BIOSYNERGY INC
filed 2021-09-14
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2021: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

	July 31, 2021	April 30, 2021
	Unaudited	Audited
Assets
Current Assets
Cash	$1,297,167	$1,250,581
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 at July 31, 2021 and April 30, 2021	130,515	264,509
Inventories	128,609	145,178
Prepaid expenses	29,620	34,261
Total Current Assets	1,585,911	1,694,529

Property, Plant and Equipment
Equipment	176,812	176,812
Leasehold improvements	25,809	25,809
	202,621	202,621

Less accumulated depreciation and amortization	(200,674)	(199,558)
Total Equipment and Leasehold Improvements Net	1,947	3,063

Operating Lease Right of Use
Operating Lease Right of Use Asset	72,428	96,570
Total Operating Lease Right of Use Asset	72,428	96,570

Other Assets
Patents less accumulated amortization	88,004	91,415
Deposits	5,937	5,937
Deferred Tax Asset	10,329	-
Total other assets	104,270	97,352
	$1,764,556	$1,891,514

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Shareholders’ Equity

	July 31, 2021 Unaudited	April 30, 2021 Audited
Current Liabilities
Accounts payable	$26,497	$3,189
Accrued compensation and payroll taxes	9,775	11,689
Accrued vacation	1,228	14,125
Other accrued liabilities	3,186	543
Operating lease liability	73,485	97,980
Total Current Liabilities	114,171	127,526
Long term liabilities
Deferred income taxes		$24,992
Total Long Term Liabilities		$24,992
Stockholders’ Equity

Common stock, no par value: 20,000,000 authorized shares Issued: 14,935,511 as of July 31, 2021 and April 30, 2021	660,988	660,988

Receivable from affiliate	(24,862)	(24,862)

Retained earnings	1,014,259	1,102,870

Total Stockholders’ Equity	1,650,385	1,738,996
	$1,764,556	$1,891,514

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31
	2021	2020
Net sales	$174,838	291,451

Cost of sales	104,913	111,883
Gross profit	69,925	179,568
Operating expenses
Marketing	34,110	45,086
General and administrative	131,794	113,540
Research and development	29,266	40,053
Total Operating Expenses	195,170	198,679

Loss from operations	(125,245)	(19,111)
Other income
Interest income	58	142
Other income	1,255	480
Total Other Income	1,313	622

Net Loss before income taxes	(123,932)	(18,489)

Benefit for income taxes	(35,321)	(5,269)
Net Loss	$(88,611)	$(13,220)

Net Loss per common share - basic and diluted	$(.0059)	$(.0008)

Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

THREE MONTHS ENDED JULY 31, 2021

(Unaudited)

	Common Stock
	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2021	14,935,511	$660,988	$(24,862)	$1,102,870	$1,738,996

Net Loss	-	-	-	$(88,611)	$(88,611)
Balance, July 31, 2021	14,935,511	$660,988	$(24,862)	$1,014,259	$1,650,385

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31
Cash flows from operating activities	2021	2020
Net loss	$(88,611)	$(13,220)
Adjustments to reconcile net loss to cash provided by operating activities

Deferred Taxes	(35,321)	-
Depreciation and amortization	4,526	4,526
Noncash lease expense	24,143	24,143

Changes in assets and liabilities
Accounts receivable	133,994	36,414
Inventories	16,569	77
Prepaid expenses	4,641	(1,368)
Accounts payable and accrued expenses	11,140	(17,328)
Building lease liability for right of use asset	(24,495)	(23,790)
Total adjustments	135,197	22,674

Net cash provided by operating activities	46,586	9,454

Increase in cash and cash equivalents	46,586	9,454
Cash and cash equivalents beginning period	1,250,581	1,245,282
Cash and cash equivalents ending period	$1,297,167	$1,254,736

Supplemental cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2021 and 2020

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2021 Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2021 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp® II Blood Monitoring Device, accounted for approximately 87.52% of the sales during the quarter ending July 31, 2021 and 86.4% during the quarter ending July 31, 2020. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2021 and 2020

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

Depreciation expense was $1,116 for each of the three month periods ending July 31, 2021 and 2020, respectively.

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

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2021 and 2020

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

The benefit for income taxes consists of the following components for the three month periods ended July 31:

	2021	2020
Current
Federal	$-	$(3,513)
State	-	(1,756)
Deferred	(35,321)	-
Provision for Income Taxes	$(35,321)	$(5,269)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended July 31,
	2021	2020
U.S. federal statutory tax rate	(21.0%)	(21.0%)
State income tax expense, net of Federal tax benefit	(7.5)	(7 .5)
Effective Tax Rate	(28.5%)	(28.5%)

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and, once obtained, are amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for each of the three months ended July 31, 2021 and 2020 were $3,411.

Patents relate to products that have been developed and are being marketed by the Company.

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2021 and 2020

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the 1st quarter ended July 31, 2021 and 2020 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the three month periods ending July 31, 2021 and 2020, there were no differences between the Company’s net income and comprehensive income.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of July 31, 2021 and April 30, 2021, approximates their carrying value.

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

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2021 and 2020

Note 3 – Inventories

Components of inventories are as follows:

	July 31, 2021	April 30, 2021

Raw materials	$116,854	$108,604
Work-in-process	5,715	25,371
Finished goods	6,040	11,203
	$128,609	$145,178

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of July 31, 2021:

	Stock of Affiliates

	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	-%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	-
Jeanne S. Addis, Trustee	-	28.1	-
Mary K. Friske	0.3	0.7	-
Laurence C. Mead	0.4	10.0	-
Beverly R. Suzuki	2.7	-	-
Lauane C. Addis, Director	-	-	-
Malcolm MacCoun, Director	-	-	-

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2021 and 2020

Note 5 - Related Party Transactions (Cont’d)

As of July 31, 2021 and April 30, 2021, $24,862 was due from F. K. Suzuki International, Inc. (FKSI). This balance resulted from an allocation of common operating expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the total receivable balance has been reclassified as a contra equity account.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $29,549 and $4,832 for the three months ended July 31, 2021 and 2020, respectively.

Note 6 – Lease Commitments

On February 25, 2016, the FASB issued Topic 842, Leases. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. At inception, a lessee must classify all leases as either finance or operating. In February 2020, the Company entered into a two-year lease agreement for its current facilities, which started May 1, 2020 and expires on April 30, 2022. Under the new lease standard, the Company’s lease was accounted for as an operating lease. As a result, the Company measured the lease liability using the two year term and rates per the lease agreement and recognized a lease liability, with a corresponding right-of-use asset. A discount was not calculated due to the lease agreement only having a two-year term.

The operating lease expense for the three months ending July 31, 2021 and 2020 was $24,143 and $24,143, respectively.

Maturities of lease liabilities as of July 31, 2021 are presented in the following table:

Year Ending April 30:
2022	$73,485

Note 7 – Customer Concentrations

Shipments to one customer amounted to 33.17% of sales during the first three months of Fiscal 2022 compared to 33.29% during the comparative Fiscal 2021 period. As of July 31, 2021, there were outstanding accounts receivable from this customer of $61,999 compared to $82,460 at July 31, 2020. Shipments to another customer amounted to 39.98% of sales during the first three months of Fiscal 2022 and 34.66% of sales during the first three months of Fiscal 2021. As of July 31, 2021, there were outstanding accounts receivable from this customer of $59,176 compared to $107,544 at July 31, 2020.

BIOSYNERGY, INC.

Notes to Financial Statements

Three Months Ended July 31, 2021 and 2020

Note 7 – Customer Concentrations (cont’d)

The Company had export sales of $3,750 during the first three months of Fiscal 2022, and export sales of $11,640 during the first three months of Fiscal 2021. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Note 8 – COVID-19 Pandemic and Other Risks

The Company will face challenges in 2021 and 2022 as a result of the COVID-19 pandemic and the resignation of three employees since April 30, 2021. Such challenges will include (among other things) decreases or significant decreases in demand for certain products that is partially responsible for a decrease in sales for the quarter ending July 31, 2021, and increases in demand for others, collectability of customer accounts receivable from customers negatively impacted by the epidemic, managing the health and productivity of our employees working in our facility or working remotely, managing our information technology (IT) infrastructure and security for our employees working remotely, procuring adequate raw materials and packaging, as well as managing our supply chain and producing the Company’s products. We have worked closely with our domestic suppliers to source and maintain a consistent supply of raw material, ingredients and packaging to provide a steady supply of our products to our customers, and have entered into a contract manufacturing agreement with a third party to manufacture our liquid crystal temperature indicators. We are fortunate that to date that we have not been significantly impacted by the pandemic. However, the resignation of the employees since April 30, 2021 has impacted the short-term manufacturing capability and workflow resulting in backorders at July 31, 2021. We believe with the third party manufacturing arrangement and temporary packaging and shipping personnel, the Company will be able to continue supplying its customers with products.

BIOSYNERGY, INC.

Three Months Ended July 31, 2021 and 2020

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales/Revenues

For the three month period ending July 31, 2021 (“1st Quarter”), the net sales decreased 40%, or $116,613, as compared to net sales for the comparative three month period ending in 2020.  The decrease in net sales during the 1st Quarter was primarily due to the resignation of certain production employees which resulted in production delays.   As of July 31, 2021, the Company had back orders totaling $149,968.  Effective August 6, 2021, the Company entered into a Contract Manufacturing Agreement with LCR Hallcrest, LLC for the manufacture of the Company’s liquid crystal products, such as HemoTemp II.  As a result, the Company was able to ship all of the back orders at July 31, 2021 as of September 14, 2021.

In addition to the above, during the 1st Quarter the Company had $480 of other miscellaneous revenues primarily from leasing a portion of its storage space to a third party and interest income of $58.

Costs and Expenses

General

The operating expenses of the Company during the 1st Quarter decreased overall by 1.97%, or $3,509, as compared to the three month period ending July 31, 2020, primarily due to a decrease in production, marketing and research and development expenses offset by an increase in general and administrative expenses.

Cost of Sales

The cost of sales during the 1st Quarter decreased by $6,970 as compared to these expenses during the three month period ending July 31, 2020.  This decrease was due primarily due to reduced salaries and related employee expenses in July as a result of the resignation of production employees during the 1st Quarter.  As a percentage of sales, the cost of sales was 60% during the 1st Quarter compared to 38.39% for the three-month period ending July 31, 2020, due primarily to a decrease in sales, but with ongoing fixed costs.  Subject to unanticipated increases in raw materials or extraordinary occurrences, it is not anticipated that the cost of sales as a percentage of sales will materially change in the near future.

Research and Development Expenses

Research and Development costs for the 1st Quarter decreased by $10,787, or 26.9%, as compared to the same quarter in fiscal 2020.  The decrease was mainly due to a reduction in staff as a result of the resignation of certain employees during the 1st Quarter.  The Company is continuing research intended to improve and expand the Company’s current product line.  The Company does not have sufficient information to determine the extent to which the Company will be required to allocate its resources to the continued development of these products.

Marketing Expenses

Marketing expenses for the 1st Quarter decreased by 24.3%, or $10,976, as compared to the quarter ending July 31, 2020.   The decrease was due to the resignation of certain employees during the 1st Quarter.

General and Administrative Expenses

General and administrative costs for the 1st Quarter increased by $18,254, or 16.1%, as compared to the 3 month period ending July 31, 2020. This increase was primarily the result of an increase in professional services provided to the Company due to the resignation of certain employees during the 1st Quarter who previously provided such services. As a result of such employee resignations, it is likely general and administrative expenses will continue to be higher in Fiscal 2022 than Fiscal 2021.

Net Income (Loss)

The Company realized a net loss of $88,611 during the 1st Quarter as compared to a net loss of $13,220 for the comparative quarter of the prior year.  The net loss during the first quarter was primarily due to lower sales due to the inability of the Company to produce its liquid crystal products during  July, 2021.

Assets/Liabilities

General

Since April 30, 2021, the Company’s assets have decreased by $126,958 and liabilities have decreased by $38,347.  The decrease in assets and liabilities is due to lower sales discussed above and a corresponding decrease in accounts receivable during the 1st Quarter.

Related Party Transactions

The Company was owed $24,862 by F.K. Suzuki International, Inc. ("FKSI"), an affiliate, at July 31, 2021 and April 30, 2021. This account primarily represents common expenses which were previously charged by the Company to FKSI for reimbursement. No interest is received or accrued by the Company. Collectability of the amounts due from FKSI cannot be assured without the liquidation of all or a portion of its assets, including a portion of its common stock of the Company. As a result, the total amount owed by FKSI to the Company was reclassified as a reduction of FKSI’s capital in the Company.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $29,549 and $4,832 for the three month periods ending July 31, 2021 and 2020, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 13.9 to 1 at July 31, 2021, has increased compared to 13.3 to 1 at April 30, 2021, primarily due to lower accounts payables. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level , subject to other normal fluctuations.  In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must return to profitability.

BIOSYNERGY, INC.

Three Months Ended July 31, 2021 and 2020

Liquidity and Capital Resources

During the 1st Quarter, the Company experienced a decrease in working capital of $95,261.  This was primarily due to lower sales due to the Company’s inability to produce liquid crystal products to fulfill customer orders which resulted in lower accounts receivable.

The Company has attempted to conserve working capital whenever possible. To this end, the Company attempts to keep inventory at minimum levels. During July of the 1st Quarter, the Company was unable to produce its liquid crystal products due to the resignation of certain employees, causing a shortage of finished goods. This resulted in the Company having back orders of liquid crystal products of $149,968 at July 31, 2021. The Company entered into a Contract Manufacturing Agreement with LCR Hallcrest, LLC on August 6, 2021. Pursuant to this Agreement, LCA Hallcrest, LLC will manufacture the Company’s liquid crystal products using raw materials supplied by the Company. The Company will continue to ship and sell the liquid crystal products manufactured by LCR Hallcrest, LLC. The Company believes that it will be able to maintain adequate finished goods inventory to supply its customers on a timely basis with LCR Hallcrest, LLC producing its liquid crystal products. The Company is required to carry sufficient finished inventory and raw materials to meet the delivery requirements of customers and thus, inventory will continue to represent a substantial portion of the Company’s current assets.

The Company presently grants payment terms to customers and dealers. Although the Company experiences varying collection periods of its accounts receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity.

Cash provided by operating activities was $46,586 during the three month period ending July 31, 2021. There was no cash used in investing activities. Except for operating expenses, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing activities during the three month period ending July 31, 2021 or 2020.

As of July 31, 2021, the Company had $1,585,911 of current assets available. Of this amount, $29,620 was prepaid expenses, $128,069 was inventory, $130,515 was net trade receivables and $1,297,167 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

BIOSYNERGY, INC.

Three Months Ended July 31, 2021 and 2020

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures are effective.

On July 2, 2021, Laurence Mead, the Company’s Chief Financial Officer, Chief Accounting Officer and Treasurer, resigned.  The Board of Directors elected Fred Suzuki as the Interim Chief Financial Officer, Chief Accounting Officer and Treasurer to serve until the Company is able to find replacements.  The Audit Committee adopted new accounting and financial internal controls over financial reporting procedures to reflect changes in office and accounting personnel and ensure that proper controls remain in place.

BIOSYNERGY, INC.

Three Months Ended July 31, 2021 and 2020

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending July 31, 2021, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a)        As of the end of the Company’s Fiscal Quarter ending July 31, 2021, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)      As of the end of the Company’s Fiscal Quarter ending July 31, 2021, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a)        The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)      During the Fiscal Quarter ending July 31, 2021, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

BIOSYNERGY, INC.

Three Months Ended July 31, 2021 and 2020

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

101.INS Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BIOSYNERGY, INC.

Three Months Ended July 31, 2021 and 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date September 14, 2021	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, President, Chief Financial Officer, Chief Accounting Officer and Treasurer