Form 10-Q
period 2021-10-31
BIOSYNERGY INC
filed 2021-12-15
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2021: 14,935,511

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

BALANCE SHEETS

	October 31, 2021 Unaudited	April 30, 2021 Audited
Assets
Current assets
Cash	$1,087,784	$1,250,581
Accounts receivable. Trade (net of allowance for doubtful accounts of $500 in October 31, 2021 and April 30, 2021)	426,190	264,509
Inventories	132,390	145,178
Prepaid expenses	31,339	34,261
Total Current Assets	1,677,703	1,694,529

Property, Plant and Equipment
Equipment	176,812	176,812
Leasehold improvements	25,809	25,809
	202,621	202,621
Less accumulated depreciation and amortization	(201,790)	(199,558)
Total equipment and leasehold improvements net	831	3,063

Operating Lease Right of Use
Operating Lease Right of Use Asset	48,285	96,570
Total Operating Lease Right of Use Asset	48,285	96,570

Other Assets
Patents less accumulated amortization	85,730	91,415
Deposits	5,937	5,937
Deferred tax asset	1,269	-
Total other assets	92,936	97,352
	$1,819,755	$1,891,514

The accompanying notes are an integral part of the financial statements

BIOSYNERGY, INC.

PART 1 - FINANCIAL INFORMATION

BALANCE SHEETS

	October 31, 2021	April 30, 2021
	Unaudited	Audited
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$92,959	$3,189
Accrued compensation and payroll taxes	4,690	11,689
Accrued vacation	-	14,125
Other accrued liabilities	-	543
Operating lease liability	48,990	97,980
Total Current Liabilities	146,639	127,526

Long term Liabilities
Deferred income taxes	-	24,992
Total long term liabilities	-	24,992

Stockholders’ Equity
Common stock, no par value: 20,000,000 authorized Shares issued: 14,935,511 shares at October 31, 2021 and April 30, 2021	660,988	660,988

Receivable from affiliate	(24,862)	(24,862)

Retained earnings	1,036,990	1,102,870

Total Stockholders’ Equity	1,673,116	1,738,996

	$1,819,755	$1,891,514

The accompanying notes are an integral part of the financial statements

BIOSYNERGY, INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2021	2020	2021	2020
Net sales	$522,021	$313,508	$696,859	$604,959

Cost of sales	271,949	109,935	377,020	221,818
Gross profit	250,072	203,573	319,839	383,141
Operating expenses
Marketing	22,593	39,069	56,758	84,155
General and administrative	165,170	88,953	297,068	202,492
Research and development	29,911	36,787	59,310	76,840
Total Operating Expenses	217,674	164,809	413,136	363,487
Income from operations	$32,398	38,764	(93,297)	19,654
Other income
Interest income	24	115	81	257
Other income	320	480	1,075	960
Total Other Income	344	595	1,156	1,217

Net income (loss) before income taxes	32,742	39,359	(92,141)	20,871
Provision (benefit) for income taxes	9,060	11,217	(26,261)	5,948
Net income (loss)	$23,682	$28,142	$(65,880)	$14,923

Net income (loss) per common share - basic and diluted	$.0016	$.0019	$(.0044)	$.0010

Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED OCTOBER 31, 2021

(Unaudited)

	Common Stock
	Shares	Amounts	Receivable from Affiliate	Retained Earnings	Total
Balance, May 1, 2021	14,935,511	$660,988	$(24,862)	$1,102,870	$1,738,996

Net Loss	-	-	-	(65,880)	(65,880)
Balance, October 31,2021	14,935,511	$660,988	$(24,862)	$1,036,990	$1,673,116

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31
	2021	2020
Cash flows from operating activities
Net income (loss)	$(65,880)	$14,923
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities
Deferred taxes	(26,261)	-
Depreciation and amortization	7,917	9,053
Noncash lease expense	48,285	48,285

Changes in assets and liabilities
Accounts receivable	(161,681)	805
Inventories	12,788	11,168
Prepaid expenses	2,922	13,880
Accounts payable and accrued expenses	68,103	(35,675)
Building lease liability for right of use asset	(48,990)	(47,580)
Total adjustments	(96,917)	(64)

Net cash (used in) provided by operating activities	(162,797)	14,859

(Decrease) increase in cash and cash equivalents	(162,797)	14,859
Cash and cash equivalents beginning period	1,250,581	1,245,282
Cash and cash equivalents ending period	$1,087,784	$1,260,141

Supplemental Cash Flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2021 and 2020

Note 1 - Company Organization and Description

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s April 30, 2021 Annual Report on Form 10-K. The results of operations for the six months ended October 31, 2021 are not necessarily indicative of the operating results for the full year.

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. It is primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp II Blood Monitoring Device, accounted for approximately 82.5% of the sales during the six months ending October 31, 2021 and 88.2% during the six months ending October 31, 2020. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

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

Depreciation expense was $2,232 and $2,232 for the six month periods ending October 31, 2021 and 2020, respectively.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2021 and 2020

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

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2021 and 2020

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

The provision (benefit) for income taxes consists of the following components for the six month periods ended October 31:

	2021	2020
Current
Federal	$-	$3,965
State	-	1,983
Deferred	(26,261)	-
Provision for Income Taxes	$(26,261)	$5,948

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended October 31,
	2021	2020
U.S. federal statutory tax rate	21%	21%
State income tax expense, net of Federal tax benefit	7.5%	7.5%
Effective Tax Rate	28.5%	28.5%

Research and Development and Patents

Research and development expenditures are charged to operations as incurred. The costs of obtaining patents, primarily legal fees, are capitalized and once obtained, are amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for the six months ended October 31, 2021 and 2020 was $5,685 and $6,822, respectively.

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

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2021 and 2020

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the six months ended October 31, 2021 and 2020 as there are no common stock equivalents.

Comprehensive Income

Components of comprehensive income include amounts that are included in the comprehensive income but are excluded from net income. During the six month periods ending October 31, 2021 and 2020, there were no differences between the Company’s net income and comprehensive income.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of October 31, 2021 and April 30, 2021, approximates their carrying value.

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

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2021 and 2020

Note 3 – Inventories

Components of inventories are as follows:

	October 31,	April 30,
	2021	2021
Raw materials	$104,544	$108,604
Work-in-process	1,964	25,371
Finished goods	25,882	11,203
	$132,390	$145,178

Note 4 – Common Stock

The Company’s common stock is traded in the over-the-counter market. However, there is no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

Note 5 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of October 31, 2021:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.
F.K. Suzuki International, Inc	30.0%	-%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	-
Jeanne S. Addis, Trustee	-	28.1	-
Mary K. Friske	0.3	0.7	-
Laurence C. Mead	0.4	10.0	-
Beverly R. Suzuki	2.7	-	-
Lauane C. Addis, Officer	-	-	-
Malcolm MacCoun, Director	-	-	-

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2021 and 2020

Note 5 - Related Party Transactions (Cont’d)

As of October 31, 2021 and April 30, 2021, $24,862 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $95,517 and $6,002 for the six months ended October 31, 2021 and 2020 respectively.

Note 6 – Lease Commitments

On February 25, 2016, the FASB issued Topic 842, Leases. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. At inception, a lessee must classify all leases as either finance or operating. In February 2021, the Company entered into a two-year lease agreement for its current facilities, which started May 1, 2021 and expires on April 30, 2022. Under the new lease standard, the Company’s lease was accounted for as an operating lease. As a result, the Company measured the lease liability using the two year term and rates per the lease agreement and recognized a lease liability, with a corresponding right-of-use asset. A discount was not calculated due to the lease agreement only having a two year term.

The operating lease expense for the six months ending October 31, 2021 and 2020 was $48,285 and $48,285, respectively.

Maturities of lease liabilities as of October 31, 2021 are presented in the following table:

Period Ending April 30:
2022	$48,285

Note 7 – Customer Concentrations

Shipments to one customer amounted to 28.36% of sales during the first six months of Fiscal 2021 compared to 32.04% during the comparative Fiscal 2021 period. As of October 31, 2021, there were outstanding accounts receivable from this customer of $117,130 compared to $82,190 at October 31, 2020. Shipments to another customer amounted to 38.25% of sales during the first six months of Fiscal 2021 and 36.57% of sales during the first six months of Fiscal 2021. As of October 31, 2021, there were outstanding accounts receivable from this customer of $223,869 compared to $136,555 at October 31, 2020.

BIOSYNERGY, INC.

Notes to Financial Statements

Six Months Ended October 31, 2021 and 2020

Note 7 – Customer Concentrations (Cont’d)

The Company had export sales of $11,860 during the 2nd Quarter of Fiscal 2022, and export sales of $9,930 during the 2nd Quarter of Fiscal 2021. For the six months ending October 31, 2021 export sales were $15,430 and $21,570 for the same period ending October 31, 2020. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales and such sales are not considered to be material.

Note 8 – COVID-19 Pandemic and Other Challenges

The Company will face challenges in 2021 and 2022 as a result of the COVID-19 pandemic and the resignation of three employees since April 30, 2021. Such challenges will include (among other things) decreases or significant decreases in demand for certain products that is partially responsible for a decrease in sales for the six month period ending October31, 2021, and increases in demand for others, collectability of customer accounts receivable from customers negatively impacted by the pandemic, managing the health and productivity of our employees working in our facility or working remotely, managing our information technology (IT) infrastructure and security for our employees working remotely, procuring adequate raw materials and packaging, as well as managing our supply chain. However the resignation of the three employees negatively impacted the short-term ability of the Company to manufacture and deliver its products to customer since the employees who resigned were primarily responsible for manufacturing and shipping. We have worked closely with our domestic suppliers to source and maintain a consistent supply of raw material, ingredients and packaging to provide a steady supply of our products to our customers, and have entered into a contract manufacturing agreement with a third party to manufacture our liquid crystal temperature indicators. We are fortunate that to date that we have not been significantly impacted by the pandemic and were able to find a manufacturer for the Company’s products. We believe with the third party manufacturing arrangement and temporary packaging and shipping personnel, the Company will be able to continue supplying its customers with products.

Note 9-Subsequent Events

On November 23, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with LCR Hallcrest, LLC (“Hallcrest”) for the sale of substantially all of the Company’s assets, other than cash, to Hallcrest for total consideration of $1,500,000, subject to adjustment for inventory value (the “Transaction”). Pursuant to the Agreement, Hallcrest will acquire the Company’s entire product line, and all tangible assets and technology owned by the Company. The Transaction is expected to close in late December 2021 or early January, 2022, subject to satisfaction or waiver of closing conditions. The Agreement contains customary representations, warranties and covenants of Biosynergy and Hallcrest. Ten percent (10%) of the purchase price will be held in escrow for six (6) months after closing as security for the representations and warranties made by Biosynergy in the Agreement. It is anticipated the proceeds from the sale of its assets, less expenses of the Transaction and dissolution of the Company, and existing cash assets will be distributed by Biosynergy to its shareholders.

BIOSYNERGY, INC.

Six Months Ended October 31, 2021 and 2020

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales/Revenues

For the three month period ending October 31, 2021 (“2nd Quarter”), the net sales increased 66.5%, or $208,513, and increased 15.2%, or $91,900, during the six month period ending October 31, 2021, as compared to net sales for the comparative periods ending in 2020. The increase in sales during the 2nd Quarter is primarily the result of an increase in the sales of HemoTemp® II to fill backorders and sales of certain raw materials. The Company had no production of its products during July, 2021 due to the resignation of the Company’s production manager. LCR Hallcrest LLC (“Hallcrest”) began manufacturing the Company’s products, other than the HemoTemp® II Activator and HemoCoolTM Gel-Pak, to the Company’s specifications on July 15, 2021 pursuant to a Contract Manufacturing Agreement (“Hallcrest Agreement”) executed August 6, 2021. Raw materials, including the liquid crystal inks, were supplied and sold by the Company to Hallcrest for production of the Company’s products. As a result of the Hallcrest Agreement, the Company was able to resume shipments of its products in August 2021. As of July 31, 2021, the Company had back orders consisting mostly of orders for HemoTemp® II totaling $149,968. As of October 31, 2021, the Company had back orders of $9,110, but had no backorders of HemoTemp® II.

In addition to the above, the Company had $344 and $1,156 of other miscellaneous revenues primarily from interest income and leasing a portion of its storage space to a third party during the three and the six month periods ending October 31, 2021, respectively.

Costs and Expenses

General

The operating expenses of the Company during the 2nd Quarter increased overall by 32.07%, or $52,865, and increased by 13.66%, or $49,652, for the six month period ending October 31, 2021, as compared to the same periods ending in 2020. The increase during the 2nd Quarter and for the six month period ending October 31, 2021 was due primarily to an increase in legal and accounting fees offset by a reduction in employee expenses due to the resignation of three employees during the three-month period ending July 31, 2021 (“1st Quarter”).

Cost of Sales

The overall cost of sales during the 2nd Quarter increased by $162,014 and increased by $155,202 during the six month period ending October 31, 2021 as compared to the same periods ending in 2020. This overall increase was due to the Company purchasing finished products from Hallcrest at a cost higher than producing its own products. As a percentage of sales, the cost of sales were 52.1% during the 2nd Quarter and 35.07% for the comparative quarter ending in 2020; and 54.1% during the six month period ending October 31, 2021 compared to 36,67% in 2020. It is anticipated that the cost of sales as a percentage of sales will not materially change as long as Hallcrest is producing the Company’s products.

Research and Development Expenses

Research and Development costs decreased $6,876, or 18.7%, during the 2nd Quarter as compared to the same quarter in 2020. These costs decreased by $17,530, or 22.8% during the six month period ending October 31, 2021 as compared to the same period in 2020. This decrease was primarily due to lower employee costs and decreased development activities.

Marketing Expenses

Marketing expenses for the 2nd Quarter decreased by $16,476, or 42.42%, as compared to the quarter ending October 31, 2020 and decreased by $27,397 or 32.56%, during the six month period ending October 31, 2021 compared to the six-month period ending October 31, 2020. The change in marketing expenses for the six-month period ending October 31, 2021 compared to the six-month period ending October 31, 2020 was primarily due to lower salaries, employee expenses, advertising fees and travel and entertainment expenses and a decrease in marketing activities due to the employee resignations during the 1st Quarter.

General and Administrative Expenses

General and administrative costs increased by $76,217, or 85.7%, in the 2nd Quarter, and increased by $94,666, or 46.8%, during the six month period ending October 31, 2021, as compared to the same periods in 2020. This overall increase for the six months ending October 31, 2021 was due primarily to higher legal and accounting fees and administrative personnel expenses as a result of the Company using independent contractors to perform services previously provided by employees of the Company who resigned during the 1st Quarter, offset by a decrease in employee costs.

Net Income

The Company realized a net income of $32,742 during the 2nd Quarter as compared to a net income of $28,142 for the comparative quarter in the prior year. The Company also realized a net loss of $92,141 for the six month period ending October 31, 2021 as compared to a net income of $14,923 during the same period in 2020. The decrease in net income is a result of decreased net sales for the 1st Quarter and higher general and administrative expenses due to the resignation of three employees during the 1st Quarter.

Assets/Liabilities

General

Since April 30, 2021, the Company’s assets have decreased by $74,810 and liabilities have increased by $19,113. The overall decrease in assets is primarily due to net operating loss during the six months ending October 31, 2021.

Related Party Transactions

As of October 31, 2021 and April 30, 2021, $24,862 was due from F. K. Suzuki International, Inc. These balances result from an allocation of common expenses charged to FKSI offset by advances received from time to time. No interest income is received or accrued by the Company. The financial condition of FKSI is such that it will unlikely be able to repay the Company during the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance has been reclassified as a contra equity account.

A board member provides a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $95,517 and $6,002 for the six months ended October 31, 2021 and 2020, respectively.

Current Assets/Liabilities Ratio

The ratio of current assets to current liabilities, 11.4 to 1, has decreased compared to 13.3 to 1 at April 30, 2021, primarily due to lower cash balances with higher accounts receivable and higher accounts payable and accrued liabilities. The Company anticipates the ratio of current assets to current liabilities will remain substantially at its current level, subject to other normal fluctuations. In order to maintain or improve the Company’s asset/liabilities ratio, the Company’s operations must return to profitability.

Liquidity and Capital Resources

During the six month period ending October 31, 2021, the Company experienced a decrease in working capital of $35,940. This was primarily due to the net operating loss during the six month period ending October 31, 2021.

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

The Company presently grants payment terms to customers and dealers. Although the Company experiences varying collection periods of its account receivable, the Company believes that uncollectable accounts receivable will not have a significant effect on future liquidity. The Company’s accounts receivable increased during the 2nd Quarter by $295,675 due to the shipment of backorders as of July 31, 2021 during the 2nd Quarter.

The cash used by operating activities was $162,797 during the six month period ending October 31, 2021 primarily due to the use of cash to purchase inventory for sale to its customers and an increase in accounts receivable due to shipments of products backordered during the 1st Quarter. Except for its operating working capital, management is not aware of any other material capital requirements or material contingencies for which it must provide. There were no cash flows from financing or investing activities during the six month period ending October 31, 2021.

As of October 31, 2021, the Company had $1,677,703 of current assets available. Of this amount, $31,339 was prepaid expenses, $132,390 was inventory, $426,190 was net trade receivables and $1,087,784 was cash. The Company’s available cash and cash flow are considered adequate to fund the short-term capital needs of the Company. The Company does not have a working line of credit, and does not anticipate obtaining a working line of credit in the near future. Thus there is a risk additional financing may be necessary to fund long-term capital needs of the Company, although there is no such currently known long-term capital needs other than operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending October 31, 2021, there were no material pending legal proceedings to which the Company was a party or to which any of their property was the subject.  However, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on November 30, 2021, on November 23, 2021 the Company entered into an Asset Purchase Agreement (the “Agreement”) with LCR Hallcrest, LLC (“Hallcrest”) for the sale of substantially all of the Company’s assets, other than cash, to Hallcrest for total consideration of $1,500,000, subject to adjustment for inventory value (the “Transaction”).  See Footnote 9 of the “Financial Statements”.  The Agreement contemplates the Transaction will be implemented through legal proceedings pursuant to 805 ILCS 5/12.05 et seq. of the Illinois Business Corporations Act.  On November 24, 2021,  Biosynergy filed a verified complaint (the “Complaint”) with the Circuit Court of Cook County, Illinois, Chancery Division, (the ”Court”), Case No. 2021CH05951 seeking a judicial dissolution and sale of Biosynergy’s assets pursuant to 805 ILCS 5/12.05 et seq. of the Illinois Business Corporations Act.  The complaint alleges that Biosynergy is a small publically traded company that has run out of viable options to continue in business for the benefit of its shareholders, or for the medical customers it serves.  A Court ordered dissolution and sale will enable Biosynergy to quickly close the Transaction without the cost of a shareholders’ meeting.  Because this is not a bankruptcy or insolvency situation, Biosynergy’s creditors will not be harmed in any way.  If the relief Biosynergy seeks is granted—a judicially approved dissolution and sale under the terms of the Agreement—then all liabilities of the Company will be paid in full and the remaining proceeds from the sale of the Company, less expenses of the Transaction and dissolution, will be paid to the shareholders.  In the event Biosynergy is unable to obtain the relief sought from the Court, Biosynergy will attempt to obtain shareholder approval for the Transaction.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2021 or during the second quarter of Fiscal 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

(a)     As of the end of the Company’s Fiscal Quarter ending October 31, 2021, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)      As of the end of the Company’s Fiscal Quarter ending October 31, 2021, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4. Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5. Other Information.

(a)     The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)     During the Fiscal Quarter ending October 31, 2021, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

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

BIOSYNERGY, INC.

Six Months Ended October 31, 2021 and 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date December 15, 2021	/s/ Fred K. Suzuki
Fred K. Suzuki
Chief Executive Officer, Chairman of the Board, President,
Chief Financial Officer, Chief Accounting Officer and
Treasurer