Form 10-Q
period 2022-01-31
BIOSYNERGY INC
filed 2022-03-23
CIK 715812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filing, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2022: 14,935,511

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements and Supplementary Data

BALANCE SHEETS

Assets

	January 31, 2022 (Liquidation Basis)	April 30, 2021 Audited
Current Assets
Cash	$2,484,562	$1,250,581
Indemnification Escrow Receivable	150,000	-
Accounts receivable, Trade (net of allowance for doubtful accounts of $500 at January 31, 2022 and April 30, 2021)	286,646	264,509
Related party receivable	24,862	-
Inventories	-	145,178
Prepaid expenses	21,577	34,261
Total Current Assets	2,967,647	1,694,529

Property, Plant and Equipment
Equipment	-	176,812
Leasehold improvements	-	25,809
	-	202,621

Less accumulated depreciation and amortization	-	(199,558)
Total Equipment and Leasehold Improvements, Net	-	3,063

Operating Lease Right of Use
Operating Lease Right of Use Asset	16,095	96,570
Total Operating Lease Right of Use Asset	16,095	96,570

Other Assets
Patents, less accumulated amortization	-	91,415
Deposits	5,927	5,937
Total Other Assets	5,927	97,352

	$2,989,669	$1,891,514

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

BALANCE SHEETS

Liabilities and Stockholders’ Equity

	January 31, 2022 Unaudited (Liquidation Basis)	April 30, 2021 Audited
Current Liabilities
Accounts payable	$79,263	$3,189
Accrued compensation and payroll taxes	-	11,689
Accrued vacation	-	14,125
Other accrued liabilities	165,000	543
Income Tax Liability	267,965	-
Operating lease liability	16,330	97,980
Liquidation Redemptions Liability	2,461,111	-
Total Current Liabilities	2,989,669	127,526

Long Term Liabilities
Deferred income taxes	-	24,992
Total Long Term Liabilities	-	24,992

Stockholders’ Equity
Common stock, no par value: 20,000,000 authorized shares issued: 14,935,511 shares at January 31, 2022 and April 30, 2021	-	660,988
Receivable from affiliate	-	(24,862)
Retained Earnings	-	1,102,870
Total Stockholders' Equity	-	1,738,996

	$2,989,669	$1,891,514

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

PART 1 – FINANCIAL INFORMATION

Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2022	2021	2022	2021
	(Liquidation Basis)		(Liquidation Basis)
Net sales	$326,035	$265,098	$1,022,894	$870,057
Cost of sales	128,155	99,318	505,175	321,136
Gross profit	197,880	165,780	517,719	548,921
Operating expenses
Marketing	22,060	42,040	78,818	126,195
General and administrative	355,396	91,090	652,464	293,582
Research and development	27,253	43,075	86,563	119,915
Total Operating Expenses	404,709	176,205	817,845	539,592

Income (Loss) from operations	(206,829)	(10,425)	(300,126)	9,229
Other income
Gain on sale of assets	1,238.670	-	1,238,670	-
Interest income	156	117	238	374
Other income	369	9,980	1,444	10,940
Total Other Income	1,239,195	10,097	1,240,352	11,314

Net Income (Loss) before income taxes	1,032,366	(328)	940,226	20,543

Provision for income taxes	269,234	(93)	242,973	5,855
Net Income (Loss)	$763,132	$(235)	697,253	$14,688

Net Income per common share - basic and diluted	$.051	$.000	$.047	$.001
Weighted-Average Shares of Common Stock Outstanding - Basic and Diluted	14,935,511	14,935,511	14,935,511	14,935,511

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY/LIQUIDATION REDEMPTION LIABILITY

NINE MONTHS ENDED JANUARY 31, 2022

(Unaudited)

	Common Stock
	Shares	Amount	Other Related Party Receivable	Retained Earnings	Total	Liquidation Redemption Liability
Balance, May 1, 2021	14,935,511	$660,988	$(24,862)	$1,102,870	$1,738,996	$-

Net income	-	-	-	697,253	$-	-
Transfer to Liquidation Redemption Liability	(14,935,511)	(660,988)	-	(1,800,123)	(2,461.111)	(2,461,111)
Transfer to current receivable	-	-	24,862	-	-	-
Balance, January 31, 2022 (Liquidation Basis)	-	$-	$-	$-	$-	$(2,461,111)

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31
	2022	2021
Cash flows from operating activities
Net income	$697,253	$14,688
Adjustments to Reconcile net income to net cash provided by (used in) operating activities
Depreciation and Amortization	12,158	13,581
Deferred income taxes	(24,992)	-
Noncash lease expense	80,475	72,427
Gain on sale of assets	(1,238,670)	(9,500)
Changes in Operating Assets and Liabilities
Accounts receivable	(22,137)	34,163
Inventories	(38,328)	(29,193)
Prepaid expenses	12,684	19,453
Other assets	10	-
Accounts payable and accrued expenses	214,717	(15,677)
Income tax liability	267,965	-
Building lease liability for right of use asset	(81,650)	(71,370)
Total Adjustments	(817,768)	13,884
Net cash provided by (used in) operating activities	(120,515)	28,572
Cash flows from investing activities
Funding for indemnification escrow	(150,000)
Proceeds from sale of assets	1,504,496	9,500
Cash Provided by Investing Activities	1,354,496	9,500
Net Increase in Cash	1,233,981	38,072
Cash at Beginning of Year	1,250,581	1,245,282
Cash at End of Year	$2,484,562	$1,283,354
Supplemental Cash Flow Information
Interest Paid	$-	$-
Income Taxes Paid	$-	$-
Noncash investing and finance activities:
Conversion of shareholders’ equity to redemption liability	(2,461,111)	-
Increase in liquidation redemption liability	2,461,111	-

The accompanying notes are an integral part of the financial statements.

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2022 and 2021

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

Biosynergy, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 9, 1976. Prior to selling substantially all of its assets as described below, it was primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals. The Company’s primary product, the HemoTemp® II Blood Monitoring Device, accounted for approximately 83.41% of the sales during the nine months ending January 31, 2022 and 89.74% during the nine months ending January 31, 2021. The products are sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States.

Note 2-Liquidation and Dissolution

On November 23, 2021 the Company entered into an Asset Purchase Agreement (the “Agreement”) with LCR Hallcrest, LLC (“Hallcrest”) for the sale of substantially all of the Company’s assets to Hallcrest (the “Transaction”). The Agreement contemplated the Transaction would be implemented through legal proceedings pursuant to 805 ILCS 5/12.05 et seq. of the Illinois Business Corporations Act (“BCA”). On November 24, 2021, Biosynergy filed a verified complaint (the “Complaint”) with the Circuit Court of Cook County, Illinois, Chancery Division, (the ”Court”), Case No. 2021CH05951 seeking a judicial dissolution and sale of Biosynergy’s assets pursuant to 805 ILCS 5/12.05 et seq. of the BCA. The complaint alleged that Biosynergy is a small publically traded company that has run out of viable options to continue in business for the benefit of its shareholders, or for the medical customers it serves.

On December 28, 2021, the Court entered an order finding that Biosynergy has established “dissolution is reasonably necessary because the business of the corporation can no longer be conducted to the general advantage of its shareholders.” The Court ordered Articles of Dissolution to be filed in accordance with BCA Section 12.20 and authorized and empowered Biosynergy to wind-down its business consistent with BCA Section 12.30. On January 18, 2022, the Company sold substantially all of its assets to Hallcrest, except for cash on hand and accounts receivable, and discontinued operations. Hallcrest paid a purchase price of $1,504,496 in cash for the assets (of which $150,000 was paid into an indemnification escrow account to be held for 6 months as security for damages caused by a breach of representations and warranties in the Agreement by the Company). The Company retained all liabilities consisting of trade payables, rent and utilities for its facility, and all transaction expenses related to the Transaction. The Company plans to change the name of the Company (as required under the Agreement) and file Articles of Dissolution prior to March 31, 2022. Shortly thereafter, the Company intends to deregister its common stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and suspend its reporting obligations under Section 15(d) of the Exchange Act. The Company will distribute the proceeds from the sale of its assets and available cash less transaction expenses, income taxes and the expenses related to dissolving the Company to its shareholders after release of the funds in the indemnification escrow account described above.

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2022 and 2021

Note 3 – Summary of Significant Accounting Policies

Liquidation Basis of Accounting

Contemporaneously with the intent to dissolve and sell the business, the Company adopted the liquidation basis of accounting effective on November 23, 2021. The liquidation basis of accounting will continue to be used by the Company until such time that the dissolution is completed and all net cash has been distributed to its shareholders.

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on November 23, 2021, the date of the sale of the Company’s assets and cessation of business, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the dissolution, were stated at their estimated settlement amounts.

Under the liquidation basis of accounting, the valuations of assets at their net realizable values and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances associated with carrying out the dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the dissolution and liquidation are expected to differ from the amounts shown herein because of the inherent uncertainty of the estimates. Such differences may be material. In particular, the estimates of the Company’s liquidation costs will vary with the length of time it takes to collect outstanding receivables and the cost to distribute available cash to its shareholders. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to shareholders, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of amounts in liquidation presented in the accompanying Balance Sheets.

The estimated net costs to be incurred during liquidation, which are accrued, as of January 31, 2022 are as follows:

Rent	$16,330
Compliance costs and income tax return preparation	$10,000
Professional fees	$155,000
Income taxes	$267,965
Costs to be incurred during liquidation	$449,295

These estimates are based on assumptions regarding the ultimate timing of distributions to its shareholders, but does not include any legal expenses, if any, that the Company might incur as a result of any legal proceedings. These estimates are reviewed periodically and adjusted as projections and assumptions change.

Going Concern Basis of Accounting

For all periods prior to the plan to sell the Company’s assets on November 23, 2021, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and historical results of operations for the period of May 1, 2021 to January 18, 2022.

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2022 and 2021

Cash

The Company maintains all of its cash, including the cash proceeds from the sale of its assets, in various bank deposit accounts, which at times may exceed federally insured limits. No losses have been experienced on such accounts.

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

Depreciation

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing equipment are capitalized. Significant leasehold improvements are capitalized and amortized over the term of the lease; equipment is depreciated over three to ten years. Depreciation expense was $3,062 and $3,348 for the nine month periods ending January 31, 2022 and 2021, respectively.

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

The components as it relates to the Company are as follows:

•

The Company’s revenue was primarily generated from the sales of products directly to customers or through distribution channels, based on purchase orders and not supply contracts providing for additional goods or services once the products are transferred to the customer. The Company believes its performance obligations were satisfied upon shipment of goods to customers. The customers were billed at shipment, and revenue was recognized by the Company at that time.

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2022 and 2021

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

The provision for income taxes consists of the following components for the nine month periods ended January 31:

	2022	2021
Current
Federal	$178,965	$3,903
State	89,000	1,952
Deferred	(24,992)	-
Provision for Income Taxes	$242,973	$5,855

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2022 and 2021

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Period ended January 31,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income tax expense, net of
Federal tax benefit	7.5%	7.5%
Other adjustments	(2.7)%
Effective Tax Rate	25.8%	28.5%

Research and Development and Patents

Research and development expenditures were charged to operations as incurred. The costs of obtaining patents, primarily legal fees, were capitalized and, once obtained, were amortized over the life of the respective patent on the straight-line method.

Patent amortization expense for the nine months ended January 31, 2022 and 2021 were $9,096 and $10,233 respectively.

Patents related to products that were developed and were being marketed by the Company.

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

Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic and diluted net income per common share is the same for the nine months ended January 31, 2022 and 2021 as there are no common stock equivalents.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of readily determinable market prices. Based on the Company’s analysis, the fair value of financial instruments recorded on the balances sheets as of January 31, 2022 and April 30, 2021, approximates their carrying value.

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2022 and 2021

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment and an international segment. The international segment operations are immaterial. See Note 7.

Note 4 – Inventories

Components of inventories are as follows:

	January 31,	April 30,
	2022	2021
Raw materials	-	$4,051
Work-in-process	-	23,407
Finished goods	-	9,266
	$-	$36,724

Note 5 – Common Stock

The Company’s common stock was traded in the over-the-counter market. However, there was no established public trading market due to limited and sporadic trades. The Company’s common stock is not listed on a recognized market or stock exchange.

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2022 and 2021

Note 6 - Related Party Transactions

The Company and its affiliates are related through common stock ownership as follows as of January 31, 2022:

	Stock of Affiliates
	Biosynergy, Inc.	F.K. Suzuki International, Inc.	Medlab, Inc.

F.K. Suzuki International, Inc.	30.0%	-%	100.0%
Fred K. Suzuki, Officer	4.1	30.0	-
Jeanne S. Addis, Trustee	-	28.1	-
Beverly R. Suzuki	2.7	-	-
Lauane C. Addis, Officer	-	-	-
Malcolm MacCoun, Director	-	-	-

As of January 31, 2022 and April 30, 2021, $24,862 was due from F. K. Suzuki International, Inc. (FKSI). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time, and an advance of $5,163 in Fiscal 2020 for corporate compliance costs. No interest income is received or accrued by the Company. The financial condition of FKSI was such that it seemed unlikely to be able to repay the Company within the next year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance was reclassified as a contra equity account. Once the cash assets of the Company are distributed to the shareholders, FKSI will be able to repay the advances.

A board member provided a variety of legal services to the Company in his capacity as a partner in a law firm. Fees for such legal services were approximately $142,400 and $7,982 for the nine months ended January 31, 2022 and 2021 respectively.

BIOSYNERGY, INC.

Notes to Financial Statements

Nine Months Ended January 31, 2022 and 2021

Note 7 – Lease Commitments

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

The operating lease expense for the nine months ending January 31, 2022 and 2021 was $72,108 and $72,427, respectively.

Maturities of lease liabilities as of January 31, 2022 are presented in the following table:

Year Ending April 30:

2022	$16,330

The Company does not intend to renew the lease once it expires.

Note 8 – Customer Concentrations

Shipments to one customer amounted to 26.13% of sales during the first nine months of Fiscal 2022 compared to 32.28% during the comparative Fiscal 2021 period. As of January 31, 2022, there were outstanding accounts receivable from this customer of $48,175 compared to $77,358 at January 31, 2021. Shipments to another customer amounted to 41.22% of sales during the first nine months of Fiscal 2022 and 37.46% of sales during the first nine months of Fiscal 2021. As of January 31, 2022, there were outstanding accounts receivable from this customer of $214,587 compared to $121,915 at January 31, 2021.

The Company had export sales of $4,678 during the 3rd Quarter of Fiscal 2022, and export sales of $11,935 during the 3rd Quarter of Fiscal 2021. For the nine months ending January 31, 2022 export sales were $12,178 and $33,505 for the same period ending January 31, 2021. The Company also believes that some of its medical devices were sold to distributors within the United States who resold the devices in foreign markets. However, the Company does not have any information regarding such sales.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2022 and 2021

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Recent Developments

Biosynergy, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Agreement”) on November 23, 2021 with LCR Hallcrest, LLC (“Hallcrest”) for the sale of substantially all of the Company’s assets to Hallcrest (the “Asset Sale”). The Agreement contemplated the Asset Sale would be implemented through legal proceedings pursuant to 805 ILCS 5/12.05 et seq. of the Illinois Business Corporations Act (“BCA”). On November 24, 2021, Biosynergy filed a verified complaint (the “Complaint”) with the Circuit Court of Cook County, Illinois, Chancery Division, (the ”Court”), Case No. 2021CH05951 seeking a judicial dissolution and sale of Biosynergy’s assets pursuant to 805 ILCS 5/12.05 et seq. of the BCA. The complaint alleged that Biosynergy is a small publically traded company that has run out of viable options to continue in business for the benefit of its shareholders, or for the medical customers it serves.

On December 28, 2021, the Court entered an order finding that Biosynergy has established “dissolution is reasonably necessary because the business of the corporation can no longer be conducted to the general advantage of its shareholders.” The Court ordered Articles of Dissolution to be filed in accordance with BCA Section 12.20 and authorized and empowered Biosynergy to wind-down its business consistent with BCA Section 12.30.

The Company completed the Asset Sale on January 18, 2022. The Company sold all of its assets in the Asset Sale except for cash on hand and accounts receivable. As consideration for the Asset Sale, Hallcrest paid a purchase price of $1,504,496 in cash (of which $150,000 was paid into an indemnification escrow account to be held for 6 months as security for damages caused by a breach of representations and warranties in the Agreement by the Company). The Company retained all liabilities consisting of trade payables, rent and utilities for the premises at 1940 E. Devon, Elk Grove Village, Illinois through April 30, 2022, and all transaction expenses related to the Asset Sale.

The Company plans to change the name of the Company (as required under the Agreement) and file Articles of Dissolution prior to March 31, 2022. Shortly thereafter, the Company intends to deregister its common stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) and suspend its reporting obligations under Section 15(d) of the Exchange Act. The Company plans to dissolve and distribute the proceeds from the Asset Sale and available cash, less the expenses of the Asset Sale, income taxes, and the expenses of dissolving the Company to its shareholders after release of the funds in the indemnification escrow account described above.

The foregoing description of the Agreement and the Asset Sale contemplated by the Agreement does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K filed on November 30, 2021, the Current Report on Form 8-K filed on January 5, 2022, the Current Report filed on Form 8-K filed on January 21, 2022, and the Agreement, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on November 30, 2021, and is incorporated by reference herein.

For all periods prior to the asset sale agreement on November 23, 2021, the Company’s financial statements are presented on a going concern basis of accounting. As required by generally accepted accounting principles, the Company adopted the liquidation basis of accounting effective on November 23, 2021. The liquidation basis of accounting will continue to be used by the Company until such time that the dissolution is completed and all net cash has been distributed to its shareholders.

Under the liquidation basis of accounting, assets are stated at their realizable values and liabilities are stated at their estimated settlement amounts, which estimates are periodically reviewed and adjusted. Uncertainties as to the precise value of non-cash assets and the costs of winding down the Company make it impractical to predict the net value that will be available to distribute to the shareholders. Although we do not have a precise estimate of the costs that will be incurred to wind down the Company, management believes there is sufficient cash to pay all liabilities and expenses and make cash distributions to the shareholders. If adequate cash is not available to pay liabilities and the expenses to wind down the Company, estimated future distributions to shareholders will be reduced.

The Company reported in the accompanying financial statements that its net assets in liquidation aggregate are $2,461,111, or $16.47 per share, to distribute to its shareholders. The valuation of the net realizable value of the Company’s assets and the Company’s liabilities at their settlement amounts requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated the liquidation and winding down of the Company. The valuations set forth in the accompanying financial statements represent estimates, based on present facts and circumstances, of the value of assets and costs associated with the liquidation of the Company, and are subject to change.

Overview of Financial Condition and Results of Operations (Going Concern Basis)

The Company was primarily engaged in the development and marketing of medical, consumer and industrial thermometric and thermographic products that utilize cholesteric liquid crystals prior to January 18, 2022. The products were sold to hospitals, clinical end-users, laboratories and product dealers located throughout the United States. Note that while the discussion below refers to the period ended January 31, 2022, the Company ceased doing business on January 18, 2022 irrespective of the periods indicated.

Net Sales/Revenues

For the three month period ending January 31, 2022 (“3rd Quarter”), the net sales increased 22.99%, or $60,937, and increased 17.57%, or $152,836, during the nine month period ending January 31, 2022, as compared to net sales for the comparative periods ending in 2021. The increase in sales during the three and nine month periods ending January 31, 2022 was primarily the result of increased HemoTemp® II sales. At January 18, 2022 there were no back orders.

In addition, during the 3rd Quarter the Company had $525 of miscellaneous revenues and $1,682 for the nine month period ending January 31, 2022, primarily from interest income and leasing a portion of its storage space to an unrelated party.

Costs and Expenses

General

The operating expenses of the Company during the 3rd Quarter increased overall by 129.68%, or $228,504, as compared to the 3rd quarter in 2021. The operating expenses of the Company increased by 51.57%, or $278,253, for the nine month period ending January 31, 2022, as compared to the nine month period ending January 31, 2021. The overall increase in operating expenses was primarily due to the use of temporary independent contractors to replace employees who resigned earlier in 2021.

Cost of Sales

The cost of sales during the 3rd Quarter increased by $28,837, and increased by $184,039 during the nine month period ending January 31, 2022 as compared to these expenses during the same periods ending in 2021. Due to the resignation of manufacturing employees, the Company entered into a manufacturing agreement with Hallcrest to manufacture its products other than liquid crystals. The increase in the cost of sales during the 3rd Quarter and the nine month period ending January 31, 2022 was primarily due to the increased cost for Hallcrest to manufacture Biosynergy’s products. These increased costs to manufacture also resulted in a material decrease in the Company’s gross profit margin.

Research and Development Expenses

Research and Development costs decreased $15,822, or 36.73%, during the 3rd Quarter as compared to the same quarter in 2021. These costs decreased by $33,350, or 27.81%, during the nine month period ending January 31, 2022 as compared to the same period in 2021. The overall cost in research and development expense decreased during the nine months due to lower employee costs as a result of employee resignations in 2021 and reduced development activities as the Company was winding down.

Marketing Expenses

Marketing expenses for the 3rd Quarter decreased by $19,980, or 47.52%, as compared to the quarter ending January 31, 2021. These costs decreased by $47,375, or 37.54%, during the nine month period ending January 31, 2022 as compared to the same period in 2021. The decrease is primarily due to lower employee costs and no travel during the respective periods.

General and Administrative Expenses

General and administrative costs for the 3rd Quarter increased by $265,306, or 291.26%, as compared to the 3rd quarter ending January 31, 2021, and increased by $358,882, or 122.24%, during the nine month period ending January 31, 2022, as compared to the same period in 2021, primarily due to higher legal and accounting fees related to the dissolution and liquidation of the Company and the use of temporary independent contractors to perform accounting and related services required as a result of the resignation of employees in 2021.

Net Income (Loss) from Operations

The Company realized a net loss from operations of $206,829 during the 3rd Quarter as compared to a net loss of $10,425 for the comparative quarter in the prior year primarily due to increased costs of operation. The Company also realized a net loss of $300,126 for the nine month period ending January 31, 2022 as compared to a net income of $9,229 during the same period in 2021. This decrease in net income is due an overall increase in the operating expenses of the Company as discussed above.

Assets/Liabilities

General

Since April 30, 2021, the Company's assets have increased by $1,098,155 primarily as a result of the gain from the Asset Sale. Liabilities have increased by $401,032 (excluding the liquidation redemption liability) primarily due to income taxes payable as a result of the Asset Sale and the cost of liquidation of the Company.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2022 and 2021

Related Party Transactions

As of January 31, 2022 and April 30, 2021, $24,862 was due from F.K. Suzuki International, Inc. ("FKSI"). These balances result from an allocation of common expenses charged to FKSI prior to April 30, 2006 offset by advances received from time to time, and an advance of $5,163 in Fiscal 2020 for corporate compliance costs. No interest income has been received or accrued by the Company. The financial condition of FKSI was such that it was unlikely able to repay the Company within one year without liquidating a portion of its assets, including a portion of its ownership in the Company. As a result, the receivable balance was reclassified as contra equity account. However, once the cash assets from the liquidation of the Company are distributed to the shareholders, FKSI will be able to repay the advances.

A board member provides a variety of legal services to the company in his capacity as a partner in a law firm. Fees for such legal services were approximately $142,400 and $7,982 for the nine months ending January 31, 2022 and 2021 respectively.

Liquidity and Capital Resources

During the nine month period ending January 31, 2022, the Company experienced an increase in cash of $1,233,981 as the result of the Asset Sale. The Company has $150,000 in an indemnity escrow that is anticipated to be returned to the Company six months after the Asset Sale. The Company also had $286,646 in accounts receivable to be collected. Assuming collection of all accounts receivable, less the accounts payable and expenses of completing the liquidation and wind down, the Company estimates to have $2,461,111 for distribution to the shareholders.

Cash used by operating activities was $120,515 during the nine month period ending January 31, 2022. Cash provided by investing activities was $1,354,496 during this same period as a result of the Asset Sale. Except for the expenses related to the liquidation and wind down of the Company to be incurred in the future, management is not aware of any other material capital requirements or material contingencies for which it must provide.

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

The Company’s significant accounting policies are disclosed in Note 3 to the Financial Statements for the 3rd Quarter. See “Financial Statements.” Except as noted below, the impact on the Company’s financial position or results of operation would not have been materially different had the Company reported under different conditions or used different assumptions. The policies which may have materially affected the financial position and results of operations of the Company if such information had been reported under different circumstances or assumptions are:

BIOSYNERGY, INC.

Nine Months Ended January 31, 2022 and 2021

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Historically, the Company’s primary exposure to market risk has been interest rate risk associated with its short term money market investments. The Company currently does not have any money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. Thus, the Company does not have any credit facilities with variable interest rates. The Company is not exposed to financial risk that will have a material impact on its financial position.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2022 and 2021

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

There have been no changes in the Company’s internal control over financial reporting during the Company’s Fiscal Quarter ending January 31, 2022 that have materially affected or are likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

As of the end of the Company’s Fiscal Quarter ending January 31, 2022, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to of which any of their property is the subject.

Item 1A. Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect the Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Except as identified above, there were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended April 30, 2021 or during the third quarter of Fiscal 2022.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, the Company has not sold securities which were not registered under the Securities Act.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2022 and 2021

Item 3.  Defaults Upon Senior Securities.

(a)         As of the end of the Company’s Fiscal Quarter ending January 31, 2022, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the registrant or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

(b)         As of the end of the Company’s Fiscal Quarter ending January 31, 2022, there have been no material arrearages in the payment of dividends and there has been no other material delinquency not cured within 30 days, with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company.

Item 4.  Mine Safety Disclosures.

The disclosures required by this Item are not applicable to the Company.

Item 5.  Other Information.

(a)         The Company is not required to disclose any information in this Form 10-Q otherwise required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q.

(b)         During the Fiscal Quarter ending January 31, 2022, there have been no material changes to the procedures by which the security holders may recommend nominees to the Company’s board of directors, where such changes were implemented after the Company last provided disclosure in response to the requirements of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

(3)	Articles of Incorporation and By-laws(i)

(4)	Instruments defining rights of security holders, including indentures - none.

(10)	Material Contracts – (a) Asset Purchase Agreement dated November 23, 2021 between Biosynergy, Inc. and LCR Hallcrest, LLC. (ii)

(11)	Statement regarding computation of per share earnings- none.

(15)	Letter regarding unaudited interim financial information - none.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2022 and 2021

(18)	Letter regarding change in accounting principles - none.

(19)	Reports furnished to security holders - none.

(22)	Published report regarding matters submitted to vote of security holders - none.

(23)	Consents of experts and counsel - none.

(24)	Power of Attorney - none.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(31.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

(32.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

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

(ii)	Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated November 24, 2021, and filed with the Securities and Exchange Commission on November 30, 2021.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2022 and 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date: March 23, 2022	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President