Form 10-Q/A
period 2022-01-31
BIOSYNERGY INC
filed 2022-03-28
CIK 715812

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Biosynergy, Inc. (the “Company”) Quarterly Report on Form 10-Q for the period ended January 31, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2022, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on March 23, 2022, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after March 23, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and other Company filings with the SEC.

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

Item 6. Exhibits.

The following exhibits are filed as a part of this report:

(2)	Plan of Acquisition, reorganization, arrangement, liquidation or succession - none

(3)	Articles of Incorporation and By-laws(i)

(4)	Instruments defining rights of security holders, including indentures - none.

(10)	Material Contracts – (a) Asset Purchase Agreement dated November 23, 2021 between Biosynergy, Inc. and LCR Hallcrest, LLC. (ii)

(11)	Statement regarding computation of per share earnings- none.

(15)	Letter regarding unaudited interim financial information - none.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2022 and 2021

(18)	Letter regarding change in accounting principles - none.

(19)	Reports furnished to security holders - none.

(22)	Published report regarding matters submitted to vote of security holders - none.

(23)	Consents of experts and counsel - none.

(24)	Power of Attorney - none.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(31.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

(32.2)	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sect. 1350. Filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (iii)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (iii)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (iii)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (iii)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (iii)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (iii)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (iii)

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

(iii)

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

BIOSYNERGY, INC.

Nine Months Ended January 31, 2022 and 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biosynergy, Inc.

Date: March 28, 2022	/s/ Fred K. Suzuki
Fred K. Suzuki Chief Executive Officer, Chairman of the Board, and President